Form 10-Q
period 1996-03-31
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 1996-05-15
CIK 895234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 1996.


       [  ]   Transition Report Pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934
              For the transition period from              to


                         Commission file number 33-40093
                             -----------------------




                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                  (Exact name of registrant as specified in its
                                    charter)


       California                                            94-3168838
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

One Market, Steuart Street Tower
   Suite 900, San Francisco, CA                               94105-1301
     (Address of principal                                    (Zip code)
      executive offices)


        Registrant's telephone number, including area code (415) 974-1399
                             -----------------------




       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

                          PLM GROWTH & INCOME FUND VII
                             (A Limited Partnership)

                                 BALANCE SHEETS
                            (in thousands of dollars)

                                     ASSETS


                                                                            March 31,          December 31,
                                                                            1996                 1995
                                                                        -----------------------------------

  Equipment held for operating leases                                    $   59,610           $   58,333
  Less accumulated depreciation                                             (14,710)             (12,796)
                                                                        -----------------------------------
                                                                             44,900               45,537
  Equipment held for sale                                                        --                  156
                                                                        -----------------------------------
    Net equipment                                                            44,900               45,693

  Cash and cash equivalents                                                   8,226               11,965
  Restricted cash                                                               396                  401
  Investments in unconsolidated special purpose entities                     40,914               38,689
  Accounts receivable, net of allowance for
    doubtful accounts of $316 in 1996 and $238 in 1995                          790                  872
  Prepaid expenses                                                               25                   40
  Deferred charges, net of accumulated amortization
    of $322 in 1996 and $268 in 1995                                            518                  534
                                                                        -----------------------------------

  Total assets                                                           $   95,769           $   98,194
                                                                        ===================================


                    LIABILITIES AND PARTNERS' CAPITAL


  Liabilities:

  Accounts payable and accrued expenses                                  $      587           $      270
  Due to affiliates                                                             425                  513
  Note payable                                                               23,000               23,000
  Prepaid deposits and reserve for repairs                                    1,048                1,120
                                                                        -----------------------------------
        Total liabilities                                                    25,060               24,903

  Partners' capital:

  Limited Partners (5,370,297 Depositary Units at March 31,
    1996 and at December 31, 1995)                                           70,709               73,291
  General Partner                                                                --                   --
                                                                        -----------------------------------
        Total partners' capital                                              70,709               73,291
                                                                        -----------------------------------

  Total liabilities and partners' capital                                $   95,769           $   98,194
                                                                        ===================================



                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                (in thousands of dollars except per unit amounts)



                                                                     For the three months
                                                                        ended March 31,
                                                                    1996              1995
                                                                --------------------------------
   Revenues:

     Lease revenue                                               $    3,044        $   3,557
     Interest and other income                                          189               87
     Gain (loss) on disposition of equipment                             16                6
                                                                --------------------------------
         Total revenues                                               3,249            3,650

   Expenses:

     Depreciation and amortization                                    2,016            2,850
     Management fees to affiliate                                       158              197
     Repairs and maintenance                                            238              305
     Insurance expense                                                   --               58
     Insurance expense to affiliate                                      10               23
     Interest expense                                                   423               --
     Marine equipment operating expenses                                 18              129
     General and administrative expenses
          to affiliates                                                 140              170
     Other general and administrative expenses                          219              104
     Provision for bad debts                                             77               15
                                                                --------------------------------
         Total expenses                                               3,299            3,851
                                                                --------------------------------

   Equity in net income of unconsolidated
     special purpose entities                                            13               --
                                                                --------------------------------

   Net loss                                                      $      (37)       $    (201)
                                                                ================================

   Partners' share of net income (loss):

     Limited Partners                                            $     (164)       $    (301)
     General Partner                                                    127              100
                                                                --------------------------------

   Total                                                         $      (37)       $    (201)
                                                                ================================

   Net loss per Depositary Unit
     (5,370,297 Units in 1996 and 5,019,254
     in 1995)                                                    $    (0.03)       $     N/A
                                                                ================================

   Cash distributions                                            $    2,545        $   2,135
                                                                ================================

   Cash distributions per Depositary Unit                        $     0.45        $     N/A
                                                                ================================


                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)

                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
               the period from December 31, 1994 to March 31, 1996
                                 (in thousands)



                                                     Limited                General
                                                    Partners                Partner                  Total
                                                ------------------------------------------------------------------

  Partners' capital at December 31, 1994        $        66,996        $             --         $        66,996

  Partners' capital contributions                        18,873                      --                  18,873

  Underwriting commissions to affiliates                 (1,320)                     --                  (1,320)

  Syndication costs to affiliates                          (440)                     --                    (440)
                                                ------------------------------------------------------------------

  Partners' capital contributions, net                   17,113                      --                  17,113

  Net income (loss)                                      (1,661)                    470                  (1,191)

  Cash distributions                                     (9,157)                   (470)                 (9,627)
                                                ------------------------------------------------------------------

  Partners' capital at December 31, 1995                 73,291                      --                  73,291

  Net income (loss)                                        (164)                    127                     (37)

  Cash distributions                                     (2,418)                   (127)                 (2,545)
                                                ------------------------------------------------------------------

  Partners' capital at March 31, 1996           $        70,709        $             --         $        70,709
                                                ==================================================================























                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                             For the three months
                                                                                               ended March 31,
                                                                                           1996                 1995
                                                                                       ------------------------------------
  Operating activities:
    Net loss                                                                           $       (37)          $     (201)
    Adjustments to reconcile net loss to net cash
      provided by operating activities
        Gain on disposition of equipment                                                       (16)                  (6)
        Depreciation and amortization                                                        2,016                2,850
        Cash distributions from unconsolidated special purpose
           entities in excess of income                                                      3,385                   --
        Changes in operating assets and liabilities:
          Increase in restricted cash                                                            5                   --
          Accounts receivable, net                                                             (32)                 (38)
          Prepaid expenses                                                                      15                   15
          Accounts payable and accrued expenses                                                317                   50
          Due to affiliates                                                                    (88)                 (15)
          Prepaid deposits and reserve for repairs                                             (72)                  98
                                                                                       ------------------------------------
  Cash provided by operating activities                                                      5,493                2,753
                                                                                       ------------------------------------

  Investing activities:
    Payments for purchase of equipment and capitalized repairs                              (1,367)                 (39)
    Investment in equipment purchased and placed in
       unconsolidated special purpose entities                                              (5,610)                  --
    Payments of acquisition-related fees to affiliate                                          (60)                (358)
    Payments of lease negotiation fees to affiliate                                            (13)                 (80)
    Proceeds from disposition of equipment                                                     388                   78
                                                                                       ------------------------------------
  Cash used in investing activities                                                         (6,662)                (399)
                                                                                       ------------------------------------

  Financing activities:
    Partner's capital contributions, net of syndication and
      underwriting costs                                                                        --               10,483
    Decrease in due to affiliates relating to syndication activities                            --                 (110)
    Cash distributions paid to affiliate                                                      (127)                (100)
    Cash distributions paid to Limited Partners                                             (2,418)              (2,035)
    Payments of debt issuance costs                                                            (25)                  --
    Decrease in subscriptions in escrow, net                                                    --                 (393)
    Decrease in restricted cash                                                                 --                  477
                                                                                       ------------------------------------
  Cash (used in) provided by financing activities                                           (2,570)               8,322
                                                                                       ------------------------------------

  Net (decrease) increase in cash and cash equivalents                                      (3,739)              10,676

  Cash and cash equivalents at beginning of period                                          11,965                  200
                                                                                       ------------------------------------

  Cash and cash equivalents at end of period                                           $     8,226           $   10,876
                                                                                       ====================================

  Supplemental information:
    Interest paid                                                                      $        33           $       --
                                                                                       ====================================
  Supplemental disclosure of noncash investing and financing activities:
    Sales proceeds included in accounts receivable                                     $        98           $       --
                                                                                       ====================================

                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996

1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. ("FSI"), the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership's financial position as of March 31, 1996, the statements of operations and the statements of cash flows for the three months ended March 31, 1996 and 1995, and the statements of changes in partners' capital for the period from December 31, 1994 to March 31, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on file at the Securities and Exchange Commission.

2.   Cash Distributions

Cash distributions are recorded when paid and totaled $2.5 million and $2.1 million for the three months ended March 31, 1996 and 1995, respectively. Cash distributions to investors in excess of net income are considered to represent a return of capital using the Generally Accepted Accounting Principles (GAAP) basis. All cash distributions to the Limited Partners for the three months ended March 31, 1996 and 1995, were deemed to be a return of capital. Cash distributions related to first quarter results of $1.3 million were paid or are payable during April and May 1996, depending on whether the individual unit holder elected to receive a monthly or quarterly distribution check.

3.   Investments in Unconsolidated Special Purpose Entities

During the second half of 1995, the Partnership began to increase the level of its participation in the ownership of large-ticket transportation assets to be owned and operated jointly with affiliated programs. This trend has continued in the first quarter of 1996.

Prior to 1996, the Partnership accounted for operating activities associated with joint ownership of rental equipment as undivided interests, including its proportionate share of each asset with similar wholly-owned assets in its financial statements. Under generally accepted accounting principles, the effects of such activities, if material, should be reported using the equity method of accounting. Therefore, effective January 1, 1996, the Partnership adopted the equity method to account for its investment in such jointly-held assets.

The principle differences between the previous accounting method and the equity method relate to the presentation of activities relating to these assets in the statement of operations. Whereas, under equity accounting the Partnership's proportionate share is presented as a single net amount, "equity in net income
(loss) of unconsolidated special purpose entities," under the previous method, the Partnership's statement of operations reflected its proportionate share of each individual item of revenue and expense. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partner's capital or on the Partnership's net income (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated. However, certain items have been reclassified in the previously issued balance sheet to conform to the current period presentation.

During the three months ended March 31, 1996, the Partnership purchased a partial beneficial interest in a trust containing five commercial aircraft for $5.6 million and incurred acquisition and lease negotiation fees of $0.3 million to PLM Transportation Equipment Corporation, an affiliate of the General Partner.


                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996

3.   Investments in Unconsolidated Special Purpose Entities (continued)

The net investment in unconsolidated special purpose entities includes the following jointly owned equipment (and related assets and liabilities) (in thousands):

                                                                                         March 31,        December 31,
% Ownership                               Equipment                                   1996                 1995
- - --------------------------------------------------------------------------------------------------------------------
    80%      Bulk carrier marine vessel                                             $    9,142          $    8,903
    44%      Bulk carrier marine vessel                                                  3,719               3,836
    24%      767-200ER Commercial aircraft                                               6,700               7,001
    33%      Two trusts that consist of three commercial aircraft, two aircraft
             engines, and portfolio of aircraft rotables                                 8,226              10,664
    29%      Trust that consists of seven commercial aircraft                            7,666               8,285
    20%      Trust that consists of five commercial aircraft                             5,461                  --
                                                                                   ----------------------------------

               Investments in unconsolidated special purpose entities               $   40,914          $   38,689
                                                                                   ==================================

4.   Equipment

     Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or net realizable value and is subject to a pending contract for sale. The components of equipment are as follows (in thousands):

                                                  March 31,        December 31,
                                                  1996                 1995
                                              -----------------------------------

  Aircraft                                     $   10,450          $    10,450
  Marine vessels                                   22,211               22,211
  Trailers                                         12,744               11,343
  Rail equipment                                    9,487                9,479
  Modular buildings                                 4,718                4,850
                                              -----------------------------------
                                                   59,610               58,333
  Less accumulated depreciation                   (14,710)             (12,796)
                                              -----------------------------------
                                                   44,900               45,537
  Equipment held for sale                              --                  156
                                              -----------------------------------
  Net equipment                                $   44,900          $    45,693
                                              ===================================

Revenues are earned by placing the equipment in service under operating leases. As of March 31, 1996, all equipment in the Partnership's portfolio was on lease or operating in PLM-affiliated short-term trailer rental yards except for 68 trailers. The net book value of the equipment off-lease was $1.4 million. As of December 31, 1995, all equipment in the Partnership's portfolio was on lease or operating in PLM-affiliated short-term trailer rental yards.

During the three months ended March 31, 1996, six modular buildings and one trailer with an aggregate net book value of $102,000 were sold for $124,000. The Partnership also sold 58 trailers, which were held for sale as of December 31, 1995, with a net book value of $156,000 at the date of sale for proceeds of $150,000

During the three months ended March 31, 1995, the Partnership sold four modular buildings with a net book value of $72,000 for proceeds of $78,000.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996

5.   Debt

The General Partner has entered into a joint $25 million credit facility (the "Committed Bridge Facility") on behalf of the Partnership, PLM Equipment Growth Fund II, PLM Equipment Growth Fund III, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth & Income Fund VI and Professional Lease Management Income Fund I ("Fund I"), all affiliated investment programs, and TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the General Partner, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership or Fund I, plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated on September 27, 1995, to expire on September 30, 1996. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, TECAI or PLM Equipment Growth Funds II through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than September 30, 1996. The Committed Bridge Facility prohibits the Partnership from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrowers option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of March 31, 1996, the PLM Equipment Growth Fund VI had $11,220,000 in outstanding borrowings under the Committed Bridge Facility, PLM Equipment Growth Fund V had $5,610,000 and TECAI had $7,706,000 in outstanding borrowings and neither the Partnership nor any of the other programs had any outstanding borrowings.




















                      (this space intentionally left blank)

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended March 31, 1996 and 1995

(A)  Revenues

PLM Equipment Growth & Income Fund VII was in the equity raising stage during the first four months of 1995. As of March 31, 1996, the Partnership had purchased and placed into service $115 million of owned equipment and jointly owned assets reported as investments in unconsolidated special purpose entities compared to $79 million at March 31, 1995. Revenues of $3.2 million were generated for the three months ending March 31, 1996, compared to $3.7 million for the same period in 1995. The primary reason for the decrease is due to lower lease revenues.

Lease revenues decreased to $3.04 million for the three months ended March 31, 1996, when compared to the same period in 1995. The following table list the changes by equipment type (in thousands) :

                                                   For the three months
                                                        ended March 31,
                                                    1996              1995
                                              ---------------------------------
  Aircraft                                     $     564          $      295
  Marine vessels                                     964               1,749
  Trailers                                           552                 687
  Railcars                                           626                 608
  Modular buildings                                  338                 218
                                              ---------------------------------
                                               $   3,044          $    3,557
                                              =================================

Although net income was not affected by the change in accounting for investments in unconsolidated special purpose entities (see note 3 to financial statements), lease revenues attributable to unconsolidated special purpose entities totaled $3.0 million in the first quarter of 1996, which included $1.8 million and $1.2 million for aircraft and marine vessels revenue, respectively, which represented revenues for jointly-owned assets (refer to the "Equity in net income of unconsolidated special purpose entities" section below). The remaining changes in 1996 lease revenues from owned equipment are explained below:

     a) an increase of $0.3 million in aircraft revenues is due primarily to the purchase and lease of 2 commercial aircraft and 4 aircraft engines during the later part of 1995. This equipment was on lease the full first quarter of 1996;

     b) the decrease $0.1 million in trailer revenues is due primarily to the sale of equipment which was on lease during the same period of 1995;

     c) the increase of $0.1 million in modular building revenues is due to an increase in the utilization of this equipment when compared to the same period of 1995.

Interest income and other increased $$0.1 million during the three months ended March 31, 1996 when compared to the same period of 1995 due to higher cash balances available for investment.

(B)  Expenses

Total expenses of $3.3 million for the three months ended March 31, 1996 decreased from $3.9 million for the same period of 1995. The decrease in 1996 expenses was attributable to a reduction in depreciation and amortization and repairs and maintenance expenses offset, in part, by increases in interest and administrative expenses.

Although net income was not affected by the change in accounting for investments in unconsolidated special purpose entities, expenses attributable to unconsolidated special purpose entities totaled $2.9 million in the first quarter of 1996, which included $1.8 million and $1.1 million for aircraft and marine vessels expenses, respectively, which represented depreciation and amortization, management fees, marine operating and administrative and other expenses for jointly-owned assets (refer to the "Equity in net income of unconsolidated special purpose entities" section below). The remaining changes in 1996 expenses are explained below:

     a) Depreciation and amortization expense increased $0.2 million during 1996 when compared to 1995, due to the equipment which was purchased throughout 1995, offset, in part, by the Partnership's use of the double-declining depreciation method

     b) Interest expenses increased $0.4 million during 1996. The increase was the result of the Partnership's increase in long term debt of $23.0 million when compared to the same period of 1995.

(C)      Equity in net income of unconsolidated special purpose entities

Equity in net income of unconsolidated special purpose entities represents the net income generated from jointly-owned assets accounted for under the equity method (see note 3 to financial statements).

At March 31 1996 and 1995, the Partnership's interest in a jointly owned marine vessel was affected by this change. The revenues generated by this equipment increased $0.4 million due to the change in the lease of the marine vessel from bareboat charter to time charter. Marine operating expenses also increased $0.2 million due to the change from bareboat charter in which the lessee pays for operating expenses, to a time charter in which the Partnership pays for certain operating expenses.

As of March 31 1996, the Partnership had acquired a partial beneficial interest in four trusts which is comprised of 15 commercial aircraft, 2 aircraft engines and a portfolio of rotable components. Revenues earned by these trusts of $1.8 million were offset by depreciation expense of $1.8 million.

(D)  Net Loss

The Partnership's net loss of $37,000 for the three months ending March 31, 1996, decreased from a net loss of $201,000 during the same period in 1995. The Partnership's ability to acquire, operate, or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance for the three months ending March 31, 1996, is not necessarily indicative of future periods. In the three months ending March 31, 1996, the Partnership distributed $2.4 million to the Limited Partners, or $0.45 per Limited Partnership Unit.

(II) FINANCIAL CONDITION - CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing of $23 million. No further capital contributions from original partners are permitted under the terms of the Partnership's Limited Partnership Agreement. The Partnership relies on operating cash flow to meet its operating obligations, make cash distributions to partners and increase the Partnership's equipment portfolio with any remaining available surplus cash. For the three months ended March 31, 1996, the Partnership generated sufficient operating cash to meet its operating obligations and pay distributions.

The General Partner has entered into a joint $25 million credit facility (the "Committed Bridge Facility") on behalf of the Partnership, PLM Equipment Growth Fund II, PLM Equipment Growth Fund III, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth & Income Fund VI and Professional Lease Management Income Fund I ("Fund I"), all affiliated investment programs, and TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the General Partner, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership or Fund I, plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated on September 27, 1995, to expire on September 30, 1996. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, TECAI or PLM Equipment Growth Funds II through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than September 30, 1996. The Committed Bridge Facility prohibits the Partnership from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrowers option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of March 31, 1996, the PLM Equipment Growth Fund VI had $11,220,000 in outstanding borrowings under the Committed Bridge Facility, PLM Equipment Growth Fund V had $5,610,000 and TECAI had $7,706,000 in outstanding borrowings and neither the Partnership nor any of the other programs had any outstanding borrowings. The General Partner is in negotiation to renew the Committed Bridge Facility and believes it will successfully negotiate an extension of the Committed Bridge Facility prior to expiration on terms, at least, as favorable as those in the current Committed Bridge Facility.

(III)    TRENDS

The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors. Throughout 1995 and the first part of 1996, market conditions, supply and demand equilibrium, and other factors varied in several markets. In the refrigerated over-the-road trailer markets, oversupply conditions, industry consolidations, and other factors resulted in falling rates and lower returns. In the dry over-the-road trailer markets, strong demand and a backlog of new equipment deliveries produced high utilization and returns. The marine vessel and rail markets could be generally categorized by increasing rates as the demand for equipment is increasing faster than new additions net of retirements. Finally, demand for narrowbody stage II aircraft, such as those owned by the Partnership, has increased as expected savings from newer narrowbody aircraft have not materialized and deliveries of the newer aircraft have slowed down. These trends are expected to continue for the near term. These different markets have had individual effects on the performance of Partnership equipment - in some cases resulting in declining performance, and in others, in improved performance.

         The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, governmental or other regulations, and others. The unpredictability of some of these factors, or of their occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continuously monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may make an evaluation to reduce the Partnership's exposure to equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return. Alternatively, the General Partner may make a determination to enter equipment markets in which it perceives opportunities to profit from supply-demand instabilities or other market imperfections.

The Partnership intends to use excess cash flow, if any, after payment of expenses, loan principal, and cash distributions to acquire additional equipment during the first seven years of Partnership operations. The General Partner believes these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.

                           PART II - OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     PLM EQUIPMENT GROWTH FUND & INCOME FUND VII
                                     By:      PLM Financial Services, Inc.
                                              General Partner



Dated:  May 14, 1996                 By:      /S/ David J. Davis
                                               ------------------
                                              David J. Davis
                                              Vice President and
                                              Corporate Controller