Form 10-Q
period 1996-06-30
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 1996-08-12
CIK 895234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended June 30, 1996.


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

                                                BALANCE SHEETS
                                          (in thousands of dollars)

                                                    ASSETS


                                                                          June 30,          December 31,
                                                                            1996                 1995
                                                                        -----------------------------------

  Equipment held for operating leases                                    $   60,558           $   58,333
  Less accumulated depreciation                                             (16,689)             (12,796)
                                                                        -----------------------------------
                                                                             43,869               45,537
  Equipment held for sale                                                        --                  156
                                                                        -----------------------------------
    Net equipment                                                            43,869               45,693

  Cash and cash equivalents                                                   7,355               11,965
  Restricted cash                                                               379                  401
  Investments in unconsolidated special purpose entities                     39,356               38,689
  Accounts receivable, net of allowance for
    doubtful accounts of $451 in 1996 and $238 in 1995                          660                  872
  Prepaid expenses                                                               65                   40
  Deferred charges, net of accumulated amortization
    of $380 in 1996 and $268 in 1995                                            470                  534
  Equipment acquisition deposits                                                151                   --
                                                                        -----------------------------------

  Total assets                                                           $   92,305           $   98,194
                                                                        ===================================


                    LIABILITIES AND PARTNERS' CAPITAL


  Liabilities:

  Accounts payable and accrued expenses                                  $      105           $      270
  Due to affiliates                                                             273                  513
  Note payable                                                               23,000               23,000
  Prepaid deposits and reserve for repairs                                    1,120                1,120
                                                                        -----------------------------------
        Total liabilities                                                    24,498               24,903

  Partners' capital:

  Limited Partners (5,370,297 Depositary Units at March 31,
    1996 and at December 31, 1995)                                           67,807               73,291
  General Partner                                                                --                   --
                                                                        -----------------------------------
        Total partners' capital                                              67,807               73,291
                                                                        -----------------------------------

  Total liabilities and partners' capital                                $   92,305           $   98,194
                                                                        ===================================



                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                (in thousands of dollars except per unit amounts)


                                                      For the three months                For the six months
                                                         ended June 30,                     ended June 30,
                                                         1996         1995               1996            1995
                                                   ---------------------------------------------------------------

  Revenues:

    Lease revenue                                   $   2,965      $   3,768          $   6,009       $   7,324
    Interest and other income                             109            160                298             248
    Net gain (loss) on disposition of equipment             7            167                 23             173
                                                   ---------------------------------------------------------------
        Total revenues                                  3,081          4,095              6,330           7,745

  Expenses:

    Depreciation and amortization                       2,047          3,175              4,062           6,025
    Management fees to affiliate                           59            208                217             404
    Repairs and maintenance                               303            352                542             656
    Interest expense                                      413             --                836              --
    Marine equipment operating expenses                    38             91                 56             220
    Insurance expense to affiliate                         --             22                 --              45
    Other insurance expense                                21             28                 32              85
    General and administrative
      expenses to affiliates                              115            136                203             314
    Other general and administrative expenses             133            134                404             233
    Bad debt expense                                      135             --                213              15
                                                   ---------------------------------------------------------------
                                                   ---------------------------------------------------------------
        Total expenses                                  3,264          4,146              6,565           7,997
                                                   ---------------------------------------------------------------

  Equity in net loss of unconsolidated
    special purpose entities                             (176)            --               (162)             --
                                                   ---------------------------------------------------------------

  Net loss                                          $    (359)     $     (51)         $    (397)      $    (252)
                                                   ===============================================================

  Partners' share of net income (loss):

    Limited Partners                                $    (486)     $    (165)         $    (651)      $    (467)
    General Partner                                       127            114                254             215
                                                   ---------------------------------------------------------------

  Total                                             $    (359)     $     (51)         $    (397)      $    (252)
                                                   ===============================================================

  Net loss per Depositary Unit
    (5,370,297 Units in 1996 and 1995)              $   (0.09)     $     N/A          $   (0.12)      $     N/A
                                                   ===============================================================

  Cash distributions                                $   2,543      $   2,409          $   5,087       $   4,563
                                                   ===============================================================

  Cash distributions per Depositary Unit            $    0.45      $    0.45          $    0.90       $    0.90
                                                   ===============================================================





                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                For the period from December 31, 1994 to June 30,
                                      1996
                                 (in thousands)


                                                     Limited                General
                                                    Partners                Partner                  Total
                                                ------------------------------------------------------------------

  Partners' capital at December 31, 1994        $        66,996        $             --         $        66,996

  Partners' capital contributions                        18,873                      --                  18,873

  Underwriting commissions to affiliates                 (1,320)                     --                  (1,320)

  Syndication costs to affiliates                          (440)                     --                    (440)
                                                ------------------------------------------------------------------

  Partners' capital contributions, net                   17,113                      --                  17,113

  Net income (loss)                                      (1,661)                    470                  (1,191)

  Cash distributions                                     (9,157)                   (470)                 (9,627)
                                                ------------------------------------------------------------------

  Partners' capital at December 31, 1995                 73,291                      --                  73,291

  Net income (loss)                                        (651)                    254                    (397)

  Cash distributions                                     (4,833)                   (254)                 (5,087)
                                                ------------------------------------------------------------------

  Partners' capital at June 30, 1996            $        67,807        $             --         $        67,807
                                                ==================================================================




                       See accompanying notes to financial
                                  statements.


                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                              For the six months
                                                                                                 ended June 30,
                                                                                            1996                  1995
                                                                                       ------------------------------------
  Operating activities:
    Net loss                                                                           $      (397)          $     (252)
    Adjustments to reconcile net loss to net cash
      provided by operating activities
        Gain on disposition of equipment                                                       (23)                (173)
        Depreciation and amortization                                                        4,062                6,025
        Cash distributions from unconsolidated special purpose
           entities in excess of income                                                      5,252                   --
        Changes in operating assets and liabilities:
          Increase in restricted cash                                                           22                   (6)
          Accounts receivable, net                                                             109                  (91)
          Prepaid expenses                                                                     (25)                  25
          Accounts payable and accrued expenses                                               (164)                  50
          Due to affiliates                                                                   (240)                 (57)
          Prepaid deposits and reserve for repairs                                              --                  337
                                                                                       ------------------------------------
  Cash provided by operating activities                                                      8,596                5,858
                                                                                       ------------------------------------

  Investing activities:
    Payments for purchase of equipment and capitalized repairs                              (2,301)             (10,118)
    Investment in equipment purchased and placed in
       unconsolidated special purpose entities                                              (5,919)                  --
    Payments of acquisition-related fees to affiliate                                         (105)                (808)
    Payments for equipment acquisition deposits                                               (151)                  --
    Payments of lease negotiation fees to affiliate                                            (23)                (180)
    Proceeds from disposition of equipment                                                     405                  472
                                                                                       ------------------------------------
  Cash used in investing activities                                                         (8,094)             (10,634)
                                                                                       ------------------------------------

  Financing activities:
    Partner's capital contributions, net of syndication and
      underwriting costs                                                                        --               17,113
    Decrease in due to affiliates relating to syndication activities                            --                 (262)
    Cash distributions paid to affiliate                                                      (254)                (215)
    Cash distributions paid to Limited Partners                                             (4,833)              (4,328)
    Payments of debt issuance costs                                                            (25)                  --
    Decrease in subscriptions in escrow, net                                                    --               (4,239)
    Decrease in restricted cash                                                                 --                4,010
                                                                                       ------------------------------------
  Cash (used in) provided by financing activities                                           (5,112)              12,079
                                                                                       ------------------------------------

  Net (decrease) increase in cash and cash equivalents                                      (4,610)               7,303

  Cash and cash equivalents at beginning of period                                          11,965                  200
                                                                                       ------------------------------------

  Cash and cash equivalents at end of period                                           $     7,355           $    7,503
                                                                                       ====================================

  Supplemental information:
    Interest paid                                                                      $       906           $       --
                                                                                       ====================================
  Supplemental disclosure of noncash investing and financing activities:
    Sales proceeds included in accounts receivable                                     $       103           $      649
                                                                                       ====================================

                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996

1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. ("FSI"), the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership's financial position as of June 30, 1996, the statements of operations for the three and six months ended June 30, 1996 and 1995, the statements of cash flows for the six months ended June 30, 1996 and 1995, and the statements of changes in partners' capital for the period from December 31, 1994 to June 30, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on file at the Securities and Exchange Commission.

2.   Cash Distributions

Cash distributions are recorded when paid and totaled $2.5 million and $5.1 million for the three and six months ended June 30, 1996, respectively. Cash distributions to investors in excess of net income are considered to represent a return of capital on a Generally Accepted Accounting Principles (GAAP) basis. All cash distributions to the Limited Partners for the six months ended June 30, 1996 and 1995, were deemed to be a return of capital. Cash distributions related to second quarter results of $1.3 million were paid or are payable during July and August 1996, depending on whether the individual unit holder elected to receive a monthly or quarterly distribution check.

3.   Investments in Unconsolidated Special Purpose Entities

During the second half of 1995, the Partnership began to increase the level of its participation in the ownership of large-ticket transportation assets to be owned and operated jointly with affiliated programs. This trend has continued during 1996.

Prior to 1996, the Partnership accounted for operating activities associated with joint ownership of transportation equipment as undivided interests, including its proportionate share of each asset with similar wholly-owned assets in its financial statements. Under generally accepted accounting principles, the effects of such activities, if material, should be reported using the equity method of accounting. Therefore, effective January 1, 1996, the Partnership adopted the equity method to account for its investment in such jointly-held assets.

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

During the six months ended June 30, 1996, the Partnership purchased a partial beneficial interest in a trust owning five commercial aircraft for $5.6 million and incurred acquisition and lease negotiation fees of $0.3 million to PLM Transportation Equipment Corporation, an affiliate of the General Partner.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996

3.   Investments in Unconsolidated Special Purpose Entities (continued)

The net investment in unconsolidated special purpose entities includes the following jointly owned equipment (and related assets and liabilities) (in thousands):

                                                                                                 June 30,      December 31,
     Ownership                                  Equipment                                  1996             1995
  --------------------------------------------------------------------------------------------------------------------
        80%      Bulk carrier marine vessel                                             $    8,609       $    8,903
        44%      Bulk carrier marine vessel                                                  3,571            3,836
        24%      767-200ER Commercial aircraft                                               6,360            7,001
        33%      Two trusts that own three commercial aircraft, two aircraft engines,
                 and portfolio of aircraft rotables                                          8,483           10,664
        29%      Trust that own seven commercial aircraft                                    7,021            8,285
        20%      Trust that own five commercial aircraft                                     5,312               --
                                                                                        ------------------------------

                   Investments in unconsolidated special purpose entities               $   39,356       $   38,689
                                                                                        ==============================

4.   Equipment

     Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or net realizable value and is subject to a pending contract for sale. The components of equipment are as follows (in thousands):


                                                  June 30,         December 31,
                                                  1996                 1995
                                              -----------------------------------

  Aircraft                                     $   10,452          $    10,450
  Marine vessels                                   22,212               22,211
  Trailers                                         13,137               11,343
  Rail equipment                                   10,039                9,479
  Modular buildings                                 4,718                4,850
                                              -----------------------------------
                                                   60,558               58,333
  Less accumulated depreciation                   (16,689)             (12,796)
                                              -----------------------------------
                                                   43,869               45,537
  Equipment held for sale                              --                  156
                                              -----------------------------------
  Net equipment                                $   43,869          $    45,693
                                              ===================================

Revenues are earned by placing the equipment in service under operating leases. As of June 30, 1996, all equipment in the Partnership's portfolio was on lease or operating in PLM-affiliated short-term trailer rental yards except for 61 trailers. The net book value of the equipment off-lease was $1.2 million. As of December 31, 1995, all equipment in the Partnership's portfolio was on lease or operating in PLM-affiliated short-term trailer rental yards.

During the six months ended June 30, 1996, six modular buildings and four trailers with an aggregate net book value of $123,000 were sold for $152,000. The Partnership also sold 58 trailers, which were held for sale as of December 31, 1995, with a net book value of $156,000 at the date of sale for proceeds of $150,000

During the six months ended June 30, 1995, the Partnership sold 44 modular buildings and 26 trailers with an aggregate net book value of $948,000 for proceeds of $1,121,000.




                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996

5.   Debt

The General Partner has entered into a joint $35 million credit facility (the "Committed Bridge Facility") on behalf of the Partnership, PLM Equipment Growth Fund III, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI and Professional Lease Management Income Fund I ("Fund I"), all affiliated investment programs, TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the General Partner, and American Finance Group, Inc. (AFG), a subsidiary of PLM International, Inc., which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership or Fund I, plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated on May 31, 1996, to expire on May 23, 1997. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, TECAI, AFG or PLM Equipment Growth Funds III through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than May 23, 1997. The Committed Bridge Facility prohibits the Partnership from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrowers option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of August 9, 1996, the PLM Equipment Growth Fund VI had $9,000,000 in
outstanding borrowings under the Committed Bridge Facility, TECAI had $23,911,000 in outstanding borrowings and neither the Partnership nor any of the other programs had any outstanding borrowings.




                      (this space intentionally left blank)

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended June 30, 1996 and 1995

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance, marine equipment operating, and asset specific insurance expenses) on owned equipment decreased during the second quarter of 1996 when compared to the same quarter of 1995. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):

                                                                            For the three months
                                                                               ended June 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft                                                              $    538        $     274
   Marine vessels                                                             895              868
   Trailers                                                                   560              606
   Rail equipment                                                             488              515
   Modular buildings                                                          131              159

Aircraft: Aircraft lease revenues and direct expenses were $0.5 million and $8,000, respectively, for the three months ended 1996, compared to $0.2 million and $2,000, respectively during the same quarter of 1995. The increase in aircraft contribution was due to the purchase of three DC-9 aircraft and two Dash 8-100 aircraft during the later half of the second quarter of 1995. This purchase gave 1996 three full months of lease revenues compared to one month of lease revenues during 1995;

Marine vessels: Marine vessel lease revenues and direct expenses were $1.0 million and $70,000, respectively, for the three months ended 1996, compared to $1.0 million and $96,000, respectively during the same quarter of 1995. The increase in the marine vessel contribution was due to lower marine operating expenses when compared to the same period of 1995;

Trailers: Trailer lease revenues and direct expenses were $651,000 and $91,000, respectively, for the three months ended 1996, compared to $631,000 and $25,000, respectively during the same quarter of 1995. The increase in trailer lease revenues is due to a larger fleet in service. Trailer repairs increased due to repairs incurred which were not needed during the same period of 1995;

Rail equipment: Railcar lease revenues and direct expenses were $0.6 million and $146,000, respectively, for the three months ended 1996, compared to $0.6 million and $119,000, respectively during the same quarter of 1995. Although the railcar fleet remained relatively the same size for both quarters, the decrease in railcar contribution resulted from running repairs required on certain of the railcars in the fleet during 1996 which were not needed during 1995;

Modular buildings: Modular building lease revenues and direct expenses were $169,000 and $38,000, respectively, for the three months ended 1996, compared to $160,000 and $1,000, respectively during the same quarter of 1995. The number of modular buildings owned by the Partnership has been declining over the past twelve months due to sales and dispositions, however, the Partnership is earning a higher lease rate on the remaining buildings and has incurred increased repositioning costs to move these building to new sites.

(B)  Indirect expenses related to owned equipment operations

Total indirect expenses of $2.9 million for the quarter ended June 30, 1996, increased from $2.5 million for the same period in 1995. The variances are explained as follows:

(a) The $0.4 million increase in interest expense is due to the increase in long-term debt of $23 million when compared to the same period of 1995 when the Partnership had no debt.

(b) Bad debt expense increased $0.1 million due to an increase in estimated uncollectable receivables from certain leases.

(C)  Net gain on disposition of owned equipment

Net gain on disposition of equipment for the second quarter 1996 totaled $7,000 which resulted from the sale of three trailers with a net book value of $21,000, for proceeds of $28,000. During the second quarter of 1995, the $167,000 net gain on disposition of equipment resulted from the sale or disposal of 40 modular buildings and 26 trailers with an aggregate net book value of $876,000, for proceeds of $1.0 million.

(D)  Interest and other income

Interest and other income decreased $51,000 during the second quarter of 1996 due primarily to lower cash balances available for investments when compared to the same period of 1995.

(E) Equity in net loss of unconsolidated special purpose entities represents net loss generated from the operation of jointly-owned assets accounted for under the equity method (see Note 2 to the financial statements).

                                                                            For the three months
                                                                               ended June 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft, rotable components, and aircraft engines                    $   (104 )      $    (130 )
   Marine vessels                                                             (72 )           (158 )

Aircraft, rotable components, and aircraft engines: As of June 30, 1996, the Partnership had a partial beneficial interest in four trusts which own 15 commercial aircraft, 2 aircraft engines and a portfolio of rotable components and a 24% interest in a commercial aircraft. During the same period of 1995, the Partnership only owned the 24% interest in a commercial aircraft. The Partnership's share of lease revenues for this equipment increased to $2.1 million during the second quarter 1996 compared to $0.3 million during the same period of 1995. The only significant expense was depreciation which increased to $2.1 million during the second quarter of 1996 from $0.4 million during the same period of 1995.

Marine vessels: As of June 30, 1996 and 1995, the Partnership owned an 80% interest in a dry bulk carrier marine vessel and a 44% interest in a another dry bulk carrier marine vessel. The Partnership's share of lease revenues increased to $1.2 million for the second quarter 1996 from $0.8 million during the same period of 1995. This increase was due to the change in the lease of one marine vessel from bareboat charter to time charter. As a result of this change, direct operating expenses increased to $0.5 million during the second quarter 1996 from $0.2 million for the same period of 1995. Indirect operating expenses remained relatively the same for both periods.

(F)  Net Loss

As a result of the foregoing, the Partnership's net loss of $0.4 million for the second quarter of 1996, increased from net loss of $51,000 during the same period in 1995. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the second quarter 1996 is not necessarily indicative of future periods. In the second quarter 1996, the Partnership distributed $2.4 million to the Limited Partners, or $0.45 per Depositary Unit.

Comparison of the Partnership's Operating Results for the Six Months Ended June 30, 1996 and 1995

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance, marine equipment operating, and asset specific insurance expenses) on owned equipment decreased during the six months ended June 30, 1996 when compared to the same period of 1995. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):

                                                                             For the six months
                                                                               ended June 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft                                                              $  1,095      $       261
   Marine vessels                                                           1,795            1,712
   Trailers                                                                 1,061            1,202
   Rail equipment                                                             992            1,042
   Modular buildings                                                          455              377

Aircraft: Aircraft lease revenues and direct expenses were $1.1 million and $18,000, respectively, for the six months ended 1996, compared to $0.3 million and $15,000, respectively during the same period of 1995. The increase was due to the purchase of three DC-9 aircraft and two Dash 8-100 aircraft during the later half of the second quarter of 1995. This purchase gave 1996 six full months of lease revenues compared to one month of lease revenues during the same period of 1995;

Marine vessels: Marine vessel lease revenues and direct expenses were $1.9 million and $0.1 million, respectively, for the six months ended 1996, compared to $1.9 million and $0.2 million, respectively during the same period of 1995. The decrease in direct expenses was due to the lower marine operating expenses and a small insurance refund due to an overpayment in a prior year;

Trailers: Trailer lease revenues and direct expenses were $1.2 million and $0.1, respectively, for the six months ended 1996, compared to $1.3 million and $0.1 million, respectively during the same period of 1995. The trailer fleet is experiencing lower utilization of its equipment in the PLM affiliated short-term rental yards;

Rail equipment: Railcar lease revenues and direct expenses were $1.3 million and $$0.3 million, respectively, for the six months ended 1996, compared to $1.2 million and $0.2 million, respectively during the same period of 1995. Although the railcar fleet remained relatively the same size for both periods, the decrease in railcar contribution resulted from running repairs required on certain of the railcars in the fleet during 1996 which were not needed during 1995;

Modular buildings: Modular buildings lease revenues and direct expenses were $0.5 million and $50,000, respectively, for the six months ended 1996, compared to $0.4 million and $1,000, respectively during the same period of 1995. The number of modular buildings owned by the Partnership has been declining over the past twelve months due to sales and dispositions, however, the Partnership is earning a higher lease rate on the remaining fleet and is in the process of relocating buildings to other sites for future lease.

(B)  Indirect expenses related to owned equipment operations

Total indirect expenses of $6.1 million for the six months ended June 30, 1996, increased from $5.2 million for the same period in 1995. The variances are explained as follows:

(a) A $0.8 million increase in interest expense from 1995 levels reflecting the increase in long-term debt of $23 million compared to the same period of 1995 when the Partnership had no debt.

(C)  Net gain on disposition of owned equipment

Net gain on disposition of equipment for the six months ended June 30, 1996 totaled $23,000 which resulted from the sale of six modular building and four trailers with an aggregate net book value of $123,000 for proceeds of $151,000. The Partnership also sold 58 trailers, which were held for sale as of December 31, 1995, with a net book value of $156,000 at the date of sale for proceeds of $150,000. For the six months ended June 30, 1995, the $173,000 net gain on disposition of equipment resulted from the sale of 44 modular buildings and 26 trailers with an aggregate net book value of $948,000, for proceeds of $1.1 million.

(D)  Interest and other income

Interest and other income increased $50,000 during the six months ended June 30, 1996 due primarily to higher cash balances available for investments during the first quarter of 1996 when compared to the same period of 1995. The Partnership's cash balances for investments decreased during the second quarter of 1996.

(E) Equity in net loss of unconsolidated special purpose entities represents net loss generated from the operation of jointly-owned assets accounted for under the equity method (see Note 2 to the financial statements).

                                                                             For the six months
                                                                               ended June 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft, rotable components, and aircraft engines                    $   (213 )      $    (150 )
   Marine vessels                                                              51             (299 )

Aircraft, rotable components, and aircraft engines: As of June 30, 1996, the Partnership had a partial beneficial interest in four trusts which own 15 commercial aircraft, 2 aircraft engines and a portfolio of rotable components and a 24% interest in a commercial aircraft. During the same period of 1995, the Partnership only owned the 24% interest in a commercial aircraft. The Partnership's share of lease revenues for this equipment increased to $3.8 million during the six months ended June 30, 1996 compared to $0.6 million during the same period of 1995. The only significant expense was depreciation which increased $3.1 million during the six months ended June 30, 1996 when compared to the same period of 1995.

Marine vessels: As of June 30, 1996 and 1995, the Partnership had an 80% interest in a dry bulk carrier marine vessel and a 44% interest in a another dry bulk carrier marine vessel. The Partnership's share of lease revenues increased to $2.4 million during the six months ended June 30, 1996 from $1.6 million during the same period of 1995. This increase was due to the change in the lease of one marine vessel from bareboat charter to time charter which earns higher revenues. As a result of this change, direct operating expenses increased to $0.9 million during the six months ended June 30, 1996 from $0.5 million for the same period of 1995. Indirect operating expenses remained relatively the same for both periods.

F)   Net loss

As a result of the foregoing, the Partnership's net loss of $0.4 million for the six months ended June 30, 1996, increased from net loss of $0.3 million during the same period in 1995. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the six months ended June 30, 1996 is not necessarily indicative of future periods. In the six months ended June 30, 1996, the Partnership distributed $4.8 million to the Limited Partners, or $0.90 per Depositary Unit.

(II) FINANCIAL CONDITION - CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing of $23 million. No further capital contributions from original partners are permitted under the terms of the Partnership's Limited Partnership Agreement. The Partnership relies on operating cash flow to meet its operating obligations, make cash distributions to partners and increase the Partnership's equipment portfolio with any remaining available surplus cash. For the six months ended June 30, 1996, the Partnership generated sufficient operating cash to meet its operating obligations and pay distributions.

The General Partner has entered into a joint $35 million credit facility (the "Committed Bridge Facility") on behalf of the Partnership, PLM Equipment Growth Fund III, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI and Professional Lease Management Income Fund I ("Fund I"), all affiliated investment programs, TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the General Partner, and American Finance Group (AFG), a subsidiary of PLM International, Inc., which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership or Fund I, plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated on May 31, 1996, to expire on May 23, 1997. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, TECAI, AFG or PLM Equipment Growth Funds III through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than May 23, 1997. The Committed Bridge Facility prohibits the Partnership from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrowers option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of August 9, 1996, the PLM Equipment Growth Fund VI had $9,000,000 in
outstanding borrowings under the Committed Bridge Facility, TECAI had $23,911,000 in outstanding borrowings and neither the Partnership nor any of the other programs had any outstanding borrowings.

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



                                  PLM EQUIPMENT GROWTH FUND & INCOME FUND VII
                                  By:      PLM Financial Services, Inc.
                                           General Partner



Dated:  August 9, 1996            By:      /s/ David J. Davis
                                           --------------------------
                                           David J. Davis
                                           Vice President and
                                           Corporate Controller