Form 10-Q
period 1996-09-30
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 1996-11-13
CIK 895234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 30, 1996.


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


     California                                           94-3168838
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

One Market, Steuart Street Tower
 Suite 800, San Francisco, CA                             94105-1301
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

                                 BALANCE SHEETS
                            (in thousands of dollars)

                                     ASSETS


                                                                           September 30,       December 31,
                                                                             1996                 1995
                                                                         ----------------------------------

   Equipment held for operating leases                                   $   67,493           $   58,333
   Less accumulated depreciation                                            (18,905 )            (12,796 )
                                                                         ----------------------------------
                                                                             48,588               45,537
   Equipment held for sale                                                       --                  156
                                                                         ----------------------------------
     Net equipment                                                           48,588               45,693

   Cash and cash equivalents                                                  1,793               11,965
   Restricted cash                                                              189                  401
   Investments in unconsolidated special purpose entities                    37,047               38,689
   Accounts receivable, net of allowance for
     doubtful accounts of $331 in 1996 and $238 in 1995                       1,010                  872
   Prepaid expenses                                                              22                   40
   Deferred charges, net of accumulated amortization
     of $438 in 1996 and $268 in 1995                                           479                  534
   Equipment acquisition deposits                                                19                   --
                                                                         ----------------------------------

   Total assets                                                          $   89,147           $   98,194
                                                                         ==================================


                    LIABILITIES AND PARTNERS' CAPITAL


  Liabilities:

   Accounts payable and accrued expenses                                 $      550           $      270
   Due to affiliates                                                            503                  513
   Note payable                                                              23,000               23,000
   Prepaid deposits and reserve for repairs                                     861                1,120
                                                                         ----------------------------------
         Total liabilities                                                   24,914               24,903

   Partners' capital:

   Limited Partners (5,370,297 Depositary Units at March 31,
     1996 and at December 31, 1995)                                          64,233               73,291
   General Partner                                                               --                   --
                                                                         ----------------------------------
         Total partners' capital                                             64,233               73,291
                                                                         ----------------------------------

   Total liabilities and partners' capital                               $   89,147           $   98,194
                                                                         ==================================



                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                (in thousands of dollars except per unit amounts)


                                                       For the three months               For the nine months
                                                       ended September 30,                ended September 30,
                                                         1996         1995               1996            1995
                                                    --------------------------------------------------------------

   Revenues:

     Lease revenue                                  $   3,135      $   4,815          $  9,144        $ 12,140
     Interest and other income                             68             66               366             314
     Net gain (loss) on disposition of equipment            2            (21 )              25             151
                                                    --------------------------------------------------------------
         Total revenues                                 3,205          4,860             9,535          12,605

   Expenses:

     Depreciation and amortization                      2,296          3,877             6,358           9,902
     Management fees to affiliate                         230            259               447             663
     Repairs and maintenance                              422            369               964           1,026
     Interest expense                                     427             40             1,263              40
     Marine equipment operating expenses                   36            391                92             612
     Insurance expense to affiliate                        --             56                --             101
     Other insurance expense                               23             38                55             123
     General and administrative
       expenses to affiliates                              30            135               233             448
     Other general and administrative expenses            245            160               649             393
     Bad debt expense                                    (120 )           46                93              61
                                                    --------------------------------------------------------------
                                                    --------------------------------------------------------------
         Total expenses                                 3,589          5,371            10,154          13,369
                                                    --------------------------------------------------------------

   Equity in net loss of unconsolidated
     special purpose entities                            (645 )           --              (807 )            --
                                                    --------------------------------------------------------------

   Net loss                                         $  (1,029 )    $    (511 )        $ (1,426 )      $   (764 )
                                                    ==============================================================

   Partners' share of net income (loss):

     Limited Partners                               $  (1,156 )    $    (637 )        $ (1,807 )      $ (1,104 )
     General Partner                                      127            126               381             340
                                                    --------------------------------------------------------------

   Total                                            $  (1,029 )    $    (511 )        $ (1,426 )      $   (764 )
                                                    ==============================================================

   Net loss per Depositary Unit
     (5,370,297 Units in 1996 and 1995)             $   (0.22 )    $     N/A          $  (0.34 )      $    N/A
                                                    ==============================================================

   Cash distributions                               $   2,545      $   2,538          $  7,632        $  7,081
                                                    ==============================================================

   Cash distributions per Depositary Unit           $    0.45      $    0.45          $   1.35        $    N/A
                                                    ==============================================================





                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               For the period from December 31, 1994 to September
                                    30, 1996
                                 (in thousands)


                                                     Limited                 General
                                                     Partners                Partner                 Total
                                                 -----------------------------------------------------------------

   Partners' capital at December 31, 1994         $      66,996             $       --          $        66,996

   Partners' capital contributions                       18,873                     --                   18,873

   Underwriting commissions to affiliates                (1,320 )                   --                   (1,320 )

   Syndication costs to affiliates                         (440 )                   --                     (440 )
                                                 -----------------------------------------------------------------

   Partners' capital contributions, net                  17,113                     --                   17,113

   Net income (loss)                                     (1,661 )                  470                   (1,191 )

   Cash distributions                                    (9,157 )                 (470 )                 (9,627 )
                                                 -----------------------------------------------------------------

   Partners' capital at December 31, 1995                73,291                     --                   73,291

   Net income (loss)                                     (1,807 )                  381                   (1,426 )

   Cash distributions                                    (7,251 )                 (381 )                 (7,632 )
                                                 -----------------------------------------------------------------

   Partners' capital at September 30, 1996        $      64,233             $       --          $        64,233
                                                 =================================================================









                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                 For the nine months
                                                                                                  ended September 30,
                                                                                             1996                1995
                                                                                        -----------------------------------
   Operating activities:
     Net loss                                                                           $   (1,426 )         $     (764 )
     Adjustments to reconcile net loss to net cash
       provided by operating activities
         Gain on disposition of equipment                                                      (25 )               (151 )
         Depreciation and amortization                                                       6,358                9,902
         Cash distributions from unconsolidated special purpose
            entities in excess of loss                                                       7,480                   --
         Changes in operating assets and liabilities:
           Restricted cash                                                                     212                   --
           Accounts receivable, net                                                           (234 )               (297 )
           Prepaid expenses                                                                     18                   30
           Accounts payable and accrued expenses                                               282                  115
           Due to affiliates                                                                   (10 )                (13 )
           Prepaid deposits and reserve for repairs                                           (259 )                702
                                                                                        -----------------------------------
   Cash provided by operating activities                                                    12,396                9,524
                                                                                        -----------------------------------

   Investing activities:
     Payments for purchase of equipment and capitalized repairs                             (8,998 )            (25,140 )
     Investment in equipment purchased and placed in
        unconsolidated special purpose entities                                             (5,838 )                 --
     Payments of acquisition-related fees to affiliate                                        (402 )             (1,291 )
     Payments for equipment acquisition deposits                                               (19 )                 --
     Payments of lease negotiation fees to affiliate                                           (90 )               (287 )
     Proceeds from disposition of equipment                                                    436                1,160
                                                                                        -----------------------------------
   Cash used in investing activities                                                       (14,911 )            (25,558 )
                                                                                        -----------------------------------

   Financing activities:
     Partner's capital contributions, net of syndication and
       underwriting costs                                                                       --               17,113
     Proceeds from note payable                                                                 --                9,569
     Decrease in due to affiliates relating to syndication activities                           --                 (262 )
     Cash distributions paid to affiliate                                                     (381 )               (340 )
     Cash distributions paid to Limited Partners                                            (7,251 )             (6,741 )
     Payments of debt issuance costs                                                           (25 )                 --
     Decrease in subscriptions in escrow, net                                                   --               (4,239 )
     Decrease in restricted cash                                                                --                4,010
                                                                                        -----------------------------------
   Cash (used in) provided by financing activities                                          (7,657 )             19,110
                                                                                        -----------------------------------

   Net (decrease) increase in cash and cash equivalents                                    (10,172 )              3,076

   Cash and cash equivalents at beginning of period                                         11,965                  200
                                                                                        -----------------------------------

   Cash and cash equivalents at end of period                                           $    1,793           $    3,276
                                                                                        ===================================

   Supplemental information:
     Interest paid                                                                      $      938           $       --
                                                                                        ===================================
   Supplemental disclosure of noncash investing and financing activities:
     Sales proceeds included in accounts receivable                                     $      118           $       --
                                                                                        ===================================

                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996

1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. ("FSI"), the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership's financial position as of September 30, 1996, the statements of operations for the three and nine months ended September 30, 1996 and 1995, the statements of cash flows for the nine months ended September 30, 1996 and 1995, and the statements of changes in partners' capital for the period from December 31, 1994 to September 30, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on file at the Securities and Exchange Commission.

2.   Cash Distributions

Cash distributions are recorded when paid and totaled $2.5 million and $7.6 million for the three and nine months ended September 30, 1996, respectively. Cash distributions to investors in excess of net income are considered to represent a return of capital on a Generally Accepted Accounting Principles
(GAAP) basis. All cash distributions to the Limited Partners for the nine months ended September 30, 1996 and 1995, were deemed to be a return of capital. Cash distributions related to third quarter results of $1.3 million were paid or are payable during October and November 1996, depending on whether the individual unit holder elected to receive a monthly or quarterly distribution check.

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

The principle differences between the previous accounting method and the equity method relate to the presentation of activities relating to these assets in the statement of operations. Whereas, under the equity method of accounting the Partnership's proportionate share is presented as a single net amount, "equity in net income (loss) of unconsolidated special purpose entities," under the previous method, the Partnership's statement of operations reflected its proportionate share of each individual item of revenue and expense. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partner's capital or on the Partnership's net income
(loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated. However, certain items have been reclassified in the previously issued balance sheet to conform to the current period presentation.

During the nine months ended September 30, 1996, the Partnership purchased a partial beneficial interest in a trust owning five commercial aircraft for $5.6 million and incurred acquisition and lease negotiation fees of $0.3 million to PLM Transportation Equipment Corporation, an affiliate of the General Partner.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996

3.   Investments in Unconsolidated Special Purpose Entities (continued)

The net investment in unconsolidated special purpose entities includes the following jointly owned equipment (and related assets and liabilities) (in thousands):

                                                                                           September 30,       December 31,
     Ownership                                  Equipment                                   1996             1995
   -------------------------------------------------------------------------------------------------------------------
        80%       Bulk carrier marine vessel                                            $    7,754       $    8,903
        44%       Bulk carrier marine vessel                                                 3,175            3,836
        24%       767-200ER Commercial aircraft                                              6,058            7,001
        33%       Two trusts that own three commercial aircraft, two aircraft engines,
                  and portfolio of aircraft rotables                                         8,821           10,664
        29%       Trust that owns seven commercial aircraft (see note below)                    --            8,285
        33%       Trust that owns six commercial aircraft (see note below)                   6,376               --
        25%       Trust that owns four commercial aircraft (see note below)                  4,863               --
                                                                                        ------------------------------

                    Investments in unconsolidated special purpose entities              $   37,047       $   38,689
                                                                                        ==============================

The Partnership has beneficial interests in two certain unconsolidated special purpose entities that own multiple aircraft (the "Trusts"). These Trusts contain provisions, under certain circumstances, for allocating specific aircraft to the beneficial owners. During September 1996, PLM Equipment Growth Fund V, an affiliated partnership which also has a beneficial interest in the Trust, renegotiated its senior loan agreement and was required, for loan collateral purposes, to withdraw the aircraft designated to it from the Trust. The result was to restate the percentage ownership of the remaining beneficial owners of the Trusts beginning September 30, 1996. This change has no effect on the income or loss recognized during 1996.

4.   Equipment

     Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value less cost to sell and is subject to a pending contract for sale. The components of equipment are as follows (in thousands):

                                                September 30,      December 31,
                                                   1996                1995
                                               ----------------------------------

   Aircraft                                    $   15,933          $    10,450
   Marine vessels                                  22,212               22,211
   Trailers                                        14,585               11,343
   Rail equipment                                  10,045                9,479
   Modular buildings                                4,718                4,850
                                               ----------------------------------
                                                   67,493               58,333
   Less accumulated depreciation                  (18,905 )            (12,796 )
                                               ----------------------------------
                                                   48,588               45,537
   Equipment held for sale                             --                  156
                                               ----------------------------------
   Net equipment                               $   48,588          $    45,693
                                               ==================================

Revenues are earned by placing the equipment in service under operating leases. As of September 30, 1996, all equipment in the Partnership's portfolio was on lease or operating in PLM-affiliated short-term trailer rental yards except for 9 railcars and 51 trailers with an aggregate net book value of $0.8 million. As of December 31, 1995, all equipment in the Partnership's portfolio was on lease or operating in PLM-affiliated short-term trailer rental yards.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996

4.   Equipment (continued)

During the nine months ended September 30, 1996, the Partnership purchased a commercial aircraft, 209 trailers and 35 railcars for $9.0 million and incurred acquisition and lease negotiation fees of $0.5 million to TEC for this equipment.

During the nine months ended September 30, 1996, six modular buildings and eight trailers with an aggregate net book value of $160,000 were sold for $191,000. The Partnership also sold 58 trailers, which were held for sale as of December 31, 1995, with a net book value of $156,000 at the date of sale for proceeds of $150,000

During the nine months ended September 30, 1995, the Partnership sold 47 modular buildings and 26 trailers with an aggregate net book value of $1,009,000 for proceeds of $1,160,000.

Periodically, PLM International. Inc., (the Company) will purchase groups of assets whose ownership may be allocated among affiliated partnerships and the Company. Generally in these cases, only assets that are on lease will be purchased by the affiliated partnerships. The Company will generally assume the ownership and remarketing risks associated with off-lease equipment. Allocation of the purchase price will be determined by a combination of third party industry sources, and recent transactions or published fair market value references. During the nine months ended September 30, 1996, the Company realized $0.7 million of gains on the sale of 69 off-lease railcars purchased by the Company as part of a group of assets in 1994 which had been allocated to the Partnership, PLM Equipment Growth Funds IV, VI, Professional Lease Management Income Fund I, L.L.C. and the Company.

5.   Debt

The General Partner has entered into a joint $35 million credit facility (the "Committed Bridge Facility") on behalf of the Partnership, PLM Equipment Growth Fund III, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI and Professional Lease Management Income Fund I ("Fund I"), all affiliated investment programs, TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the General Partner, and American Finance Group, Inc. (AFG), a subsidiary of PLM International, Inc., which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership or Fund I, plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated on May 31, 1996, to expire on May 23, 1997. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, TECAI, AFG or PLM Equipment Growth Funds III through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than May 23, 1997. The Committed Bridge Facility prohibits the Partnership from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrowers option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of September 30, 1996, AFG had $27,791,000 in outstanding borrowings. Neither the Partnership, Fund I, TECAI nor any of the other programs had any outstanding borrowings.

On October 31, 1996, the General Partner amended this agreement (for details refer to "Liquidity and Capital Resources").

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended September 30, 1996 and 1995

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance, marine equipment operating, and asset specific insurance expenses) on owned equipment decreased during the third quarter of 1996 when compared to the same quarter of 1995. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):

                                                                            For the three months
                                                                             ended September 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft                                                              $    578        $     613
   Marine vessels                                                             891              895
   Trailers                                                                   591              612
   Rail equipment                                                             524              472
   Modular buildings                                                           87              199

Aircraft: Aircraft lease revenues and direct expenses were $585,000 and $7,000, respectively, for the three months ended 1996, compared to $618,000 and $5,000, respectively during the same quarter of 1995. The decrease in aircraft contribution was due to additional rents received during 1995 which were not earned during 1996;

Marine vessels: Marine vessel lease revenues and direct expenses were $1.0 million and $85,000, respectively, for the three months ended 1996, compared to $1.0 million and $80,000, respectively during the same quarter of 1995. The decrease in the marine vessel contribution was due to slightly higher marine operating expenses when compared to the same period of 1995;

Trailers: Trailer lease revenues and direct expenses were $761,000 and $170,000, respectively, for the three months ended 1996, compared to $665,000 and $53,000, respectively during the same quarter of 1995. The increase in trailer lease revenues is due to a larger fleet in service. Trailer repairs increased due to repairs incurred which were not needed during the same period of 1995;

Rail equipment: Railcar lease revenues and direct expenses were $0.7 million and $175,000, respectively, for the three months ended 1996, compared to $0.6 million and $159,000, respectively during the same quarter of 1995. Although the railcar fleet remained relatively the same size for both quarters, the increase in railcar lease revenues is due to the purchase of additional railcars during 1996. Direct expenses increased due to a larger fleet which required running repairs during 1996;

Modular buildings: Modular building lease revenues and direct expenses were $115,000 and $28,000, respectively, for the three months ended 1996, compared to $199,000 and $-0-, respectively during the same quarter of 1995. The number of modular buildings owned by the Partnership has been declining over the past twelve months due to sales and dispositions, however, the Partnership is earning a higher lease rate on the remaining buildings. Direct expenses increased $28,000 during the third quarter 1996, the increase was due to repairs and commission expenses incurred during 1996 which were not needed during the same period of 1995.
(B)  Indirect expenses related to owned equipment operations

Total indirect expenses of $3.1 million for the quarter ended September 30, 1996, increased from $2.9 million for the same period in 1995. The variances are explained as follows:

(a) The $0.4 million increase in interest expense during the third quarter of 1996 is due to the long-term debt of $23 million in place for the full quarter when compared to the same period of 1995, the Partnership had $5.3 million in short-term debt in place for 30 days and an additional $4.3 million in short-term debt in place for 2 days;

(b) Bad debt expense decreased $0.2 million due to an decrease in estimated uncollectable receivables from certain leases.

(C)  Net gain on disposition of owned equipment

Net gain on disposition of equipment for the third quarter 1996 totaled $2,000 which resulted from the sale of four trailers with a net book value of $37,000, for proceeds of $39,000. During the third quarter of 1995, the $21,000 net loss on disposition of equipment resulted from the sale or disposal of three modular buildings a net book value of $60,000, for proceeds of $39,000.

 (D) Equity in net loss of unconsolidated special purpose entities represents net loss generated from the operation of jointly-owned assets accounted for under the equity method (see Note 3 to the financial statements).

                                                                            For the three months
                                                                             ended September 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft, rotable components, and aircraft engines                    $   (150 )      $    (377 )
   Marine vessels                                                            (495 )           (153 )

Aircraft, rotable components, and aircraft engines: As of September 30, 1996, the Partnership had a 24% interest in a commercial aircraft and a partial beneficial interest in four trusts which own 13 commercial aircraft, 2 aircraft engines and a portfolio of rotable components. During the same period of 1995, the Partnership owned the 24% interest in a commercial aircraft and had just purchased a partial beneficial interest in three additional trusts which contained 10 commercial aircraft, 2 aircraft engines and a portfolio of rotable components. The Partnership's share of lease revenues for this equipment increased to $2.0 million during the third quarter 1996 compared to $0.6 million during the same period of 1995. Operating expenses which are comprised primarily of depreciation expense, increased to $2.1 million during the third quarter of 1996 from $0.9 million during the same period of 1995.

Marine vessels: As of September 30, 1996 and 1995, the Partnership owned an 80% interest in a dry bulk carrier marine vessel and a 44% interest in a another dry bulk carrier marine vessel. The Partnership's share of lease revenues decreased to $0.6 million for the third quarter 1996 from $1.1 million during the same period of 1995. This decrease was due to a lower per diem rate earned on both marine vessels during the third quarter 1996 when compared to the same period of 1995. Direct operating expenses remained relatively the same for both periods. Indirect operating expenses decreased $0.2 million due primarily to lower depreciation expenses due to the double declining method of depreciation.

(E)  Net Loss

As a result of the foregoing, the Partnership's net loss of $1.0 million for the third quarter of 1996, increased from net loss of $0.5 million during the same period in 1995. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the third quarter of 1996 is not necessarily indicative of future periods. In the third quarter of 1996, the Partnership distributed $2.4 million to the Limited Partners, or $0.45 per Depositary Unit.

Comparison of the Partnership's Operating Results for the Nine Months Ended September 30, 1996 and 1995

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance, marine equipment operating, and asset specific insurance expenses) on owned equipment decreased during the nine months ended September 30, 1996 when compared to the same period of 1995. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):

                                                                             For the nine months
                                                                             ended September 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft                                                              $  1,670       $      902
   Marine vessels                                                           2,686            2,608
   Trailers                                                                 1,653            1,815
   Rail equipment                                                           1,516            1,514
   Modular buildings                                                          543              576


Aircraft: Aircraft lease revenues and direct expenses were $1.7 million and $25,000, respectively, for the nine months ended 1996, compared to $0.9 million and $21,000, respectively during the same period of 1995. The increase was due to the purchase of three DC-9 aircraft and two Dash 8-100 aircraft during the later half of the second quarter of 1995, resulting in nine full months of lease revenues compared to four months of lease revenues during the same period of 1995;

Marine vessels: Marine vessel lease revenues and direct expenses were $2.9 million and $0.2 million, respectively, for the nine months ended 1996, compared to $2.9 million and $0.3 million, respectively during the same period of 1995. The decrease in direct expenses was due to the lower marine operating expenses and a small insurance refund due to an overpayment in a prior year;

Trailers: Trailer lease revenues and direct expenses were $2.0 million and $0.3, respectively, for the nine months ended 1996, compared to $2.0 million and $0.2 million, respectively during the same period of 1995. Although revenues appear to be relatively consistent for both periods, the Partnership purchased additional trailers during 1996 which increased lease revenues, however, the increase was offset by the trailer fleet in the PLM affiliated short-term rental yards; which is experiencing lower utilization of its equipment The increase of $0.1 million in direct expenses is due to repairs needed to the trailers in the above mentioned rental yard to maintain rental ready status;

Rail equipment: Railcar lease revenues and direct expenses were $2.0 million and $442,000, respectively, for the nine months ended 1996, compared to $1.9 million and $359,000, respectively during the same period of 1995. The increase in lease revenues during the nine months ended 1996 was due to the purchase of additional railcars during 1996. This increase was offset by the increase in repairs needed during 1996 which were not needed during the same period of 1995;

Modular buildings: Modular buildings lease revenues and direct expenses were $0.6 million and $78,000, respectively, for the nine months ended 1996, compared to $0.6 million and $1,000, respectively during the same period of 1995. The number of modular buildings owned by the Partnership has been declining over the past twelve months due to sales and dispositions, however, the Partnership is earning a higher lease rate on the remaining fleet.

(B)  Indirect expenses related to owned equipment operations

Total indirect expenses of $9.0 million for the nine months ended September 30, 1996, increased from $7.7 million for the same period in 1995. The variances are explained as follows:

(a) A $1.2 million increase in interest expense from 1995 levels reflecting the increase in long-term debt of $23 million for the nine months ended September 30, 1996, compared to the same period of 1995, the Partnership had $5.3 million in short-term debt in place for 30 days and an additional $4.3 million in short-term debt in place for 2 days;

(b) A $0.1 million increase in administrative expenses from 1995 levels due to repositioning and storage cost of equipment for $0.2 million which wasn't needed during the same period of 1995 offset, in part, by a decrease of $0.1 million in other administrative expenses due to lower cost associated with purchasing equipment.

 (C) Net gain on disposition of owned equipment

Net gain on disposition of equipment for the nine months ended September 30, 1996 totaled $25,000 which resulted from the sale of nine modular building and eight trailers with an aggregate net book value of $160,000 for proceeds of $191,000. The Partnership also sold 58 trailers, which were held for sale as of December 31, 1995, with a net book value of $156,000 at the date of sale for proceeds of $150,000. For the nine months ended September 30, 1995, the $151,000 net gain on disposition of equipment resulted from the sale of 47 modular buildings and 26 trailers with an aggregate net book value of $1.0 million, for proceeds of $1.2 million.

(D)  Interest and other income

Interest and other income increased $52,000 during the nine months ended September 30, 1996 due primarily to higher cash balances available for investments during the first quarter of 1996 when compared to the same period of 1995. The Partnership's cash balances for investments decreased during the second quarter of 1996.

(E) Equity in net loss of unconsolidated special purpose entities represents net loss generated from the operation of jointly-owned assets accounted for under the equity method (see Note 2 to the financial statements).

                                                                             For the nine months
                                                                             ended September 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft, rotable components, and aircraft engines                    $   (363 )       $   (478 )
   Marine vessels                                                            (444 )           (452 )

Aircraft, rotable components, and aircraft engines: As of September 30, 1996, the Partnership had a 24% interest in a commercial aircraft and a partial beneficial interest in four trusts which own 13 commercial aircraft, 2 aircraft engines and a portfolio of rotable components. During the same period of 1995, the Partnership owned the 24% interest in a commercial aircraft and had just purchased a partial beneficial interest in three additional trusts which contained 10 commercial aircraft, 2 aircraft engines and a portfolio of rotable components. The Partnership's share of lease revenues for this equipment increased to $5.8 million during the nine months ended September 30, 1996 compared to $1.2 million during the same period of 1995. Operating expenses which is comprised primarily of depreciation and administrative expenses, increased to $6.2 million during the nine months ended September 30, 1996 from $1.6 million during the same period of 1995 due to the Partnership's increased investment.

Marine vessels: As of September 30, 1996 and 1995, the Partnership had an 80% interest in a dry bulk carrier marine vessel and a 44% interest in a another dry bulk carrier marine vessel. The Partnership's share of lease revenues increased to $3.0 million during the nine months ended September 30, 1996 from $2.7 million during the same period of 1995. This increase was due to the change in the lease of one marine vessel from bareboat charter to time charter which earns higher revenues. As a result of this change, direct operating expenses increased to $1.5 million during the nine months ended September 30, 1996 from $1.0 million for the same period of 1995. Indirect operating expenses which is comprised primarily of depreciation and administrative expenses, decreased to $2.0 million duiring the nine months ended September 30, 1996 from $2.2 million during the same period of 1995. The decrease of $0.2 million was due to the double declining balance method of depreciation.

F)   Net loss

As a result of the foregoing, the Partnership's net loss of $1.4 million for the nine months ended September 30, 1996, increased from a net loss of $0.8 million during the same period in 1995. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the nine months ended September 30, 1996 is not necessarily indicative of future periods. In the nine months ended September 30, 1996, the Partnership distributed $7.3 million to the Limited Partners, or $1.35 per Depositary Unit.

(II) FINANCIAL CONDITION - CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing of $23 million. No further capital contributions from original partners are permitted under the terms of the Partnership's Limited Partnership Agreement. The Partnership relies on operating cash flow to meet its operating obligations, make cash distributions to partners and increase the Partnership's equipment portfolio with any remaining available surplus cash. For the nine months ended September 30, 1996, the Partnership generated sufficient operating cash to meet its operating obligations and pay distributions.

The General Partner has entered into a joint $50 million credit facility (the "Committed Bridge Facility") on behalf of the Partnership, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI and Professional Lease Management Income Fund I ("Fund I"), all affiliated investment programs, TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the General Partner, and American Finance Group (AFG), a subsidiary of PLM International, Inc., which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership or Fund I, plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated on October 31, 1996, to expire on October 31, 1997 and increased the available borrowings for AFG to $50 million. The Partnership, TECAI, Fund I and the other partnerships collectively may borrow up to $35 million of the Committed Bridge Facility. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, TECAI, AFG or PLM Equipment Growth Funds IV through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than October 31, 1997. The Committed Bridge Facility prohibits the Partnership from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrowers option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of November 11, 1996, AFG had $39,033,000 in outstanding borrowings and neither the Partnership, Fund I, TECAI nor any of the other programs had any outstanding borrowings.

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




                      (this space intentionally left blank)

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



                                  PLM EQUIPMENT GROWTH FUND & INCOME FUND VII
                                  By:      PLM Financial Services, Inc.
                                           General Partner



Dated:  November 11, 1996         By:      /s/ David J. Davis
                                           ------------------
                                           David J. Davis
                                           Vice President and
                                           Corporate Controller