Form 10-K
period 1996-12-31
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 1997-03-24
CIK 895234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K


         [X]      Annual  Report   Pursuant  to  Section  13  or  15(d)  of  the
                  Securities Exchange Act of 1934 For the fiscal year ended December 31, 1996.

         [  ]     Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
                  For the transition period from              to

                        Commission file number 33-55796
                            -----------------------


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

Aggregate Market Value of Voting Stock:  N/A

An index of exhibits filed with this Form 10-K is located at page 40.

Total number of pages in this report:  43.

                                     PART I
ITEM 1.    BUSINESS

(A)  Background

In December 1992, PLM Financial Services, Inc. (FSI or the General Partner), a wholly-owned subsidiary of PLM International, Inc. (PLM International), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 7,500,000 limited partnership units (the Units) in PLM Equipment Growth & Income Fund VII, a California limited partnership (the Partnership, the Registrant or EGF VII). The Partnership's offering became effective on May 25, 1993. FSI, as General Partner, owns a 5% interest in the Partnership. The Partnership engages in the business of investing in a diversified equipment portfolio consisting primarily of used, long-lived, low-obsolescence capital equipment that is easily transportable by and among prospective users.

The Partnership's primary objectives are:

     (i) Investment in equipment: to invest in a diversified portfolio of low-obsolescence equipment having long lives and high residual values, at prices that the General Partner believes to be below inherent values, and to place the equipment on lease or under other contractual arrangements with creditworthy lessees and operators of equipment;

     (ii)Cash distributions: to generate cash distributions, which may be substantially tax-deferred (i.e., distributions that are not subject to current taxation) during the early years of the Partnership, to investors beginning in the quarter following the month in which the minimum number of Units are sold, a portion of which may represent a return of an investor's investment;

     (iii) Safety: to create a significant degree of safety relative to other equipment leasing investments through the purchase of a diversified equipment portfolio. This diversification reduces the exposure to market fluctuations in any one sector. The purchase of used, long-lived, low-obsolescence equipment, typically at prices that are substantially below the cost of new equipment, also reduces the impact of economic depreciation and can create the opportunity for appreciation in certain market situations, where supply and demand return to balance from oversupply conditions; and

     (iv)Growth: to increase the Partnership's revenue base by reinvesting a portion of its operating cash flow during the first six years of the Partnership's operation in additional equipment in order to grow the size of its portfolio. Since net income and distributions are affected by a variety of factors, including purchase prices, lease rates, and costs and expenses, growth in the size of the Partnership's portfolio does not mean that in all cases the Partnership's aggregate net income and distributions will increase upon the reinvestment of operating cash flow.

     The offering of Units of the Partnership closed on April 25, 1995. The Partnership admitted Limited Partners at 24 interim closing dates during 1993 through 1995. As of December 31, 1996, there were 5,370,297 Units outstanding. The General Partner contributed $100 for its 5% General Partner interest in the Partnership.

     In the ninth year of operations of the Partnership, which commences January 1, 2004, the General Partner intends to begin the dissolution and liquidation of the Partnership in an orderly fashion, unless the Partnership is terminated earlier upon sale of all of the equipment or by certain other events. However, under certain circumstances, the term of the Partnership may be extended. In no event will the Partnership extend beyond December 31, 2013.

     Table 1, below, lists cumulative offering proceeds, the cost of equipment in the Partnership's portfolio, and fees paid at December 31, 1996 (in thousands of dollars):

                                                      TABLE 1

Units                 Type                                             Manufacturer                      Cost
-------------------------------------------------------------------------------------------------------------------

Owned equipment held for operating leases:

     2    Bulk carrier marine vessels                   Ishikawa Jima                                $    22,212
     1    737-200 commercial aircraft                   Boeing                                             5,483
     2    DHC-8 commuter aircraft                       DeHavilland                                        7,628
     3    DC9 commercial aircraft                       McDonnell Douglas                                  2,822
   111    Refrigerated trailers                         Various                                            2,586
   600    Dry trailers                                  Trailmobile/Stoughton                              7,594
    62    Flatbed trailers                              Great Dane                                           532
   250    Dry piggyback trailers                        Various                                            3,835
    68    Woodchip gondola railcars                     National Steel                                     1,044
   347    Pressurized tank railcars                     Various                                            9,009
   214    Modular buildings                             Various                                            4,696
                                                                                                     ------------
          Total owned equipment held for operating leases                                            $    67,441<F1>
                                                                                                     ============

Investment in equipment owned by unconsolidated special purpose entities:

  0.80    Bulk carrier marine vessel                    Tsuneishi Zosen                                   14,212<F2>
  0.44    Bulk carrier marine vessel                    Naikai Ship Building & Engineering Co.             5,628<F3>
  0.25    Trust comprised of four 737-200
            Stage II commercial aircraft                Boeing                                             5,862<F4>
  0.33    Two trusts consisting of:
            Three 737-200A Stage II commercial
                 aircraft                               Boeing                                             9,408<F5>
            Two aircraft Stage II engines               Pratt & Whitney                                      390<F5>
            Portfolio of rotable components             Various                                              650<F5>
  0.29    Trust consisting of six 737-200A
            Stage II commercial aircraft                Boeing                                             8,987<F6>
  0.24    767-200ER Stage III Commercial
            aircraft                                    Boeing                                            10,251<F7>
  0.10    Mobile offshore drilling unit                 AT & CH de France                                  2,090<F8>
                                                                                                     ------------
          Total investments in unconsolidated special purpose entities                               $    57,478<F1>
                                                                                                     ============

<F1> Includes proceeds from capital contributions,  undistributed cash flow from operations, and Partnership borrowings invested in equipment. Includes costs capitalized, subsequent to the date of purchase, and equipment acquisition fees paid to PLM Transportation Equipment Corporation (TEC), a wholly-owned subsidiary of FSI, or PLM Worldwide Management Services (WMS), a wholly owned subsidiary of PLM International.

<F2> Jointly owned:  EGF VII and an affiliated partnership.

<F3> Jointly owned:  EGF VII and an affiliated partnership.

<F4> Jointly owned:  EGF VII and two affiliated partnerships.

<F5> Jointly owned:  EGF VII and three affiliated partnerships.

<F6> Jointly owned:  EGF VII and five affiliated partnerships.

<F7> Jointly owned:  EGF VII and two affiliated partnerships.

<F8> Jointly  owned:  EGF  VII,  two  affiliated  partnerships  (65%),  and  TEC
     Acquisub, Inc. (25%), an affiliate of PLM International.




The equipment is generally leased under operating leases for a term of one to six years.

     At December 31, 1996, approximately 76% of the Partnership's trailer equipment operated in rental yards owned and maintained by PLM Rental, Inc., the short-term trailer rental subsidiary of PLM International. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of other direct expenses of the rental yard operations are billed to the Partnership monthly.

     The lessees of the equipment include, but are not limited to: Hongkong Mingwah Shipping Co., Ltd., Wah Yuen Shipping, Inc., Pacific Carriers, Ltd., SWR Brazil 767, Inc., and Action Carriers, Incorporated. As of December 31, 1996, all of the equipment was on lease or operating in PLM-affiliated short-term trailer rental yards.

(B)  Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI, for the management of equipment. IMI agreed to perform all services necessary to manage the transportation equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessor under the Partnership's leases. In consideration for its services and pursuant to the Partnership Agreement, IMI is entitled to a monthly management fee (see financial statements, Notes 1 and 3).

(C)  Competition

(1)  Operating Leases versus. Full Payout Leases

Generally, the equipment owned or invested in by the Partnership is leased out on an operating lease basis wherein rents owed during the initial noncancelable term of the lease are insufficient to recover the purchase price of the equipment. The short- to mid-term nature of operating leases generally commands a higher rental rate than longer-term, full-payout leases, and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under an operating lease need not be capitalized on the lessee's balance sheet.

     The Partnership encounters considerable competition from lessors utilizing full-payout leases on new equipment, i.e., leases that have terms equal to the expected economic life of the equipment. Full payout leases are written for longer terms and for lower monthly rates than the Partnership offers. While some lessees prefer the flexibility offered by a shorter-term operating lease, other lessees prefer the rate advantages possible with a full-payout lease. Competitors of the Partnership may write full-payout leases at considerably lower rates, or larger competitors with a lower cost of capital may offer operating leases at lower rates, and, as a result, the Partnership may be at a competitive disadvantage.

(2)  Manufacturers and Equipment Lessors

The Partnership also competes with equipment manufacturers that offer operating leases and full-payout leases. Manufacturers may provide ancillary services that the Partnership cannot offer, such as specialized maintenance services (including possible substitution of equipment), training, warranty services, and trade-in privileges.

     The Partnership competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), General Electric Railcar Services Corporation, Greenbrier Leasing Company, General Electric Aviation Services Corporation, and other limited partnerships that may lease the same types of equipment.

(D)  Demand

The Partnership invests in transportation-related capital equipment and in "relocatable environments." "Relocatable environments" refers to capital equipment constructed to be self-contained in function but transportable, examples of which include mobile offshore drilling units, storage units, and relocatable buildings. A general distinction can be drawn between equipment used for the transport of either materials and commodities or people. With the exception of aircraft leased to passenger air carriers, the Partnership's equipment is used primarily for the transport of materials.





The following describes the markets for the Partnership's equipment:

(1)  Commercial Aircraft

The market for commercial aircraft continued to improve in 1996, representing two consecutive years of growth and profits in the airline industry. The $5.7 billion in net profits recorded by the world's top 100 airlines in 1995 grew to over $6.0 billion in 1996. The profits are a result of the continued management emphasis on costs. The demand for ever-lower unit costs by airline managements has caused a significant reduction of surplus used Stage II and Stage III commercial aircraft. The result is a return to supply/demand equilibrium. On the demand side, passenger traffic is improving, cargo movement is up, and load factors are generally higher across the major markets.

     These changes are reflected in the performance of the world's 62 major airlines that operate 60% of the world airline fleet but handle 78% of world passenger traffic. Focusing on the supply/demand for Partnership-type narrowbody commercial aircraft, 213 used narrowbody aircraft were available at year end 1995. In the first 10 months of 1996, this supply was reduced to 119 narrowbody aircraft available for sale or lease. Forecasts for 1997 see a continuing supply/demand equilibrium due to air travel growth and balanced aircraft supply.

     The Partnership's narrowbody fleet are late-model (post-1974) Boeing 737-200 Advanced aircraft. There are a total of 939 Boeing 737-200 aircraft in service, with 219 built prior to 1974. Independent forecasts estimate that 250 Boeing 737-200s will be retired, leaving approximately 700 aircraft in service after 2003. The forecasts regarding hushkits estimate that half of the 700 Boeing 737-200s will be hushed to meet Stage III noise levels. The Partnership's aircraft are all prospects for Stage III hushkits due to their age, hours, cycles, engine configurations, and operating weights.

     The Partnership has an investment in an entity that owns a widebody, twin-engine, twin-aisle Boeing 767-200ER. The aircraft is a late-model aircraft with high gross operating weights and the most advanced-technology engine powerplants available on the market. The aircraft carries 216 passengers in a mixed class over 6,800 nautical miles. There are currently 99 aircraft in service with 26 different operators worldwide. The aircraft competes with three-engine, older-generation widebody aircraft, such as the Lockheed L1011 and the McDonnell Douglas DC-10. This fleet (L1011/DC-10) totals over 500 aircraft today. These older aircraft will continue to be phased out of service, with 140 retired before 2003.

(2)  Commuter/Regional Aircraft

Independent forecasts show that the regional aircraft market is growing at a rate of 5.5% per year through 2013. This is slightly higher than the comparable growth rate in commercial aircraft of 4.7% over the same period. Currently there are 4,390 regional aircraft in service in the 15- to 70-seat class. Independent forecasts show that this will grow to over 5,000 aircraft during the next 17 years. The highest growth markets are the 30- to 50-seat turboprops. The emphasis on the larger aircraft in the future is a result of growing passenger numbers, airport congestion, and the extension of regional airline route networks requiring long-range aircraft. These events will continue the current trend of the major airlines to hand down the operations of their marginal short-haul routes to affiliated regional carriers.

     The Partnership leases regional aircraft that are in the 30- to 50-seat category. The Partnership's aircraft are in North America, which is the highest growth market for this class. The 30-seat market is growing at the expense of the smaller 19-seat aircraft.

(3)  Aircraft Engines

The demand for spare engines has increased as a result of the air travel industry's expansion over the last two years. The most significant area of increase is in the Pratt & Whitney Stage II JT8D engine,which powers many of the Partnership's Stage II commercial aircraft. Today over 3,000 Stage II commercial jets are in service. In December 1993, there were 288 Stage II narrowbody aircraft available for sale or lease. As of October 1996, the number of available Stage II narrowbody aircraft was only 107. The increase in the Stage II fleet has placed over 450 engines back into service. This level of demand has placed a premium on spare JT8D engines and resulted in a good leasing market for available engines. The Partnership's spare engines will all be re-leased or sold over the next two years during this market cycle.
 (4) Aircraft Rotables

Aircraft rotables are replacement spare parts held by an airline in inventory. These parts are components that are removable from an aircraft or engine, undergo overhaul, and are recertified and refit to the aircraft in an "as new" condition. Components, or rotables, carry specific identification numbers, allowing each part to be individually tracked. The types of rotables owned and leased by the Partnership include landing gear, certain engine components, avionics, auxiliary power units (APUs), replacement doors, control surfaces, pumps, valves, and other comparable equipment. Generally a rotable has a useful life that is either measured in terms of time in service or number of cycles (takeoffs and landings). While there are no specific guidelines that apply to the time or cycles between overhauls for rotable equipment, there is no limitation on the number of times a rotable may be overhauled and recertified. The component will be overhauled until the cost of such overhaul becomes uneconomic relative to the unit's replacement cost.

     The Partnership's investment in an entity that owns rotable parts will be available for sale or lease in 1997. Rotables generally reflect the market conditions of the aircraft they support. The Partnership's rotables support primarily Boeing 737-300/400/500 and the Boeing 737-200 Advanced aircraft. Independent forecasts for 1997 indicate a supply/demand equilibrium for these aircraft types.

(5)  Railcars/Pressurized Tank Cars

These cars are used primarily in the petrochemical and fertilizer industries. They transport liquefied petroleum gas (LPG) and anhydrous ammonia. The utilization rate on the Partnership's fleet of pressurized tank cars was over 98% during 1996. Independent forecasts show the demand for natural gas growing during 1997 to 1999, as the developing world, former Communist countries, and the industrialized world all increase their demand for energy. The fertilizer industry was undergoing a rapid restructuring toward the end of 1996 after a string of major mergers, which began in 1995. These mergers reduce the number of companies that use pressurized tank cars for fertilizer service. Whether or not the economies of the mergers allow the total fleet size to be reduced remains to be seen.

(6)  Marine Vessels

The Partnership owns and has investments in entities that own primarily small- to medium-sized dry bulk vessels, which are traded in worldwide markets and carry commodity cargoes .

     The freight rates in the dry bulk shipping market are dependent on the balance of supply and demand for shipping commodities and trading patterns for such dry bulk commodities. In 1995, dry bulk shipping demand was robust (growing at 5% over 1994) and there was a significant infusion of new vessel tonnage, especially late in the year, causing some decline in freight rates after a peak in midyear. The slide in freight rates continued in the first half of 1996, as new tonnage was delivered and shipping demand slipped from the high growth rates of 1995. In the third quarter of 1996, there was a significant acceleration in the drop of freight rates, primarily caused by the lack of significant grain shipment volumes and the infusion of new tonnage. The low freight rates induced many ship owners to scrap older tonnage and to defer or cancel newbuilding orders. In the fourth quarter, a strong grain harvest worldwide gave the market new strength, and freight rates recovered to the levels experienced in early 1996, but not to 1995 levels. Overall, 1996 was a soft year for shipping, with dry bulk demand growing only 1.8% and the dry bulk fleet growing 3% in tonnage. The outlook for 1997 shows an expected improvement in demand, with growth at 2.4%, but a high orderbook remains. The year 1997 is expected to be a soft year with relatively low freight rates; however, prospects may be strengthened by the continued scrapping of older vessels in the face of soft rates and the deferment or canceling of orders.

     Demand for commodity shipping closely tracks worldwide economic growth; however, economic development may alter demand patterns from time to time. The General Partner operates its funds' vessels in spot charters, period charters, and pooled vessel operations. This operating approach provides the flexibility to adapt to changing demand patterns.

     Independent forecasts show a long-term outlook (past 1997) of improvement in freight rates earned by vessels; however, this is dependent on the supply/demand balance and stability in growth levels. The newbuilding orderbook currently is slightly lower than at the end of 1995 in tonnage. Shipyard capacity is booked through late 1998; however, it remains to be seen how many of these orders will actually be fulfilled. Historically, demand has averaged approximately 3 percent in annual growth, fluctuating between flat growth and 6 percent annually. With predictable long-term demand growth, the long-term outlook depends on the supply side, which is affected by interest rates, government shipbuilding subsidy programs, and prospects for reasonable capital returns in shipping.

(7)  Trailers

Intermodal Trailers

The robust intermodal trailer market that began four years ago began to soften in 1995 and reduced demand continued in 1996. Intermodal trailer loadings were flat in 1996 versus 1995's depressed levels. This lack of growth has been the result of many factors, ranging from truckload firms aggressively recapturing market share from the railroads through aggressive pricing to the continuing consolidation activities and asset efficiency improvements of the major U.S. railroads.

     All of these factors helped make 1996 a year of equalizing equipment supply, as railroads and lessors were pressured to retire older and less efficient trailers. The two largest suppliers of railroad trailers reduced the available fleet in 1996 by over 15%. Overall utilization for intermodal trailers, including the Partnership's fleet , was lower in 1996 than in previous years.

Over-the-Road Dry Trailers

The over-the-road dry trailer market was weak in 1996, with utilization down 15%. The trailer industry experienced a record year in 1994 for new production, and 1995 production levels were similar to 1994's. However, in 1996 , the truck freight recession, along with an overbuilding situation, contributed to 1996's poor performance. The year 1996 had too little freight and too much equipment.

Over-the-Road Refrigerated Trailers

The Partnership experienced fairly strong demand levels in 1996 for its refrigerated trailers. With over 10% of the fleet in over-the-road refrigerated trailers, the Partnership, PLM, and affiliated partnerships combined is the largest supplier of short-term rental refrigerated trailers in the United States.

(8)  Mobile Offshore Drilling Units (Rigs)

Worldwide demand for mobile offshore drilling units (rigs) in 1996 increased in all sectors of the business over the demand levels experienced in 1995 and 1994. This increase in demand spread over all geographic regions of offshore drilling; it also affected all equipment types in the offshore drilling sector. This increase in demand without any increase in supply of rigs gave increased utilization and higher contract day rates in the market. The improvement in the market can be attributed to a number of factors, but primarily it can be associated with continued growth worldwide in the use of oil and natural gas for energy. Stable prices at moderate levels have encouraged such growth, while providing adequate margins for oil and natural gas exploration and production development.

     The floating rig sector has also experienced an improving market. Technological improvements and more efficient operations have improved the economics of drilling and production in the deep-water operations for which floating rigs are utilized. Overall, demand for floating rigs increased from 117 rig-years in 1995 to 128 rig-years in 1996, with no increase in supply of rigs. The increase in demand and utilization prompted an approximate doubling of contract day rates and an associated increase in floating rig market values. Three floating rigs were ordered in 1996; however, these will not be delivered until late in 1998 and will have a minimal effect on the market, as they are committed to specific contracts.

     The most significant trend in 1996 was the continued consolidation of the offshore drilling industry. Five major mergers of offshore drilling contractors occurred in 1996, leading to a more controlled and stable market in which higher levels of day rates may be maintained. The consolidation of rig ownership into fewer hands has a recognizable effect on stabilizing day rates in times of lower utilization and on quicker improvement in times of increasing utilization.

     Demand for floating rigs is projected by industry participants to continue to increase through 1997, with no significant increases in rig supply. Day rates are not yet at levels sufficiently high to justify the widespread ordering of new equipment.

(9)  Modular Buildings

The market for modular buildings of the type owned by the Partnership is primarily California public and private school districts. The California school population continues to expand, creating an increased need for classroom space. However, funding for capital improvements and permanent capacity expansion are increasingly difficult for school districts to obtain. School districts have used modular buildings to meet temporary and, in some cases, permanent increases in the demand for classroom space.

     In 1996, the Partnership's lease rates and utilization increased over the 1995 levels. Future demand is closely correlated with demographic changes within the state of California. If population inflows were to decrease or reverse to a net outflow, then the demand for classroom space and the subsequent demand for modular buildings could decrease.

(E)  Government Regulations

The use, maintenance, and ownership of equipment is regulated by federal, state, local, and/or foreign government authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations, which may require the removal from service or extensive modification of such equipment to meet these regulations, at considerable cost to the Partnership. Such regulations include (but are not limited to):

     (1) the U.S. Oil Pollution Act of 1990 (which established liability for operators and owners of vessels, mobile offshore drilling units, etc. that create environmental pollution);

     (2) the U.S. Department of Transportation's Aircraft Capacity Act of 1990 (which limits or eliminates the operation of commercial aircraft in the United States that do not meet certain noise, aging, and corrosion criteria);

     (3) the Montreal Protocol on Substances that Deplete the Ozone layer and the U.S. Clean Air Act Amendments of 1990 (which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo containers, over-the-road trailers, etc.);

     (4) the U.S. Department of Transportation's Hazardous Materials Regulations (which regulate the classification of and packaging requirements for hazardous materials and which could apply particularly to the Partnership's tank cars).

ITEM 2.    PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased for leasing purposes. At December 31, 1996, the Partnership owned a portfolio of transportation equipment and investments in equipment owned by special purpose entities, as described in Part I, Table 1. The Partnership acquired equipment with the proceeds of the Partnership offering through the third quarter of 1995. In December 1995, the Partnership closed a $23.0 million long-term note with five institutional investors, the proceeds of which were used to repay obligations of the Partnership under the Credit Facility (see financial statements, Note 5) and to purchase additional equipment during 1995 and 1996.

     The Partnership maintains its principal office at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnership.




ITEM 3.    LEGAL PROCEEDINGS

PLM International (PLMI) along with FSI, IMI, TEC, and PLM Securities Corp. (PLM Securities), and collectively with PLMI, FSI, IMI, TEC, and PLM Securities, (the "PLM Entities"), were named as defendants in a class action lawsuit filed in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251. The PLM Entities received service of the complaint on February 10, 1997 and, pursuant to an extension of time granted by plaintiffs' attorneys, have 60 days to respond to the complaint. PLM International is currently reviewing the substance of the allegations with its counsel, and believes the allegations to be completely without merit and intends to defend this matter vigorously.

     The plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who allegedly invested in certain California limited partnerships sponsored by PLM Securities, for which FSI acts as the General Partner, including the Partnership, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, and PLM Equipment Growth Fund VI (the "PLM Growth Funds"). The complaint purports eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action for breach of third party beneficiary contracts against and in violation of the National
Association of Securities Dealers (NASD) rules of fair practice by PLM Securities alone.

      Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, general partner, and control persons. Based on these duties, plaintiffs assert liability against the PLM Entities for improper sales and marketing practices, mismanagement of the PLM Growth Funds, and concealing such mismanagement from investors in the PLM Growth Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their Limited Partnership Units back to the defendants.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's Limited Partners during the fourth quarter of its fiscal year ended December 31, 1996.

                                     PART II

ITEM 5.    MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant to the terms of the Partnership Agreement, the General Partner is generally entitled to a 5% interest in the profits and losses and distributions of the Partnership. The General Partner is the sole holder of such interests. Gross income in each year of the Partnership will be specially allocated to the General Partner in the amount equal to the lesser of (i) the deficit balance, if any, in the General Partner's capital account, calculated under generally accepted accounting principles using the straight-line method of depreciation, and (ii) the deficit balance, if any, in the General Partner's capital account, calculated under federal income tax regulations. The remaining interests in the profits and losses and distributions of the Partnership are owned as of December 31, 1996 by the approximately 5,760 holders of Units in the Partnership.

     There are several secondary markets in which limited partnership units trade. Secondary markets are characterized as having few buyers for limited partnership interests and, therefore, generally are viewed as inefficient vehicles for the sale of partnership units. There is presently no public market for the Units and none is likely to develop. To prevent the Units from being considered "publicly traded" and, thereby, to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the Units will not be transferable without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner intends to monitor transfers of Units in an effort to ensure that they do not exceed the number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not a U.S. citizen or if the transfer would cause any portion of the Units to be treated as "plan assets." The Partnership may also be obligated to redeem a certain number of Units each year, beginning October 25, 1997.

ITEM 6.    SELECTED FINANCIAL DATA

     Table 2, below, lists selected financial data for the Partnership:

                                     TABLE 2

                   For the year ended December 31, 1996, 1995,
                    1994, and 1993 (In thousands, except per
                                  unit amounts)

                                                   1996            1995             1994             1993
                                               ---------------------------------------------------------------

   Operating results:
     Total revenues                            $   12,703        $  18,638      $     9,217      $       695
     Net gain on disposition of equipment              42              182               22               --
     Equity in net loss of unconsolidated
       special purpose entities                      (880 )             --               --               --
     Net loss                                      (2,976 )         (1,192 )         (3,809 )           (862 )

   At yearend:
     Total assets                              $   87,398        $  98,194      $    73,635      $    39,628
     Total liabilities                             27,261           24,903            2,400            7,576
     Notes payable                                 25,000           23,000               --            5,123

   Cash distributions                          $   10,178        $   9,627      $     5,370      $       366

   Cash distributions that represent a
     return of capital                         $    9,669        $   9,157      $     5,133      $       358

   Per weighted-average Limited
     Partnership Depositary Unit:

     Net loss                                  $    (0.65 )       Various according to interim closings

     Cash distributions                        $     1.80         Various according to interim closings

     Cash distributions that represent
       a return of capital                     $     1.80         Various according to interim closings



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management's discussion and analysis of financial condition and results of operations relates to the financial statements of PLM Equipment Growth & Income Fund VII (the Partnership). The following discussion and analysis of operations focuses on the performance of the Partnership's equipment in various sectors of the transportation industry and its effect on the Partnership's overall financial condition.

Results of Operations - Factors Affecting Performance

(A)  Re-leasing Activity and Repricing Exposure to Current Economic Conditions

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for transportation equipment include supply and demand for similar or comparable types or kinds of transport capacity, desirability of the equipment in the lease market, market conditions for the particular industry segment in which the equipment is to be leased, various regulations concerning the use of the equipment, and others. The equipment portfolio owned by the Partnership experienced virtually no repricing exposure for the year ended December 31, 1996. The Partnership experienced re-leasing activity in 1996, primarily in its modular building and trailer portfolios; however, the net effect of re-leasing activity on Partnership income was minimal.

 (B) Equipment Liquidations and Nonperforming Lessees

Liquidation of Partnership equipment, unless accompanied by an immediate replacement of additional equipment earning similar rates (see Reinvestment Risk below), represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Lessees not performing under the terms of their leases, either by not paying rent, not maintaining or operating the equipment in accordance with the conditions of the leases, or other possible departures from the leases, can result not only in reductions in contribution, but also may require the Partnership to assume additional costs to protect its interests under the leases, such as repossession or legal fees.

     (1) Liquidations: During the year, the Partnership liquidated or sold equipment for $0.4 million. The sale of the owned equipment represented approximately 73% of the original cost of these assets. By year end, the Partnership had reinvested all of the $0.4 million.

     (2) Nonperforming Lessees: At December 31, 1996, various lessees of the modular buildings have become delinquent in their lease payments to the Partnership. The Partnership has established reserves against these receivables and the General Partner is in the process of taking the necessary steps to recover the lease payments from the lessee.

(C)  Reinvestment Risk

Reinvestment risk occurs when (1) the partnership cannot generate sufficient surplus cash after fulfillment of operating obligations and distributions to reinvest in additional equipment during the reinvestment phase of partnership operations; (2) equipment is sold or liquidated for less than threshold amounts;
(3) proceeds from sales, losses, or surplus cash available for reinvestment cannot be reinvested at threshold lease rates; or (4) proceeds from sales, losses, or surplus cash available for reinvestment cannot be deployed in a timely manner.

     During the first seven years of operations, the Partnership intends to increase its equipment portfolio by investing surplus cash in additional equipment after fulfilling operating requirements and paying distributions to the partners. Subsequent to the end of the reinvestment period, the Partnership will continue to operate for an additional three years, then begin an orderly liquidation over an anticipated two-year period.

     Other nonoperating funds for reinvestment are generated from the sale of equipment prior to the Partnership's planned liquidation phase, the receipt of funds realized from the payment of stipulated loss values on equipment lost or disposed of during the time it is subject to lease agreements, or the exercise of purchase options written into certain lease agreements. Equipment sales generally result from evaluations by the General Partner that continued
ownership  of  certain  equipment  is  either  inadequate  to  meet  Partnership performance goals or that market conditions, market values, and other considerations indicate it is the appropriate time to sell certain equipment.

     During 1996, the Partnership acquired one commercial aircraft for $5.2 million, 209 trailers for $3.2 million, 35 railcars for $0.5 million, an interest in an entity owning a mobile offshore drilling unit (rig) for $2.0 million (the remaining interest in this rig is held by two affiliated partnerships and TEC Acquisub, a subsidiary of PLM International), and an interest in a trust containing four commercial aircraft for $5.6 million (the remaining interests are held by affiliated partnerships). These purchases were completed with $9.0 million in debt proceeds available from 1995 debt placement and interim financing.

(3)  Equipment Valuation and Write-downs

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Partnership adopted SFAS 121 during 1995, the effect of which was not material, as the method previously employed by the Partnership was consistent with SFAS 121. In accordance with SFAS 121, the General Partner reviews the carrying value of the Partnership's equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If the projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No reductions to the carrying value of equipment were required during 1995.

     As of December 31, 1996, the General Partner estimated the current fair market value of the Partnership's equipment portfolio, including equipment owned by USPE's, to be approximately $114.7 million.

(B)  Financial Condition - Capital Resources, Liquidity, and Unit
     Redemption Plan

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering, permanent debt financing of $23 million, and interim financing of $2.0 million. The Partnership closed its offering on April 25, 1995 and completed its Senior Debt Agreement on December 15, 1995. The agreement requires the Partnership to maintain certain financial covenants related to fixed-charge coverage and maximum debt. The Partnership exceeded its maximum debt level of $23 million as of December 31, 1996, and received waivers from its senior lenders related to its maximum debt covenant. Without this waiver, the Partnership would not have been able to borrow on the short-term warehouse facility and remain in compliance with the loan covenant. The Partnership relies on operating cash flow to meet its operating obligations, make cash distributions to Limited Partners, and increase the Partnership's equipment portfolio with any remaining available surplus cash.

     For the year ended December 31, 1996, the Partnership generated sufficient operating cash to meet its operating obligations and pay distributions to the Limited Partners.

     Beginning October 25, 1997, the Partnership may become obligated, under certain conditions, to redeem up to 2% of the outstanding Depositary Units each year. The purchase price to be offered for such outstanding units will be equal to 105% of the unrecovered principal attributed to the units, where unrecovered principal is defined as the excess of the capital contribution attributable to a unit over the distributions from any source paid with respect to that unit.

     The General Partner has entered into a joint $50 million credit facility (Committed Bridge Facility) on behalf of the Partnership, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, and Professional Lease Management Income Fund I (Fund I), all affiliated investment programs; TEC Acquisub, Inc. (TECAI), an indirect wholly-owned subsidiary of the General Partner; and American Finance Group, Inc. (AFG), a subsidiary of PLM International Inc., which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership or Fund I, plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated on October 31, 1996 to expire on October 31, 1997 and increased the available borrowings for AFG to $50 million. The Partnership, TECAI, Fund I, and the other partnerships collectively may borrow up to $35 million of the Committed Bridge Facility. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, TECAI, AFG, or PLM Equipment Growth Funds IV through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than October 31, 1997. The Committed Bridge Facility prohibits the Partnership from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrower's option, and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of December 31, 1996, the Partnership had borrowings of $2.0 million, PLM Equipment Growth Fund V had $2.5 million, PLM Equipment Growth Fund VI had $1.3 million, AFG had $26.9 million, and TECAI had $4.1 million in outstanding borrowings. Neither PLM Equipment Growth Fund IV nor Fund I had any outstanding borrowings.

     The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.

(D)  Results of Operations - Year-to-Year Detail Comparison

Comparison of the Partnership's Operating Results for the Year Ended December 31, 1996 and 1995

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset -specific insurance expenses) on owned equipment increased during the year ended December 31, 1996, when compared to the same period of 1995. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):

                                                                             For the year ended
                                                                                December 31,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft                                                              $  2,082       $    1,381
   Marine vessels                                                           3,551            3,473
   Trailers                                                                 2,290            2,537
   Rail equipment                                                           1,926            2,002
   Modular buildings                                                          582              763


Aircraft: Aircraft lease revenues and direct expenses were $2.1 million and $41,000, respectively, for the year ended 1996, compared to $1.4 million and $31,000, respectively, during the same period of 1995. The increase was due primarily to the purchase of three DC-9 aircraft and two Dash 8-100 aircraft during the later half of the second quarter of 1995, resulting in 12 full months of lease revenues during 1996, compared to 7 months of lease revenues during 1995. Additionally, the Partnership purchased and leased a Boeing 737-200 during the third quarter of 1996;

Marine vessels: Marine vessel lease revenues and direct expenses were $3.9 million and $0.3 million, respectively, for the year ended 1996, compared to $3.9 million and $0.4 million, respectively, during the same period of 1995. The decrease in direct expenses was due to the lower marine operating expenses and a small insurance refund due to an overpayment in a prior year;

Trailers: Trailer lease revenues and direct expenses were $2.9 million and $0.6, respectively, for the year ended 1996, compared to $2.8 million and $0.2 million, respectively, during the same period of 1995. Although revenues appear to be relatively consistent for both periods, the Partnership purchased additional trailers during 1996, which increased lease revenues; however, the increase was offset by the trailer fleet in the PLM-affiliated short-term rental yards, which is experiencing lower utilization of its equipment The increase of $0.4 million in direct expenses is due to repairs needed to the trailers in the above-mentioned rental yards to maintain rental-ready status;

Rail equipment: Railcar lease revenues and direct expenses were $2.6 million and $0.7 million, respectively, for the year ended 1996, compared to $2.5 million and $0.5 million, respectively, during the same period of 1995. The increase in lease revenues during the year ended 1996 was due to the purchase of additional railcars during 1996. This increase was offset by an increase in repairs needed during 1996 that were not needed during the same period of 1995;

Modular buildings: Modular building lease revenues and direct expenses were $0.7 million and $0.1 million, respectively, for the year ended 1996, compared to $0.8 million and $12,000, respectively, during the same period of 1995. The number of modular buildings owned by the Partnership has been declining over the past 12 months due to sales and dispositions; however, the Partnership is earning a higher lease rate on the remaining units. Direct expenses increased $0.1 million during the year ended 1996, due to required repairs needed to maintain building standards.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $13.0 million for the year ended December 31, 1996 increased from $10.9 million for the same period in 1995. The variances are explained as follows:

(a) A $1.4 million increase in interest expense from 1995 levels, reflecting the increase in long-term debt of $23 million outstanding for the entire year of 1996, when compared to the same period of 1995. During 1995, the Partnership had $5.3 million in short-term debt in place for 105 days, $4.3 million in short-term debt in place for 75 days, and long-term debt of $23.0 million in place for 15 days;

(b) A $0.3 million increase in administrative expenses from 1995 levels due to repositioning, inspection, and storage cost of equipment, which was not needed during the same period of 1995;

(c) A $0.5 million increase in depreciation and amortization expense during the year ended 1996, due to the purchase of a commercial aircraft, 209 trailers, and 35 railcars during 1996. The increase was offset, in part, by a decrease in depreciation expense caused by the double-declining balance method of depreciation;

(d) These increases were offset, in part, by a decrease of $0.1 million in bad debt expense, due to a higher increase in the allowance for doubtful accounts receivable in 1995 than in 1996 to provide for potentially uncollectable receivables.

(C)  Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the year ended December 31, 1996 totaled $42,000, which resulted from the sale of 7 modular building and 13 trailers, with an aggregate net book value of $207,000, for proceeds of $255,000. The Partnership also sold 58 trailers, which were held for sale as of December 31, 1995, with a net book value of $156,000 at the date of sale, for proceeds of $150,000. For the year ended December 31, 1995, the $182,000 net gain on disposition of equipment resulted from the sale of 53 modular buildings and 41 trailers, with an aggregate net book value of $1.2 million, for proceeds of $1.4 million.

(D)  Interest and Other Income

Interest and other income increased $59,000 during the year ended December 31, 1996, due primarily to higher cash balances available for investments during certain periods of 1996, when compared to the same periods of 1995.

(E)  Equity in Net Loss of Unconsolidated Special Purpose Entities

Equity in net loss of unconsolidated special purpose entities represents net loss generated from the operation of jointly-owned assets accounted for under the equity method (see Note 2 to the financial statements):

                                                                             For the year ended
                                                                                December 31,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft, rotable components, and aircraft engines                    $   (486 )       $   (709 )
   Mobile offshore drilling unit                                              (10 )             --
   Marine vessels                                                            (384 )           (489 )


Aircraft, rotable components, and aircraft engines: As of December 31, 1996, the Partnership had an interest in a trust owning a commercial aircraft and an interest in four trusts that own 13 commercial aircraft, 2 aircraft engines, and a portfolio of rotable components. During the same period of 1995, the Partnership had the interest in the trust owning the commercial aircraft and had just purchased an interest in three additional trusts that contained 10 commercial aircraft, 2 aircraft engines, and a portfolio of rotable components. The Partnership's share of lease revenues for this equipment increased to $7.9 million during the year ended December 31, 1996, compared to $2.6 million during the same period of 1995. Operating expenses, which are comprised primarily of depreciation and administrative expenses, increased to $8.4 million during the year ended December 31, 1996, from $3.3 million during the same period of 1995, due to the Partnership's increased investments;

Mobile offshore drilling unit: As of December 31, 1996, the Partnership had an interest in an entity that owns a rig, which was purchased during the last month of 1996. During 1996, lease revenues of $21,000 were offset by depreciation and administrative expenses of $31,000;

Marine vessels: As of December 31, 1996 and 1995, the Partnership had interests in two entities owning dry bulk carrier marine vessels. The Partnership's share of lease revenues decreased to $4.0 million during the year ended December 31, 1996, from $4.1 million during the same period of 1995. This decrease was due to lower day rates in effect for the marine vessel on time charter in the pool, when compared to the same period of 1995. This decrease was offset, in part, by the change in the lease of the other marine vessel from bareboat charter to time charter, which earned higher revenues during 1996 when compared to the same period of 1995. As a result of these changes, direct operating expenses increased to $2.0 million during the year ended December 31, 1996, from $1.6 million for the same period of 1995. Indirect operating expenses which are comprised primarily of depreciation and administrative expenses, decreased to $2.4 million during the year ended December 31, 1996, from $3.0 million during the same period of 1995. The decrease of $0.6 million was due primarily to the use of the double-declining balance method of depreciation.

(F)  Net Loss

As a result of the foregoing, the Partnership's net loss of $3.0 million for the year ended December 31, 1996 increased from a net loss of $1.2 million during the same period in 1995. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance during the year ended December 31, 1996 is not necessarily indicative of future periods. During the year ended December 31, 1996, the Partnership distributed $9.7 million to the Limited Partners, or $1.80 per weighted-average Depositary Unit.

Comparison of the Partnership's Operating Results for the Years Ended December 31, 1995 and 1994

(A)  Revenues

PLM Equipment Growth & Income Fund VII was in the equity-raising stage during 1994 and the first four months of 1995. As of December 31, 1995, the Partnership had purchased and placed into service $109 million of equipment compared to $79 million at December 31, 1994 (see financial statements, Note 4). Revenues of $18.6 million were generated for the year ended December 31, 1995, compared to $9.2 million for the same period in 1994. The primary reason for the increase is due to higher lease revenues.

     Lease revenues increased $9.1 million for the year ended December 31, 1995, when compared to the same period in 1994. The following table list the changes by equipment type (in thousands):

                                                       For the year
                                                    ended December 31,
                                                  1995              1994
                                               ------------------------------
   Marine vessels                              $  7,974          $   4,794
   Aircraft                                       4,052              1,181
   Trailers                                       2,774              2,083
   Railcars                                       2,506                241
   Modular buildings                                775                706
                                               ------------------------------
                                               $ 18,081          $   9,005
                                               ==============================

     The primary reason there is such a large increase in revenues is due to the Partnership's purchase of additional equipment during 1995; also, a number of the assets that were purchased throughout 1994 were on lease a full 12 months during 1995, compared to only part of the year during 1994. Until the Partnership completes its initial equipment acquisition phase, there will be a large fluctuation in lease revenues from year to year.

(B)  Expenses

Expenses of $19.8 million for the year ended December 31, 1995 consisted primarily of depreciation expense, using the double-declining balance method, and the normal operating costs incurred when equipment is purchased and placed in service. Expenses for the same period in 1994 totaled $13.0 million, also consisting of depreciation expense and the normal operating costs incurred when equipment is purchased and placed into service.

(C)  Net Loss

The Partnership's net loss of $1.2 million in the year ended December 31, 1995 decreased from a net loss of $3.8 million during the same period in 1994. The Partnership's ability to acquire, operate, or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance for the years ended December 31, 1995 is not necessarily indicative of future periods. In the year ended December 31, 1995, the Partnership distributed $9.2 million to the Limited Partners.

Geographic Information

The Partnership operates its equipment in international markets. Although these operations expose the Partnership to certain currency, political, credit, and economic risks, the Manager believes these risks are minimal or has implemented strategies to control the risks, as follows: Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in U.S. dollars. Political risks are minimized generally through the avoidance of operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by U.S. banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the Manager strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to the financial statements, Note 4 for information on the revenues, income, and assets in various geographic regions.

     Revenues and net operating income by geographic region are impacted by the time period the asset is owned and the useful life ascribed to the asset for depreciation purposes. Net income (loss) from equipment is significantly impacted by depreciation charges, which are greatest in the early years due to the use of the double-declining balance method of depreciation. The relationships of geographic revenues, net income (loss), and net book value are expected to significantly change in the future, as assets come off lease and decisions are made to redeploy the assets in the most advantageous geographic location or sell the assets.

     The Partnership's owned equipment on lease to U.S.-domiciled lessees consists of aircraft, modular buildings, trailers, and railcars. During 1996, U.S. lease revenues accounted for 31% of the total lease revenues, while the net loss accounted for 20% of the net loss for the entire Partnership

     The Partnership's owned equipment and investments in equipment owned by USPEs on lease to Canadian-domiciled lessees consisted of various aircraft. During 1996, Canadian lease revenues accounted for 17% of the total lease revenues and a net loss of 43% when compared to the net loss for the entire Partnership. These aircraft will be on lease beyond the year 2000, and are expected to generate higher net profit in the future as depreciation charges decline.

     The Partnership's investment in an aircraft owned by a USPE, on lease to South American-domiciled lessees during 1996, accounted for 5% of the total lease revenues and a net loss of 3% when compared to the net loss for the entire Partnership.

     The Partnership's investment in equipment owned by a USPE, on lease to lessees in Europe, consisted of commercial aircraft, aircraft engines, and aircraft rotable components, which accounted for 15% of lease revenues; this operation recorded net income of $1.0 million, compared to a net loss of $3.0 million for the entire Partnership. The primary reason for this relationship is due to better-than-average lease rates.

     The Partnership's owned equipment and investments in equipment owned by USPEs on lease to lessees in the rest of the world consisted of marine vessels and a rig. During 1996, lease revenues for these operations accounted for 33% of the total lease revenues and net income of $37,000 when compared to the net loss of $3.0 million for the entire Partnership.

Inflation

There was no significant impact on the Partnership's operations as a result of inflation during 1996, 1995, or 1994.

Forward-Looking Information

Except for the historical information contained herein, the discussion in this Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership's plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. The Partnership's actual results could differ materially from those discussed here.

Outlook for the Future

Several factors may affect the Partnership's operating performance in 1997 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

     The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors. In 1996, market conditions, supply and demand equilibrium, and other factors varied in several markets. In the refrigerated over-the-road trailer markets, oversupply conditions, industry consolidations, and other factors resulted in falling rates and lower returns. In the dry over-the-road trailer markets, strong demand and a backlog of new equipment deliveries produced high utilization and returns. The marine vessel and rail markets could be generally categorized by increasing rates, as the demand for equipment is increasing faster than new additions net of retirements. Finally, demand for narrowbody Stage II aircraft, such as those owned by the Partnership, has increased, as expected savings from newer narrowbody aircraft have not materialized and deliveries of the newer aircraft have slowed down. These different markets have had individual effects on the performance of Partnership equipment, in some cases resulting in declining performance and in others in improved performance.

     The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of some of these factors or their occurrence makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continually monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may make an evaluation to reduce the Partnership's exposure to those equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return. Alternatively, the General Partner may make a determination to enter those equipment markets in which it perceives opportunities to profit from supply/demand instabilities or other market imperfections.

     The Partnership intends to use excess cash flow, if any, after payment of expenses, loan principal, and cash distributions to acquire additional equipment during the first seven years of Partnership operations. The General Partner believes these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.

(A)  Repricing and Reinvestment Risk

Certain of the Partnership's aircraft, marine vessel, modular buildings, and trailers will be remarketed in 1997 as existing leases expire, exposing the Partnership to some repricing risk/opportunity. Additionally, the General Partner may select to sell certain underperforming equipment or equipment whose continued operation may become prohibitively expensive. The proceeds from the sold or liquidated equipment will be redeployed to purchase additional equipment, as the Partnership is in its reinvestment phase.

(B)  Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Currently, the Manager has observed rising insurance costs to operate certain vessels in U.S. ports, resulting from implementation of the U.S. Oil Pollution Act of 1990. Ongoing changes in the regulatory environment, both in the U.S. and internationally, cannot be predicted with any accuracy, and preclude the General Partner from determining the impact of such changes on Partnership operations, purchases, or sale of equipment.

(C)  Additional Capital Resources and Distribution Levels

The Partnership's initial contributed capital was composed of the proceeds from its initial offering, supplemented later by permanent debt in the amount of $23 million and interim financing of $2.0 million. The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above. The Partnership intends to rely on operating cash flow to meet its operating obligations, make cash distributions to Limited Partners, and increase the Partnership's equipment portfolio with any remaining surplus cash available.

     Pursuant to the Limited Partnership Agreement, the Partnership will cease to reinvest surplus cash in additional equipment beginning in its seventh year of operations, which commences on January 1, 2002. The General Partner intends to continue its strategy of selectively redeploying equipment to achieve competitive returns. By the end of the reinvestment period, the General Partner intends to have assembled an equipment portfolio capable of achieving a level of operating cash flow for the remaining life of the Partnership sufficient to meet its obligations and sustain a predictable level of distributions to the partners.

     The General Partner believes the current level of distributions to the partners can be maintained throughout 1997 using cash from operations and undistributed available cash from prior periods, if necessary. Subsequent to this period, the General Partner will evaluate the level of distributions the Partnership can sustain over extended periods of time and, together with other considerations, may adjust the level of distributions accordingly. In the long term, the difficulty in predicting market conditions precludes the General Partner from accurately determining the impact of changing market conditions on liquidity or distribution levels.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements for the Partnership are listed on the Index to Financial Statements included in Item 14(a) of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

As of the date of this Annual Report, the directors and executive officers of PLM International (and key executive officers of its subsidiaries) are as follows:

 Name                                   Age                Position
 -------------------------------------- ------------------ -------------------------------------------------------

 J. Alec Merriam                        61                 Director, Chairman of the Board, PLM International,
                                                           Inc.; Director, PLM Financial Services, Inc.

 Douglas P. Goodrich                    50                 Director and Senior Vice President, PLM
                                                           International; Director and President, PLM Financial
                                                           Services, Inc.; Senior Vice President, PLM
                                                           Transportation Equipment Corporation; President, PLM
                                                           Railcar Management Services, Inc.

 Walter E. Hoadley                      80                 Director, PLM International, Inc.

 Robert L. Pagel                        60                 Director, Chairman of the Executive Committee, PLM
                                                           International, Inc.; Director, PLM Financial
                                                           Services, Inc.

 Harold R. Somerset                     62                 Director, PLM International, Inc.

 Robert N. Tidball                      58                 Director, President and Chief Executive Officer, PLM
                                                           International, Inc.

 J. Michael Allgood                     48                 Vice President and Chief Financial Officer, PLM
                                                           International, Inc. and PLM Financial Services, Inc.

 Stephen M. Bess                        50                 President, PLM Investment Management, Inc.;
                                                           President, PLM Securities Corp.; Vice President, PLM
                                                           Financial Services, Inc.

 David J. Davis                         40                 Vice President and Corporate Controller, PLM
                                                           International and PLM Financial Services, Inc.

 Frank Diodati                          42                 President, PLM Railcar Management Services Canada
                                                           Limited.

 Steven O. Layne                        42                 Vice President, PLM Transportation Equipment
                                                           Corporation; Vice President and Director, PLM
                                                           Worldwide Management Services, Ltd.

 Stephen Peary                          48                 Senior Vice President, General Counsel and Secretary,
                                                           PLM International, Inc.; Vice President, General
                                                           Counsel and Secretary, PLM Financial Services, Inc.,
                                                           PLM Investment Management, Inc., PLM Transportation
                                                           Equipment Corporation; Vice President, PLM
                                                           Securities, Corp.

 Thomas L. Wilmore                      54                 Vice President, PLM Transportation Equipment
                                                           Corporation; Vice President, PLM Railcar Management
                                                           Services, Inc.


     J. Alec Merriam was appointed Chairman of the Board of Directors of PLM International in September 1990, having served as a director since February 1988. In October 1988, he became a member of the Executive Committee of the Board of Directors of PLM International. From 1972 to 1988, Mr. Merriam was Executive Vice President and Chief Financial Officer of Crowley Maritime Corporation, a San Francisco area-based company engaged in maritime shipping and transportation services. Previously, he was Chairman of the Board and Treasurer of LOA Corporation of Omaha, Nebraska, and served in various financial positions with Northern Natural Gas Company, also of Omaha.

     Douglas P. Goodrich was elected to the Board of Directors in July 1996, was appointed Director and President of PLM Financial Services in June 1996, and was appointed Senior Vice President of PLM International in March 1994. Mr. Goodrich has also served as Senior Vice President of PLM Transportation Equipment Corporation since July 1989, and as President of PLM Railcar Management Services, Inc. since September 1992, having been a Senior Vice President since June 1987. Mr. Goodrich was an Executive Vice President of G.I.C. Financial Services Corporation, a subsidiary of Guardian Industries Corp. of Chicago, Illinois, from December 1980 to September 1985.

     Dr. Walter E. Hoadley joined PLM International's Board of Directors and its Executive Committee in September 1989. He served as a Director of PLM, Inc. from November 1982 to June 1984 and PLM Companies, Inc. from October 1985 to February 1988. Dr. Hoadley has been a Senior Research Fellow at the Hoover Institute since 1981. He was Executive Vice President and Chief Economist for the Bank of America from 1968 to 1981, and Chairman of the Federal Reserve Bank of Philadelphia from 1962 to 1966. Dr. Hoadley served as a Director of Transcisco Industries, Inc. from 1988 through August of 1995.

     Robert L. Pagel was appointed Chairman of the Executive Committee of the Board of Directors of PLM International in September 1990, having served as a Director since February 1988. In October 1988, he became a member of the Executive Committee of the Board of Directors of PLM International. From June 1990 to April 1991, Mr. Pagel was President and Co-Chief Executive Officer of The Diana Corporation, a holding company traded on the New York Stock Exchange. He is the former President and Chief Executive Officer of FanFair Corporation, which specializes in sports fans' gift shops. He previously served as President and Chief Executive Officer of Super Sky International, Inc., a publicly traded company, located in Mequon, Wisconsin, which is engaged in the manufacture of skylight systems. He was formerly Chairman and Chief Executive Officer of Blunt, Ellis & Loewi, Inc., a Milwaukee-based investment firm. Mr. Pagel retired from Blunt, Ellis & Loewi in 1985, after a career spanning 20 years in all phases of the brokerage and financial industries. Mr. Pagel has also served on the Board of Governors of the Midwest Stock Exchange.

     Harold R. Somerset was elected to the Board of Directors of PLM International in July 1994. From February 1988 to December 1993, Mr. Somerset was President and Chief Executive Officer of California & Hawaiian Sugar Corporation (C&H), a recently-acquired subsidiary of Alexander & Baldwin, Inc. Mr. Somerset joined C&H in 1984 as Executive Vice President and Chief Operating Officer, having served on its Board of Directors since 1978, a position in which he continues to serve. Between 1972 and 1984, Mr. Somerset served in various capacities with Alexander & Baldwin, Inc., a publicly-held land and agriculture company headquartered in Honolulu, Hawaii, including Executive Vice President of Agricultures, Vice President, General Counsel, and Secretary. In addition to a law degree from Harvard Law School, Mr. Somerset also holds degrees in civil engineering from the Rensselaer Polytechnic Institute and in marine engineering from the U.S. Naval Academy. Mr. Somerset also serves on the Boards of Directors for various other companies and organizations, including Longs Drug Stores, Inc., a publicly-held company.

     Robert N. Tidball was appointed President and Chief Executive Officer of PLM International in March 1989. At the time of his appointment, he was Executive Vice President of PLM International. Mr. Tidball became a director of PLM International in April 1989 and a member of the Executive Committee of the Board of Directors of PLM International in September 1990. Mr. Tidball was elected President of PLM Railcar Management Services, Inc. in January 1986. Mr. Tidball was Executive Vice President of Hunter Keith, Inc., a Minneapolis-based investment banking firm, from March 1984 to January 1986. Prior to Hunter Keith, Inc., he was Vice President, a General Manager, and a Director of North American Car Corporation, and a Director of the American Railcar Institute and the Railway Supply Association.

     J. Michael Allgood was appointed Vice President and Chief Financial Officer of PLM International in October 1992. Between July 1991 and October 1992, Mr. Allgood was a consultant to various private- and public-sector companies and institutions specializing in financial operational systems development. In October 1987, Mr. Allgood co-founded Electra Aviation Limited and its holding company, Aviation Holdings Plc of London, where he served as Chief Financial Officer until July 1991. Between June 1981 and October 1987, Mr. Allgood served as a First Vice President with American Express Bank, Ltd. In February 1978, Mr. Allgood founded and, until June 1981, served as a Director of Trade Projects International/Philadelphia Overseas Finance Company, a joint venture with Philadelphia National Bank. From March 1975 to February 1978, Mr. Allgood served in various capacities with Citibank, N.A.

     Stephen M. Bess was appointed President of PLM Securities, Corp. in June 1996 and President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. Mr. Bess served as Corporate Controller of PLM, Inc. beginning in December 1982. Mr. Bess was Vice President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corp., a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

     David J. Davis was appointed Vice President and Controller of PLM International in January 1994. From March 1993 through January 1994, Mr. Davis was engaged as a consultant for various firms, including PLM. Prior to that, Mr. Davis was Chief Financial Officer of LB Credit Corporation in San Francisco from July 1991 to March 1993. From April 1989 to May 1991, Mr. Davis was Vice President and Controller for ITEL Containers International Corporation, which was located in San Francisco. Between May 1978 and April 1989, Mr. Davis held various positions with Transamerica Leasing Inc. in New York, including that of Assistant Controller for their rail leasing division.

     Frank Diodati was appointed President of PLM Railcar Management Services Canada Limited in 1986. Previously, Mr. Diodati was Manager of Marketing and Sales for G.E. Railcar Services Canada Limited.

     Steven O. Layne was appointed Vice President of PLM Transportation Equipment Corporation's Air Group in November 1992, and was appointed Vice President and Director of PLM Worldwide Management Services, Ltd. in September 1995. Mr. Layne was PLM Transportation Equipment Corporation's Vice President of Commuter and Corporate Aircraft beginning in July 1990. Prior to joining PLM, Mr. Layne was the Director of Commercial Marketing for Bromon Aircraft Corporation, a joint venture of General Electric Corporation and the Government Development Bank of Puerto Rico. Mr. Layne is a Major in the United States Air Force Reserves and senior pilot with 13 years of accumulated service.

     Stephen Peary became Vice President, Secretary, and General Counsel of PLM International in February 1988 and Senior Vice President in March 1994. Mr. Peary was Assistant General Counsel of PLM Financial Services, Inc. from August 1987 through January 1988. Previously, Mr. Peary was engaged in the private practice of law in San Francisco. Mr. Peary is a graduate of the University of Illinois, Georgetown University Law Center, and Boston University (Masters of Taxation Program).

     Thomas L. Wilmore was appointed Vice President of Rail, PLM Transportation Equipment Corporation, in March 1994, and has served as Vice President of Marketing for PLM Railcar Management Services, Inc. since May 1988. Prior to joining PLM, Mr. Wilmore was Assistant Vice President Regional Manager for MNC Leasing Corp. in Towson, Maryland, from February 1987 to April 1988. From July 1985 to February 1987, he was President and Co-Owner of Guardian Industries Corp., Chicago, Illinois, and between December 1980 and July 1985, Mr. Wilmore was an Executive Vice President for its subsidiary, G.I.C. Financial Services Corporation. Mr. Wilmore also served as Vice President of Sales for Gould Financial Services located in Rolling Meadows, Illinois, from June 1978 to December 1980.

     The directors of the General Partner are elected for a one-year term or until their successors are elected and qualified. There are no family relationships between any director or any executive officer of the General Partner.

ITEM 11. EXECUTIVE COMPENSATION

     The Partnership has no directors, officers, or employees. The Partnership has no pension, profit sharing, retirement ,or similar benefit plan in effect as of December 31, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners

         The General Partner is generally entitled to a 5% interest in the profits and losses and distributions of the Partnership. At December 31, 1996, no investor was known by the General Partner to beneficially own more than 5% of the Units of the Partnership.

     (b) Security Ownership of Management

         Neither the General Partner and its affiliates nor any executive officer or director of the General Partner and its affiliates own any Units of the Partnership as of December 31, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) Transactions with Management and Others

         During 1996, the Partnership paid or accrued the following fees to FSI or its affiliates: management fees - $744,000; equipment acquisition fees - $402,000; and lease negotiation fees - $90,000. The Partnership reimbursed FSI and/or its affiliates $582,000 for administrative and data processing services performed on behalf of the Partnership during 1996.

              During 1996, the USPEs paid or accrued the following fees to FSI or its affiliates (based on the Partnership's proportional share of ownership): management fees - $462,000; administrative and data processing services - $97,000; equipment acquisition fees - $342,000; and lease negotiation fees - $76,000. The USPEs also paid TEI $240,000 for insurance coverages during 1996.

     (b) Certain Business Relationships

         None.

     (c) Indebtedness of Management

         None.

     (d) Transactions with Promoters

         None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1.   Financial Statements

              The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report.

     (b) Reports on Form 8-K

              None.

     (c) Exhibits

      4. Limited Partnership Agreement of Partnership. Incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-55796), which became effective with the Securities and Exchange Commission on May 25, 1993.

     10.1 Management Agreement between Partnership and PLM Investment Management, Inc. Incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-55796), which became effective with the Securities and Exchange Commission on May 25, 1993.

     10.2 Amended and restated Warehousing Credit Agreement, dated as of September 27, 1996 with First Union National Bank of North Carolina Incorporated by reference to the Partnership Quarterly Report on Form 10Q, filed with the Securities and Exchange Commission on November 10, 1996.

     24.     Powers of Attorney.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     The Partnership has no directors or officers. The General Partner has signed on behalf of the Partnership by duly authorized officers.


Dated: March 7, 1997                      PLM EQUIPMENT GROWTH FUND VII
                                          PARTNERSHIP

                                          By:      PLM Financial Services, Inc.
                                                   General Partner



                                          By:      /s/ Douglas P. Goodrich
                                                   -------------------------
                                                   Douglas P. Goodrich
                                                   President and Director



                                          By:      /s/ David J. Davis
                                                   -------------------------
                                                   David J. Davis
                                                   Vice President and
                                                   Corporate Controller




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                                Capacity                       Date



*_______________________
J. Alec Merriam                    Director - FSI               March 7, 1997


*_______________________
Robert L. Pagel                    Director - FSI               March 7, 1997






* Stephen Peary, by signing his name hereto, does sign this document on behalf of the persons indicated above, pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.


/s/ Stephen Peary
------------------------
Stephen Peary
Attorney-in-Fact

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)

                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                                       Page

Report of Independent Auditors                                           26

Balance sheets as of December 31, 1996 and 1995                          27

Statements of operations for the years ended
     December 31, 1996, 1995, and 1994                                   28

Statements of changes in partners' capital for the
     years ended December 31, 1996, 1995, and 1994                       29

Statements of cash flows for the years ended December 31, 1996,
     1995, and 1994                                                      30

Notes to financial statements                                       31 - 39


All other financial statement schedules have been omitted, as the required information is not pertinent to the Registrant or is not material, or because the information required is included in the financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


The Partners
PLM Equipment Growth & Income Fund VII:


We have audited the accompanying financial statements of PLM Equipment Growth & Income Fund VII as listed in the accompanying index to financial statements. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth & Income Fund VII as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



/S/ KPMG PEAT MARWICK LLP
------------------------------

SAN FRANCISCO, CALIFORNIA
February 28, 1997

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)

                                 BALANCE SHEETS
                                  December 31,
                             (Dollars in thousands)


                                     ASSETS

                                                                             1996              1995
                                                                         --------------------------------

   Equipment held for operating leases, at cost                          $    67,441        $   58,333
   Less accumulated depreciation                                             (21,494 )         (12,796 )
                                                                         --------------------------------
                                                                              45,947            45,537
   Equipment held for sale                                                        --               156
                                                                         ------------------------------
     Net equipment                                                            45,947            45,693

   Cash and cash equivalents                                                   2,468            11,965
   Restricted cash                                                               158               401
   Investments in unconsolidated special purpose entities                     37,141            38,689
   Accounts receivable, net of allowance for doubtful accounts of
     $330 in 1996 and $238 in 1995                                             1,214               872
   Prepaid expenses                                                               58                40
   Lease negotiation fees to affiliate, net of accumulated
     amortization of $466 in 1996 and $266 in 1995                               184               306
   Debt issuance costs, net of accumulated amortization
     of $27 in 1996 and $2 in 1995                                               228               228
                                                                         --------------------------------
       Total assets                                                      $    87,398        $   98,194
                                                                         ================================

                        LIABILITIES AND PARTNERS' CAPITAL

   Liabilities:

     Accounts payable and accrued expenses                               $       296        $      270
     Due to affiliates                                                           605               513
     Lessee deposits and reserve for repairs                                   1,360             1,120
     Short-term note payable                                                   2,000                --
     Note payable                                                             23,000            23,000
                                                                         --------------------------------
       Total liabilities                                                      27,261            24,903

   Partners' capital:

     Limited Partners (5,370,297 Depositary Units in 1996 and
       in 1995)                                                               60,137            73,291
     General Partner                                                              --                --
                                                                         --------------------------------
       Total partners' capital                                                60,137            73,291
                                                                         --------------------------------
       Total liabilities and partners' capital                           $    87,398        $   98,194
                                                                         ================================




                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                        For the years ended December 31,
               (In thousands of dollars, except per unit amounts)



                                                                    1996             1995             1994
                                                                -----------------------------------------------
   Revenues:

     Lease revenue                                              $    12,227      $   18,081       $    9,005
     Interest and other income                                          434             375              190
     Net gain on disposition of equipment                                42             182               22
                                                                -----------------------------------------------
   Total revenues                                                    12,703          18,638            9,217

   Expenses:

     Depreciation and amortization                                    9,041          14,409            9,820
     Management fees to affiliate                                       744             971              485
     Repairs and maintenance                                          1,692           1,483              848
     Equipment operating expenses                                        48             915              401
     Insurance expense to affiliate                                      --             141               82
     Other insurance expense                                             88             225              109
     Interest expense                                                 1,681             291              313
     General and administrative expenses to affiliates                  582             616              346
     Other general and administrative expenses                          780             534              620
     Bad debt expense                                                   143             245                2
                                                                -----------------------------------------------
   Total expenses                                                    14,799          19,830           13,026
                                                                -----------------------------------------------

   Equity in net loss of unconsolidated
     special purpose entities                                          (880 )            --               --
                                                                -----------------------------------------------

   Net loss                                                     $    (2,976 )    $   (1,192 )     $   (3,809 )
                                                                ===============================================

   Partners' share of net income (loss):

     Limited Partners                                           $    (3,485 )    $   (1,662 )     $   (4,046 )
     General Partner                                                    509             470              237
                                                                -----------------------------------------------
   Total                                                        $    (2,976 )    $   (1,192 )     $   (3,809 )
                                                                ===============================================

   Net loss per weighted-average Depositary Unit:
     (5,370,297 Units at December 31, 1996 and 1995,
      4,426,210 Units at December 31, 1994)                     $     (0.65 )    $    (0.31 )     $      N/A
                                                                ===============================================

   Cash distributions                                           $    10,178      $    9,627       $    5,371
                                                                ===============================================

   Cash distributions per weighted-average Depositary Unit      $      1.80      $      N/A       $      N/A
                                                                ===============================================


                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the years ended December 31, 1996, 1995, and 1994
                                 (In thousands)



                                                      Limited            General
                                                      Partners          Partners            Total
                                                    --------------------------------------------------


   Partners' capital at December 31, 1993           $   30,423          $      --        $   30,423

   Partners' capital contributions                      52,542                 --            52,542

   Underwriting commission to affiliate                 (5,086 )               --            (5,086 )

   Syndication costs to affiliates                      (1,704 )               --            (1,704 )
                                                    --------------------------------------------------

   Partners' capital contributions, net                 45,752                 --            45,752

   Net income (loss)                                    (4,046 )              237            (3,809 )

   Cash distributions                                   (5,133 )             (237 )          (5,370 )
                                                    --------------------------------------------------

   Partners' capital at December 31, 1994               66,996                 --            66,996

   Partners' capital contributions                      18,873                 --            18,873

   Underwriting commission to affiliate                 (1,320 )               --            (1,320 )

   Syndication costs to affiliates                        (440 )               --              (440 )

                                                    --------------------------------------------------
   Partners' capital contributions, net                 17,113                 --            17,113

   Net income (loss)                                    (1,661 )              470            (1,191 )

   Cash distributions                                   (9,157 )             (470 )          (9,627 )
                                                    --------------------------------------------------

   Partners' capital at December 31, 1995               73,291                 --            73,291

   Net income (loss)                                    (3,485 )              509            (2,976 )

   Cash distributions                                   (9,669 )             (509 )         (10,178 )

                                                    --------------------------------------------------
   Partners' capital at December 31, 1996           $   60,137          $      --        $   60,137
                                                    ==================================================







                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                        for the years ended December 31,
                                 (In thousands)

                                                                               1996           1995           1994
                                                                           --------------------------------------------
   Operating activities:
   Net loss                                                                $    (2,976 )  $    (1,192 )  $    (3,809 )
     Adjustments to reconcile net loss
         to net cash provided by operating activities:
       Net gain on disposition of equipment                                        (42 )         (182 )          (22 )
       Depreciation and amortization                                             9,041         14,409          9,820
       Equity in net loss from unconsolidated special purpose entities             880             --             --
       Decrease (increase) in restricted cash                                      243             --           (401 )
       Increase in accounts receivable, net                                       (505 )       (1,493 )         (336 )
       Increase in prepaid expenses                                                (18 )          (30 )          (36 )
       Increase (decrease) in accounts payable
           and accrued expenses                                                     26            239            (40 )
       Increase in due to affiliates                                                92             39            155
       Increase in lessee deposits and reserve for repairs                         240          1,211            730
                                                                           --------------------------------------------
   Net cash provided by operating activities                                     6,981         13,001          6,061
                                                                           --------------------------------------------

   Investing activities:
     Payments for purchase of equipment                                         (9,020 )      (29,737 )      (40,068 )
     Investment in and equipment purchased and placed in
       unconsolidated special purpose entities                                  (8,029 )           --             --
     Distributions from unconsolidated special purpose entities                  8,697             --             --
     Payments of acquisition fees to affiliate                                    (402 )       (1,690 )       (2,623 )
     Payments of lease negotiation fees to affiliate                               (90 )         (375 )         (311 )
     Proceeds from equipment disposals                                             569          1,210            180
                                                                           --------------------------------------------
   Net cash used in investing activities                                        (8,275 )      (30,592 )      (42,822 )
                                                                           --------------------------------------------

   Financing activities:
     Partners' capital contributions, net of
       syndication and underwriting costs                                           --         17,113         45,753
     (Decrease) Increase in due to affiliates relating to
       syndication activities                                                       --           (261 )          167
     Cash distributions paid to Limited Partners                                (9,669 )       (9,157 )       (5,133 )
     Cash distributions paid to General Partner                                   (509 )         (470 )         (237 )
     (Decrease) increase in subscriptions in escrow                                 --         (4,239 )        2,610
     Decrease (increase) in restricted cash from
       subscription in escrow, net                                                  --          4,010         (2,190 )
     Proceeds from short-term note payable                                       2,000         23,000             --
     Principal payments on note payable                                             --             --         (5,123 )
     Payments of debt issuance costs                                               (25 )         (230 )          (63 )
                                                                           --------------------------------------------
   Net cash (used in) provided by financing activities                          (8,203 )       29,766         35,784
                                                                           --------------------------------------------
   Net (decrease) increase in cash and cash equivalents                         (9,497 )       12,175           (977 )
   Cash and cash equivalents at beginning of  period (see Note 2)               11,965            199          1,176
                                                                           --------------------------------------------
   Cash and cash equivalents at end of period                              $     2,468    $    12,374    $       199
                                                                           ============================================
   Supplemental information:
     Interest paid                                                         $     1,774    $       188    $       314
                                                                           ============================================
   Supplemental disclosure of noncash investing and financing activities:
     Sales proceeds included in accounts receivable                        $        50    $       213    $        --
                                                                           ============================================


                       See accompanying notes to financial
                                  statements.


                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1996

1.   Basis of Presentation
     Organization

         PLM Equipment Growth & Income Fund VII, a California limited partnership (the Partnership), was formed on December 2, 1992, to engage in the business of owning, leasing, or otherwise investing in predominately used transportation-related equipment. PLM Financial Services, Inc. (FSI) is the General Partner of the Partnership. FSI is a wholly-owned subsidiary of PLM International, Inc. (PLM International). The Partnership offering became effective on May 25, 1993 and closed on April 25, 1995. As of December 31, 1996, the Partnership had admitted 5,370,297 Depositary Units ($107.4 million).

         The Partnership will terminate on December 31, 2013, unless terminated earlier upon sale of all equipment or by certain other events. Beginning in the Partnership's seventh year of operations, which commences on January 1, 2002, the General Partner will stop reinvesting excess cash, if any, which, less reasonable reserves, will be distributed to the Partners. Beginning in the Partnership's ninth year of operations, the General Partner intends to begin an orderly liquidation of the Partnership's assets. The General Partner anticipates that the liquidation of the assets will be completed by the end of the Partnership's tenth year of operation.

         FSI manages the affairs of the Partnership. The net income (loss) and distributions of the Partnership are generally allocated 95% to the Limited Partners and 5% to the General Partner, subject to certain special allocations (see Net Income (Loss) and Distribution per Depositary Unit, below). The General Partner is also entitled to receive a subordinated incentive fee after the Limited Partners receive a minimum return on, and a return of, their invested capital.

         The Partnership Agreement includes a redemption provision. Upon the conclusion of the 30-month period immediately following the termination of the offering, the Partnership may, at the General Partner's sole discretion, redeem up to 2% of the outstanding Units each year. The purchase price to be offered by the Partnership for outstanding Units will be equal to 105% of the amount Unitholders paid for the Units, less the amount of cash distributions Unitholders have received relating to such Units.

         These financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Operations

         The equipment of the Partnership is managed, under a continuing management agreement, by PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of the General Partner. IMI receives a monthly management fee from the Partnership for managing the equipment (see Note
     3).  FSI,  in  conjunction  with  its  subsidiaries,   syndicates  investor
     programs, sells transportation equipment to investor programs and third parties, manages pools of transportation equipment under agreements with investor programs, and is a general partner of other limited partnerships.

Accounting for Leases

         The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term. Lease origination costs are capitalized and amortized over the term of the lease.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1996

1.   Basis of Presentation (continued)

Depreciation and Amortization

         Depreciation of transportation equipment held for operating leases is computed on the double-declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars and 12 years for all other types of equipment. The depreciation method is changed to straight line when annual depreciation expense using the straight- line method exceeds that calculated by the double-declining balance method. Acquisition fees and other acquisition costs have been capitalized as part of the cost of the equipment. Lease negotiation fees are amortized over the initial equipment lease term. Debt issuance costs are amortized over the term of the related debt (see Note
     5). Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized.

     Transportation Equipment

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Partnership adopted SFAS 121 during 1995, the effect of which was not material, as the method previously employed by the Partnership was consistent with SFAS 121. In accordance with SFAS 121, the General Partner reviews the carrying value of the Partnership's equipment at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No reductions to the carrying value of equipment were required during 1996.

         Equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale.

     Investments in Unconsolidated Special Purpose Entities (USPEs)

     The Partnership has interests in unconsolidated special purpose entities that own transportation equipment. These interests are accounted for using the equity method.

         The Partnership's investment in unconsolidated special purpose entities includes acquisition and lease negotiation fees paid by the Partnership to PLM Transportation Equipment Corporation (TEC). The Partnership's equity interest in the net income of USPEs is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC.

Repairs and Maintenance

         Maintenance costs are usually the obligation of the lessee. If they are not covered by the lessee, they are charged against operations as incurred. To meet the maintenance obligations of aircraft airframes and engines, reserve accounts are prefunded by the lessee. Estimated costs associated with marine vessel dry docking are accrued and charged to income ratably over the period prior to such dry docking. The reserve accounts are included in the balance sheet as lessee deposits and reserve for repairs.

Net Income (Loss) and Distribution per Depositary Unit

         The net income (loss) and distributions of the Partnership are generally allocated 95% to the Limited Partners and 5% to the General Partner. Gross income in each year is specially allocated to the General Partner in an amount equal to the lesser of (I) the deficit balance, if any, in the General

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1996

1.   Basis of Presentation (continued)

Net Income (Loss) and Distribution per Depositary Unit (continued)

     Partner's capital account, calculated under generally accepted accounting principles using the straight-line method of depreciation, and (ii) the deficit balance, if any, in the General Partner's capital account , calculated under federal income tax regulations. The Limited Partners' net income (loss) and distribution are allocated among the Limited Partners based on the number of Units owned by each Limited Partner and on the number of days of the year each Limited Partner is in the Partnership. The Partnership will compute net income (loss) per Unit beginning in the first calendar year after the closing of the offering. The Partnership believes disclosure of per Unit data prior to this date is not meaningful.

         Cash distributions are recorded when paid. Cash distributions to investors in excess of net income are considered to represent a return of capital. All cash distributions to the Limited Partners in 1996, 1995, and 1994 were deemed to be a return of capital.

         Cash distributions of $1,438,000,  $1,443,000,  and $1,175,000 relating to the fourth quarter of 1996, 1995, and 1994, respectively, were paid or are payable during January and February 1997, 1996, or 1995, respectively, depending on whether the individual Unitholder elected to receive a monthly or quarterly distribution check.

Cash and Cash Equivalents

         The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents.

  Restricted Cash

At December 31, 1995, restricted cash represents lessee security deposits.

2.   Investments in Unconsolidated Special Purpose Entities (USPEs)

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

         The principle differences between the previous accounting method and the equity method relate to the presentation of activities relating to these assets in the statement of operations. Whereas under the equity method of accounting the Partnership's proportionate share is presented as a single net amount, "equity in net income (loss) of unconsolidated special purpose entities," under the previous method the Partnership's statement of operations reflected its proportionate share of each individual item of revenue and expense. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partner's capital or on the Partnership's net income (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

2.   Investments in Unconsolidated Special Purpose Entities (continued)

     financial statements have not been restated. However, certain items have been reclassified in the previously issued balance sheet to conform to the current-period presentation. The beginning cash and cash equivalent for 1996 is different from the ending cash and cash equivalent for 1995 on the statement of cash flows due to this reclassification.

         During the year ended December 31, 1996, the Partnership purchased an interest in a trust owning five commercial aircraft for $5.6 million and an interest in an entity owning a rig (the remaining interest in this rig is held by two affiliated partnerships and TEC Acquisub, Inc.) for $2.0 million, and incurred acquisition and lease negotiation fees of $0.4 million to PLM Worldwide Management Services (WMS), an affiliate of PLM International.

         The following summarizes the financial information for the USPEs and the Partnership's interest therein as of and for the year ended December 31, 1996 (in thousands):

                                                         Net
                                        Total        interest of
                                        USPEs            the
                                                     Partnership
                                     ------------------------------

    Net investment                 $     115,015   $       37,141
    Revenues                              33,850           11,904
    Net loss                              (3,606 )           (880 )

         The net investment in USPEs includes the following jointly owned equipment (and related assets and liabilities) at December 31, 1996 and 1995, (in thousands):

                                                                                     1996            1995
                                                                                 -----------------------------
   80% interest in an entity owning a bulk carrier marine vessel                 $    7,362       $   8,903
   44% interest in an entity owning a bulk carrier marine vessel                      3,142           3,836
   10% interest in an equity owning a mobile offshore drilling unit                   2,100              --
   24% in a trust owning a 767-200ER commercial aircraft                              5,798           7,001
   33% interest in 2 trusts that own 3 commercial aircraft,
             2 aircraft engines, and a portfolio of aircraft rotables                 9,126          10,664
   29% interest in a trust that owns 7 commercial aircraft (see
             note below)                                                                 --           8,285
   33% interest in a trust that owns 6 commercial aircraft (see
             note below)                                                              5,407              --
   25% interest in a trust that owns 4 commercial aircraft (see
             note below)                                                              4,206              --
                                                                                 -----------------------------

     Net investments in unconsolidated special purpose entities                  $   37,141       $  38,689
                                                                                 =============================

         The Partnership has beneficial interests in two USPEs that own multiple aircraft (Trusts). These Trusts contain provisions, under certain circumstances, for allocating specific aircraft to the beneficial owners. During September 1996, PLM Equipment Growth Fund V, an affiliated partnership that also has a beneficial interest in the Trusts, renegotiated its Senior Loan Agreement and was required, for loan collateral purposes, to withdraw the aircraft designated to it from the Trusts. The result was to restate the percentage ownership of the remaining beneficial owners of the Trusts beginning September 30, 1996. This change has no effect on the income or loss recognized during 1996.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

3.   General Partner and Transactions with Affiliates

         An officer of PLM Securities Corp. (PLM Securities) contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI, subject to certain reductions, receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPEs equal to the lesser of (i) the fees that would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (A) for that equipment for which IMI provides only Basic Equipment Management Services (a) 2% of the Gross Lease Revenues, as defined in the agreement, which is subject to Full Payout Net Leases, and (b) 5% of the Gross Lease Revenues attributable to equipment that is subject to Operating Leases, and (B) for that equipment for which IMI provides Supplemental Equipment Management Services, 7% of the Gross Lease Revenues attributable to such equipment. Partnership management fees payable were $119,000 and $197,000 at December 31, 1996 and 1995, respectively. The Partnership's proportional share of USPE's management fees of $55,000 and $0 were payable as of December 31, 1996 and 1995, respectively. The Partnership's proportional share of USPE management fees expense during 1996 was $462,000. The Partnership reimbursed FSI $582,000, $616,000, and $346,000 for data processing expenses and administrative services performed on behalf of the Partnership during 1996, 1995, and 1994, respectively. The Partnership's proportional share of USPE data processing and administrative expenses was $97,000 during 1996. The Partnership paid $0 in 1996, $141,000 in 1995, and $82,000 in 1994, to
     Transportation Equipment Indemnity Company, Ltd. (TEI), which provides marine insurance coverage and other insurance brokerage services. The Partnership's proportional share of USPE marine insurance coverage paid to TEI was $240,000 during 1996. TEI is an affiliate of the General Partner. A substantial portion of this amount was paid to third party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International, which provide threshold coverages on marine vessel loss-of-hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI. PLM Securities earned underwriting commissions relating to the sale of Limited Partnership Units of $1,320,000 and $5,086,000, including amounts paid relating to subscriptions in escrow (see
     Note 1) in 1995 and 1994 (of which  $1,160,000 and $4,414,000  were paid to third party broker dealers in 1995 and 1994, respectively).

         The Partnership and USPEs paid or accrued lease negotiation and equipment acquisition fees of $910,000, $1,628,000, and $2,154,000 during 1996, 1995, and 1994, respectively, to TEC and WMS. PLM Securities and TEC are wholly-owned subsidiaries of the General Partner. WMS is a wholly-owned subsidiary of the PLM International. Also, organization and syndication costs of $440,000 and $1,704,000, including amounts paid relating to subscriptions in escrow (see Note 1), were paid or accrued to FSI and PLM Securities as reimbursement for costs incurred by them related to the formation of the Partnership in 1995 and 1994, respectively. TEC will also be entitled to receive an equipment liquidation fee equal to the lesser of
     (i) 3% of the sales price of equipment sold on behalf of the Partnership or
     (ii) 50% of the "Competitive Equipment Sale Commission," as defined, if certain conditions are met. In certain circumstances, the General Partner will be entitled to a monthly re-lease fee for re-leasing services following the expiration of the initial lease, charter, or other contract for certain equipment equal to the lesser of (a) the fees that would be charged by an independent third party for comparable services for comparable equipment or (b) 2% of Gross Lease Revenues derived from such re-lease, provided, however, that no re-lease fee shall be payable if such re-lease fee would cause the combination of the equipment management fee paid to IMI and the re-lease fees with respect to such transaction to exceed 7% of Gross Lease Revenues. In certain circumstances the General Partner will be entitled to a debt placement fee equal to 1% of the principal balance borrowed.

         As of December 31, 1996, approximately 76% of the Partnership's trailer equipment operated in rental yards owned and maintained by PLM Rental, Inc., the short-term trailer rental subsidiary of PLM International. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of other direct expenses of the rental yard operations are billed to the Partnership monthly.

                     PLM Equipment Growth & Income Fund VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1996

3.   General Partner and Transactions with Affiliates (continued)

         The Partnership owns certain equipment in conjunction with affiliated partnerships. At December 31, 1996, this equipment included an interest in two entities owning marine vessels, an interest in a trust owning 1 commercial aircraft, an interest in an entity owning a rig, and an interest in four trusts comprised of 13 commercial aircraft, 2 aircraft engines, and a portfolio of aircraft rotables. In 1995, this equipment included an interest in two entities owning marine vessels, an interest in a trust owning 1 commercial aircraft, and an interest in three trusts comprised of 10 commercial aircraft, 2 aircraft engines, and a portfolio of aircraft rotables.

         The balance due to affiliates at December 31, 1996 includes $0.1 million due to FSI and its affiliates and a net of $0.5 million due to affiliated investments in USPEs. The balance due to affiliates at December 31, 1995 includes $0.2 million due to FSI and its affiliates and a net of $0.3 million due to USPEs.

4.   Equipment

     The components of equipment at December 31, 1996 and 1995 are as follows (in thousands):

   Equipment held for operating leases:             1996              1995
   --------------------------------------------  -------------------------------

     Marine vessels                               $  22,212       $    22,211
     Aircraft                                        15,933            10,450
     Trailers                                        14,547            11,343
     Modular buildings                                4,696             4,850
     Railcars                                        10,053             9,479
                                                 -------------------------------
                                                     67,441            58,333
   Less accumulated depreciation                    (21,494 )         (12,796 )
                                                 -------------------------------
                                                     45,947            45,537
   Equipment held for sale                               --               156
                                                 -------------------------------
   Net equipment                                  $  45,947       $    45,693
                                                 ===============================

         Revenues are earned by placing the equipment under operating leases. As of December 31, 1996, all equipment in the Partnership's portfolio was on lease or operating in PLM-affiliated short-term trailer rental yards, except for five railcars with a net book value of $132,000. As of December 31, 1995, all equipment in the Partnership's portfolio was on lease or operating in PLM-affiliated short-term trailer rental yards.

         During 1996, the Partnership acquired 1 commercial aircraft for $5.2 million, 209 trailers for $3.2 million, and 35 railcars for $0.5 million, and was required to pay $0.5 million in acquisition and lease negotiation fees to TEC.

         During 1996, the Partnership sold or disposed of 7 modular buildings and 13 trailers with an aggregate net book value of $207,000 for proceeds of $255,000. The Partnership also sold 58 trailers, which were held for sale as of December 31, 1995, with a net book value of $156,000 at the date of sale for proceeds of $150,000. During 1995, 53 modular buildings and 41 trailers with an aggregate net book value of $1.2 million were sold for $1.4 million.

         Periodically, PLM International will purchase groups of assets whose ownership may be allocated among affiliated partnerships and PLM International. Generally in these cases, only assets that are on lease will be purchased by the affiliated partnerships. PLM International will generally assume the ownership and remarketing risks associated with off-lease equipment. Allocation of the purchase price will be determined by a combination of third party industry sources and recent transactions or published fair market value references. During 1996, PLM International realized $0.7 million of gains on the sale of 69 off-lease railcars purchased by PLM International as part of a group of assets in

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1996

4.   Equipment (continued)

     1994 that had been allocated to the Partnership, PLM Equipment Growth Funds IV and VI, Professional Lease Management Income Fund I, L.L.C. (Fund I), and PLM International. At December 31, 1995, PLM International included these assets as held for sale. During 1995, PLM International realized $1.3 million in gains on sales of railcars and aircraft purchased by PLM International in 1994 and 1995 as part of a group of assets that had been allocated to the Partnership; PLM Equipment Growth Funds IV, V, and VI; Fund I; and PLM International.

         All leases are being accounted for as operating leases. Future minimum rent under noncancelable operating leases at December 31, 1996, for the owned and partially owned equipment during each of the next five years, are approximately $15,300,000 - 1997; $8,100,000 - 1998; $6,100,000 - 1999;
     $5,600,000 - 2000; $4,200,000 - 2001; and $400,000 - thereafter.

         The Partnership owns certain equipment that is leased and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

         The Partnership leases or leased its aircraft, modular buildings, railcars, and trailers to lessees domiciled in three geographic regions:
     North America, South America, and Europe. Marine vessels are leased to multiple lessees in different regions that operate the marine vessels worldwide. The tables below set forth geographic information about the Partnership's owned equipment and investments in USPEs, grouped by domicile of the lessee as of and for the years ended December 31, 1996, 1995, and 1994 (in thousands):


                                    Investments
                                      in USPEs                 Owned equipment
                                   ----------------- ---------------------------------------
                Region                1996          1996           1995           1994
       --------------------------  ------------  ----------------------------------------
       Lease revenue:
         United States             $      --     $   7,522      $   6,866      $   2,789
         Canada                        3,189           826            883            241
         South America                 1,181            --          1,181          1,181
         Europe                        3,530            --          1,177             --
         Rest of the world             4,004         3,879          7,974          4,795
                                   ============  =========================================
       Total lease revenue         $  11,904     $  12,227      $  18,081      $   9,006
                                   ============  =========================================

         The  following  table  sets  forth   identifiable   net  income  (loss)
     information by region for the owned equipment and investments in USPEs for the years ended December 31, 1996, 1995, and 1994 (in thousands):

                                       Investments
                                        in USPEs                    Owned equipment
                                     ---------------- -----------------------------------------

                 Region                 1996           1996           1995           1994
       ----------------------------  -----------    ---------------------------------------
       Net income (loss):
         United States               $      --      $    (590 )    $     669      $    (743 )
         Canada                         (1,370 )           89           (332 )          (84 )
         South America                     (97 )           --           (348 )         (750 )
         Europe                            981             --             25             --
         Rest of the world                (394 )          431           (597 )       (1,523 )
                                     -----------    -----------------------------------------
       Total identifiable loss            (880 )          (70 )         (583 )       (3,100 )
       Administrative and other             --         (2,026 )         (609 )         (709 )
                                     ===========    =========================================
       Net income (loss):            $    (880 )    $  (2,096 )    $  (1,192 )    $  (3,809 )
                                     ===========    =========================================

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1996

4.   Equipment (continued)

         The net book value of these assets at December 31, 1996, 1995, and 1994 are as follows (in thousands):

                                                   Investments
                                                    in USPEs                              Owned equipment
                                            ----------------------- --------------------------------------------------

                         Region                   1996            1995            1996            1995            1994
              ------------------------------  -----------------------------    --------------------------------------------

                United States                 $       --      $       --       $   29,199     $    26,565     $    21,670
                Canada                             9,612           8,285            2,608           2,004           1,631
                South America                      5,798           7,001               --              --           8,424
                Europe                             9,127          10,664               --              --              --
                Rest of the world                 12,604          12,739           14,140          16,968          36,180
                                              -----------------------------    --------------------------------------------
                                                  37,141          38,689           45,947          45,537          67,905
              Equipment held for sale                 --              --               --             156              --
                                              =============================    ============================================
                                              $   37,141      $   38,689       $   45,947          45,693     $    67,905
                                              =============================    ============================================

         The lessees accounting for 10% or more of total revenues during 1996, 1995, and 1994 were SWR Brazil 767, Inc. (13% in 1994), Hong Kong Mingwah Shipping Co., Ltd. (21% in 1994, 69% in 1993), and Wah Yuen Shipping, Inc. (21% in 1995, 19% in 1994).

5.   Notes Payable

     In December 1995, the Partnership entered into an agreement to issue long-term notes totaling $23.0 million to five institutional investors. The notes bear interest at a fixed rate of 7.27% per annum and has a final maturity in 2005. During 1995, the Partnership paid lender fees of $230,000 in connection with this loan.

         Interest on the notes is payable semiannually. The notes will be repaid in five principal payments of $3.0 million on December 31, 1999, 2000, 2001, 2002, and 2003 and two principal payments of $4.0 million on December 31, 2004 and 2005. The agreement requires the Partnership to maintain certain financial covenants related to fixed-charge coverage, and maximum debt. proceeds from the notes have been used to fund additional equipment acquisitions and to repay any obligations of the Partnership under the Committed Bridge Facility (see below).

         The General Partner estimates, based on recent transactions, that the fair value of the $23.0 million fixed-rate note is $22.7 million.

         The General Partner has entered into a joint $50.0 million credit facility (Committed Bridge Facility) on behalf of the Partnership, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, and Professional Lease Management Income Fund I (Fund I), all affiliated investment programs; TEC Acquisub, Inc. (TECAI), an indirect wholly-owned subsidiary of the General Partner; and American Finance Group, Inc. (AFG), a subsidiary of PLM International Inc., which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership or Fund I, plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated on October 31, 1996 to expire on October 31, 1997 and increased the available borrowings for AFG to $50.0 million. The Partnership, TECAI, Fund I, and the other partnerships collectively may borrow up to $35.0 million of the Committed Bridge Facility. The Committed Bridge Facility also provides for a $5.0 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, TECAI, AFG, or PLM Equipment Growth Funds IV through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1996

5.   Notes Payable (continued)

     than 179 days, with all advances due no later than October 31, 1997. The Committed Bridge Facility prohibits the Partnership from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrower's option, and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of December 31, 1996, the Partnership had borrowings of $2.0 million, PLM Equipment Growth Fund V had $2.5 million, PLM Equipment Growth Fund VI had $1.3 million, AFG had $26.9 million, and TECAI had $4.1 million in outstanding borrowings. Neither PLM Equipment Growth Fund IV nor Fund I had any outstanding borrowings.

         The Partnership received waivers from its senior lenders related to its maximum debt covenant at December 31, 1996. Without this waiver, the Partnership would not have been able to borrow on the short-term warehouse facility and remain in compliance with the loan covenant.

         During January 1997, the Partnership repaid all borrowings outstanding as of December 31, 1996 from the Committed Bridge Facility.

6.   Income Taxes

The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

         As of December 31, 1996, there were temporary differences of approximately $48.2 million between the financial statement carrying values of certain assets and liabilities and the income tax basis of such assets and liabilities, primarily due to differences in depreciation methods and equipment reserves.

7.   Subsequent Event

     PLM International (PLMI), along with FSI, IMI, TEC, and PLM Securities, and collectively with PLMI, FSI, IMI, TEC, and PLM Securities, (PLM Entities), were named as defendants in a class-action lawsuit filed in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251. The PLM
     Entities received service of the complaint on February 10, 1997 and, pursuant to an extension of time granted by plaintiffs' attorneys, have 60 days to respond to the complaint. PLM International is currently reviewing the substance of the allegations with its counsel, and believes the allegations to be completely without merit and intends to defend this matter vigorously.

        The plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who allegedly invested in certain California limited partnerships sponsored by PLM Securities, for which FSI acts as the General Partner, including the Partnership, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, and PLM Equipment Growth Fund VI (PLM Growth Funds). The complaint purports eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action for breach of third party beneficiary contracts against and in violation of the National Association of Securities Dealers
     (NASD) rules of fair practice by PLM Securities alone.

        Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, general partner, and control persons. Based on these duties, plaintiffs assert liability against the PLM Entities for improper sales and marketing practices, mismanagement of the PLM Growth Funds, and concealing such mismanagement from investors in the PLM Growth Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their Limited Partnership Units back to the defendants.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII

                               INDEX OF EXHIBITS


  Exhibit                                                                Page

    4.     Limited Partnership Agreement of Partnership.                    *

   10.1    Management Agreement between Partnership and                     *
           PLM Investment Management, Inc.

   10.2    Note Agreement,  dated as of December 1, 1995,
           regarding  $23,000,000
           of 7.27% Senior Notes due December 21, 2005                      *

   10.3    Second Amended and restated Warehousing Credit Agreement,
           dated as of May 31, 1996, with First Union National Bank
           of North Carolina.                                               *

   10.4    Amendment No. 1 to Second Amended and restated
           Warehousing Credit Agreement, dated as of November
           5, 1996, with First Union National Bank of
           North Carolina.                                                  *

   24.     Powers of Attorney.


* Incorporated by reference.  See page 23 of this report.