Form 10-Q
period 1997-03-31
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 1997-05-13
CIK 895234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 1997.


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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)

                                 BALANCE SHEETS
                       (in thousands, except unit amounts)

                                     ASSETS


                                                                           March 31,         December 31,
                                                                             1997                 1996
                                                                         -----------------------------------

   Equipment held for operating leases                                   $    67,398          $    67,441
   Less accumulated depreciation                                             (23,720 )            (21,494 )
                                                                         -----------------------------------
     Net equipment                                                            43,678               45,947

   Cash and cash equivalents                                                   4,382                2,468
   Restricted cash                                                               158                  158
   Investments in unconsolidated special purpose entities                     33,434               37,141
   Accounts receivable, net of allowance for doubtful accounts
     of $522 in 1997 and $330 in 1996                                            960                1,214
   Prepaid expenses and other assets                                              36                   58
   Deferred charges, net of accumulated amortization of
     $387 in 1997 and $493 in 1996                                               359                  412
                                                                         -----------------------------------

   Total assets                                                          $    83,007          $    87,398
                                                                         ===================================


                    LIABILITIES AND PARTNERS' CAPITAL


   Liabilities:

     Accounts payable and accrued expenses                               $       572          $       296
     Due to affiliates                                                           616                  605
     Lessee deposits and reserve for repairs                                   1,494                1,360
     Short-term note payable                                                      --                2,000
     Note payable                                                             23,000               23,000
                                                                         -----------------------------------
           Total liabilities                                                  25,682               27,261

   Partners' capital:

   Limited partners (5,370,297 depositary units at March 31,
     1997 and at December 31, 1996)                                           57,325               60,137
   General Partner                                                                --                   --
                                                                         -----------------------------------
       Total partners' capital                                                57,325               60,137
                                                                         -----------------------------------

   Total liabilities and partners' capital                               $    83,007          $    87,398
                                                                         ===================================



                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                     (in thousands, except per unit amounts)


                                                                             For the Three Months
                                                                                Ended March 31,
                                                                             1997             1996
                                                                         ------------------------------

   Revenues:

     Lease revenue                                                       $     3,146      $    3,044
     Interest and other income                                                    49             189
     Net gain on disposition of equipment                                          9              16
                                                                         ------------------------------
         Total revenues                                                        3,204           3,249

   Expenses:

     Depreciation and amortization                                             2,294           2,016
     Management fees to affiliate                                                176             158
     Repairs and maintenance                                                     241             238
     Interest expense                                                            437             423
     Equipment operating expenses                                                 10              18
     Insurance expense                                                            19              10
     General and administrative expenses
       to affiliates                                                             169             140
     Other general and administrative expenses                                    99             219
     Bad debt expense                                                            204              77
                                                                         ------------------------------
                                                                         ------------------------------
         Total expenses                                                        3,649           3,299
                                                                         ------------------------------

   Equity in net income of unconsolidated
     special purpose entities                                                    178              13
                                                                         ------------------------------

   Net loss                                                              $      (267 )    $      (37 )
                                                                         ==============================

   Partners' share of net income (loss):

     Limited partners                                                    $      (394 )    $     (164 )
     General Partner                                                             127             127
                                                                         ------------------------------

   Total                                                                 $      (267 )    $      (37 )
                                                                         ==============================

   Net loss per weighted-average depositary unit:
     (5,370,297 units at March 31, 1997,
      and at March 31, 1996)                                             $     (0.07 )    $    (0.03 )
                                                                         ==============================

   Cash distributions                                                    $     2,545      $    2,545
                                                                         ==============================

   Cash distributions per weighted-average depositary unit               $      0.45      $     0.45
                                                                         ==============================


                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            ( A Limited Partnership)

                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
               the period from December 31, 1995 to March 31, 1997
                                 (in thousands)



                                                             Limited              General
                                                             Partners             Partner               Total
                                                           -------------------------------------------------------

   Partners' capital at December 31, 1995                  $    73,291           $    --             $   73,291

   Net income (loss)                                            (3,485 )             509                 (2,976 )

   Cash distributions                                           (9,669 )            (509 )              (10,178 )
                                                           -------------------------------------------------------

   Partners' capital at December 31, 1996                       60,137                --                 60,137

   Net income (loss)                                              (394 )             127                   (267 )

   Cash distributions                                           (2,418 )            (127 )               (2,545 )
                                                           -------------------------------------------------------

   Partners' capital at March 31, 1997                     $    57,325           $    --             $   57,325
                                                           =======================================================
































                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                  For the Three Months
                                                                                     Ended March 31,
                                                                                   1997          1996
                                                                               ------------------------------
  Operating activities:
  Net loss                                                                      $    (267 )   $      (37 )
    Adjustments to reconcile net loss
        to net cash provided by operating activities:
      Net gain on disposition of equipment                                             (9 )          (16 )
      Equity in net income from
        unconsolidated special purpose entities                                      (178 )          (13 )
      Depreciation and amortization                                                 2,294          2,016
      Changes in operating assets and liabilities:
        Restricted cash                                                                --              5
        Accounts receivable                                                           254            (32 )
        Prepaid expenses                                                               22             15
        Accounts payable and accrued expenses                                         276            317
        Due to affiliates                                                              11            (88 )
        Lessee deposits and reserve for repairs                                       134            (72 )
                                                                                -----------------------------
  Net cash provided by operating activities                                         2,537          2,095
                                                                                -----------------------------

  Investing activities:
    Payments for purchase of equipment and capitalized repairs                         (1 )       (1,367 )
    Investment in and equipment purchased and placed in
       unconsolidated special purpose entities                                         --         (5,610 )
    Distributions from unconsolidated special purpose entities                      3,885          3,398
    Payments of acquisition fees to affiliate                                          --            (60 )
    Payments of lease negotiation fees to affiliate                                    --            (13 )
    Proceeds from disposition of equipment                                             38            388
                                                                                -----------------------------
  Net cash provided by (used in) investing activities                               3,922         (3,264 )
                                                                                -----------------------------

  Financing activities:
    Payments of short-term note payable                                            (2,000 )           --
    Cash distributions paid to General Partner                                       (127 )         (127 )
    Cash distributions paid to Limited partners                                    (2,418 )       (2,418 )
    Payments of debt issuance costs                                                    --            (25 )
                                                                                -----------------------------
  Net cash used in financing activities                                            (4.545 )       (2,570 )
                                                                                -----------------------------

  Net increase (decrease) in cash and cash equivalents                              1,914         (3,739 )
  Cash and cash equivalents at beginning of year                                    2,468         11,965
                                                                                =============================
  Cash and cash equivalents at end of year                                      $   4,382     $    8,226
                                                                                =============================

  Supplemental information:
    Interest paid                                                               $      28     $       33
                                                                                =============================
  Supplemental disclosure of noncash investing and financing activities:
    Sales proceeds included in accounts receivable                              $      49     $       98
                                                                                =============================

                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc., (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly, the financial position of PLM Equipment Growth & Income Fund VII (the Partnership) as of March 31, 1997 and December 31, 1996, the statements of operations for the three months ended March 31, 1997 and 1996, the statements of cash flows for the three months ended March 31, 1997 and 1996, and the statements of changes in partners' capital for the period December 31, 1995 to March 31, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Reclassification

Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3.   Cash Distributions

Cash distributions are recorded when paid and totaled $2.5 million for the three months ended March 31, 1997. Cash distributions to Limited Partners in excess of net income are considered to represent a return of capital. All cash distributions paid to the limited partners for the three months ended March 31, 1997 and 1996, were deemed to be a return of capital. Cash distributions related to the results from the first quarter of 1997, of $1.2 million, were paid or are payable during April and May 1997, depending on whether the individual limited partner elected to receive a monthly or quarterly distribution check.

4.   Investments in Unconsolidated Special Purpose Entities

The net investments in unconsolidated special purpose entities (USPEs) include the following jointly-owned equipment (and related assets and liabilities) (in thousands):

                                                                                    March 31,       December 31,
                                                                                       1997             1996
    ---------------------------------------------------------------------------------------------------------------
     80% interest in an entity owning a bulk carrier marine vessel                  $    7,105        $    7,362
     44% interest in an entity owning a bulk carrier marine vessel                       2,951             3,142
     10% interest in an equity owning a mobile offshore drilling unit                    2,031             2,100
     24% in a trust owning a 767-200ER commercial aircraft                               5,524             5,798
     33% interest in two trusts that own three 737-200A commercial aircraft,
               two aircraft engines, and a portfolio of aircraft rotables                6,827             9,126
     33% interest in a trust that owns six 737-200A commercial aircraft                  5,059             5,407
     25% interest in a trust that owns four 737-200A commercial aircraft                 3,937             4,206
                                                                                    -----------       -----------
       Net investments                                                              $   33,434        $   37,141
                                                                                    ===========       ===========

5.   General Partner and Transactions with Affiliates

Partnership management fees payable to an affiliate of the General Partner were $120,000 and $119,000 at March 31, 1997 and December 31, 1996, respectively. The Partnership's proportional share of USPE affiliate management fees of $62,000 and $55,000 were payable as of March 31, 1997 and December 31, 1996, respectively. The Partnership's proportional share of USPE affiliated management fees expense during the three months ended March 31, 1997 and 1996 was $121,000 and $128,000, respectively. The Partnership's proportional share of the USPE data processing and administrative

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997

5.   General Partner and Transactions with Affiliates (continued)

expenses to affiliates was $78,000 and $17,000 during the three months ended March 31, 1997 and1996, respectively. The Partnership's proportional share of USPE affiliated insurance expense of $58,000 and $53,000 during the three months ended March 31, 1997 and 1996, respectively, was incurred to Transportation Equipment Indemnity Company, Ltd. (TEI), which provides marine insurance coverage for Partnership equipment and other insurance brokerage services. TEI is an affiliate of the General Partner.

     During the three months ended March 31, 1996, the Partnership incurred lease negotiation and equipment acquisition fees of $73,000 to PLM Transportation Equipment Corporation, a wholly owned subsidiary of FSI. The Partnership's proportional share of lease negotiation and equipment acquisition fees incurred by USPE's to PLM Worldwide Management Services (WMS) during the three months ended March 31, 1996, was $0.3 million. No similar fees were incurred during the same period of 1997. WMS is a wholly-owned subsidiary of PLM International, Inc.

     The balance due to affiliates at March 31, 1997 and December 31, 1996 includes $0.1 million due to FSI and its affiliates and $.05 million due to an affiliated USPE.

6.   Equipment

Owned equipment held for operating leases is stated at cost. The components of equipment are as follows (in thousands):

                                                  March 31,         December 31,
       Equipment held for operating leases         1997                1996
   ------------------------------------------------------------------------------
   Aircraft                                    $   15,933          $    15,933
   Marine vessels                                  22,212               22,212
   Trailers                                        14,503               14,547
   Modular buildings                                4,696                4,696
   Rail equipment                                  10,054               10,053
                                               -----------         ------------
                                                   67,398               67,441
   Less accumulated depreciation                  (23,720 )            (21,494 )
                                               -----------         ------------
     Net equipment                             $   43,678          $    45,947
                                               ===========         ============

     As of March 31, 1997, all of the equipment was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for two commuter aircraft and four railcars. At December 31, 1996, all of the equipment was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for five railcars. The net book value of the equipment off lease was $5.0 million and $0.1 million at March 31, 1997 and December 31, 1996, respectively.

     During the three months ended March 31, 1997, the Partnership disposed of or sold trailers with a net book value of $29,000 for $38,000.

     During the three months ended March 31, 1996, the Partnership disposed of or sold modular buildings and a trailer with an aggregate net book value of $102,000, and received proceeds of $124,000.

7.   Debt

As of March 31, 1997, the Partnership had repaid its $2.0 million borrowing under the short-term joint $50 million credit facility. Among the eligible borrowers, PLM Equipment Growth Fund V had $1.1 million and American Finance Group, Inc. had $22.5 million in outstanding borrowings. Neither the Partnership,

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
7.   Debt (continued)

PLM Equipment Growth Fund IV, PLM Equipment Growth Fund VI, Professional Lease Management Income Fund I, L.L.C., nor TEC Acquisub, Inc. had any outstanding borrowings.

8.   Contingencies

As more fully described by the Partnership in its Form 10-K for the year ended December 31, 1996, PLM International, Inc. and various of its affiliates are named as defendants in a lawsuit filed as a class action on January 22, 1997, in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251. On February 3, 1997, the state court filed an Order conditionally certifying the class pursuant to the provisions of Rule 23 of the Alabama Rules of Civil Procedure (ARCP), as requested by plaintiffs in an ex parte motion filed on January 22, 1997. Defendants were not given notice of the motion, nor were they given an opportunity to be heard regarding the issue of conditional class certification. The Order specifies that the class shall consist of (with certain narrow exceptions) all purchasers of limited partnership units in the Partnership, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, and PLM Equipment Growth Fund VI. In issuing the Order, the court emphasized that the certification is conditional in accordance with Rule 23(d) of the ARCP, and that the plaintiffs will bear the burden of proving each requisite element of Rule 23 at the time of the evidentiary hearing on the issue of class certification. To date, no such hearing date has been set. The defendants filed a Notice of Removal of the lawsuit from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) on March 6, 1997, arguing that the parties are fully diverse for the purposes of diversity jurisdiction pursuant to 28 U.S.C. Section 1441. The plaintiffs filed a motion to remand the class action to the state court, and defendants have responded to this motion. Defendants do not need to respond to the complaint until after the federal court decides the motion to remand. PLM International, Inc. believes the allegations to be completely without merit and intends to defend this matter vigorously.
















                      (this space intentionally left blank)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended March 31, 1997 and 1996

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operation, and asset-specific insurance expenses) on owned equipment increased during the first quarter of 1997 when compared to the same quarter of 1996. The following table presents revenues less direct expenses by owned equipment type (in thousands):

                                                                            For the Three Months
                                                                               Ended March 31,
                                                                            1997             1996
                                                                         ----------------------------
   Aircraft                                                              $    501        $     554
   Marine vessels                                                             899              901
   Trailers                                                                   722              501
   Rail equipment                                                             610              504
   Modular buildings                                                          152              326


Aircraft: Aircraft lease revenues and direct expenses were $0.5 million and $5,000, respectively, for the three months ended March 31, 1997, compared to $0.6 million and $10,000, respectively during the same period of 1996. The decrease in aircraft contribution was due to the off-lease status of two commuter aircraft that were on lease during the same period of 1996, which was offset, in part by the purchase of a commercial aircraft during the third quarter of 1996.

Marine vessels: Marine vessel lease revenues and direct expenses were $1.0 million and $0.1 million, respectively, for the three months ended March 31, 1997 and 1996. The small decrease in marine vessel contribution was due to one additional day of lease revenues earned during 1996.

Trailers: Trailer lease revenues and direct expenses were $0.8 million and $0.1 million, respectively, for the three months ended March 31, 1997, compared to $0.6 million and $0.1 million, respectively, during the same period of 1996. The increase in trailer contribution was due to the purchase of additional equipment during 1996.

Rail equipment: Rail equipment lease revenues and direct expenses were $0.7 million and $0.1 million, respectively, for the three months ended March 31, 1997, compared to $0.6 million and $0.1 million, respectively, during the same period of 1996. The increase in railcar contribution was due to the purchase of additional equipment during 1996.

Modular buildings: Modular building lease revenues and direct expenses were $0.2 million and $1,000, respectively, for the three months ended March 31, 1997, compared to $0.3 million and $12,000, respectively, during the same quarter of 1996. The primary reason for the decrease in lease revenues is due to a lower net lease rate earned on the leased equipment when compared to the same period of 1996.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.4 million for the quarter ended March 31, 1997 increased from $3.0 million for the same period in 1996. The significant variances are explained as follows:

     (a) A $0.3 million increase in depreciation and amortization expenses from 1996 levels reflecting the purchase of a commercial aircraft, trailers and railcars during 1996, which was offset in part, by the double declining-balance method of depreciation.

     (b) A $0.1 million decrease in administrative expenses was due to costs associated with the transportation and inspections of certain equipment during 1996 which was not required during 1997.

     (c) A $0.1 million increase in the allowance for bad debts was due to an increase in unpaid invoices over 90 days.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the first quarter of 1997 totaled $9,000 which resulted from the sale of trailers with an aggregate net book value of $29,000, for $38,000. For the first quarter of 1996, the $16,000 net gain on disposition of equipment resulted from the sale or disposal of modular buildings and trailers, with an aggregate net book value of $258,000, for $274,000.

(D)  Interest and Other Income

Interest and other income decreased $141,000 during the first quarter of 1997, due primarily to lower cash balances available for investment throughout most of the quarter when compared to the same period of 1996.

(E)  Equity in Net Income (Loss) of Unconsolidated Special Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands):

                                                                            For the Three Months
                                                                               Ended March 31,
                                                                            1997             1996
                                                                         ----------------------------
   Aircraft                                                              $    435         $   (109 )
   Marine vessels                                                            (253 )            122
   Mobile offshore drilling unit                                               (4 )             --


Aircraft: During the first quarter of 1997, revenues of $2.0 million were offset by depreciation and administrative expenses of $1.6 million. During the same period of 1996, lease revenues of $1.8 million were offset by depreciation and administrative expenses of $1.9 million. Revenues increased during 1997 by $0.2 million because the interest in a trust owning aircraft was purchased late during the first quarter of 1996. This equipment was on lease for the full quarter of 1997 compared to only part of the first quarter of 1996. The decline in expenses of $0.1 million is due to the double declining balance method of depreciation.

Marine vessels: During the first quarter of 1997, revenues of $0.8 million were offset by depreciation and administrative expenses of $1.1 million. During the same period of 1996, revenues of $1.2 million were offset by depreciation and administrative expenses of $1.1 million. The primary reason revenues decreased was due to lower day rates earned while on lease.

Mobile offshore drilling unit: As of March 31, 1997, the Partnership owned an interest in a mobile offshore drilling unit (rig) which was purchased during the fourth quarter of 1996. Revenues of $90,000 were offset by depreciation and administrative expenses of $94,000.

(F)  Net Loss

As a result of the foregoing, the Partnership's net loss for the period ended March 31, 1997 was $267,000, compared to a net loss of $37,000 during the same period in 1996. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the first quarter of 1997 is not necessarily indicative of future periods. In the first quarter of 1997, the Partnership distributed $2.4 million to the limited partners, or $0.45 per weighted-average depositary unit.




(II) FINANCIAL CONDITION - CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the three months ended March 31, 1997, the Partnership generated sufficient operating cash (net cash provided by operating activities, plus distributions from unconsolidated special purpose entities) to meet its operating obligations and maintain the current level of distributions (total for three months ended March 31, 1997 of approximately $2.5 million) to the partners. During the three months ended March 31, 1997, the General Partner sold equipment for $0.2 million.

     The General Partner had entered into a short-term joint $50 million credit facility. As of May 13, 1997, the Partnership did not have any borrowings with the credit facility, having repaid its $2.0 million borrowing during January 1997; PLM Equipment Growth Fund V had $1.1 million and American Finance Group, Inc. had $22.5 million in outstanding borrowings. Neither PLM Equipment Growth Fund IV, PLM Equipment Growth Fund VI, Professional Lease Management Income Fund I, L.L.C., nor TEC Acquisub, Inc. had any outstanding borrowings.

(III)    Outlook for the Future

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

     The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and governmental or other regulations. The unpredictability of some of these factors, or of their occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continuously monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may make an evaluation to reduce the Partnership's exposure to equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return. Alternatively, the General Partner may make a determination to enter equipment markets in which it perceives opportunities to profit from supply/demand instabilities or other market imperfections.

     The Partnership intends to use excess cash flow, if any, after payment of expenses, loan principal, and cash distributions, to acquire additional equipment during the first seven years of Partnership operations. The General Partner believes that these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.

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



                                  PLM EQUIPMENT GROWTH & INCOME FUND VII
                                  By:      PLM Financial Services, Inc.
                                           General Partner



Date:  May 13, 1997               By:      /s/ David J. Davis
                                           ------------------
                                           David J. Davis
                                           Vice President and
                                           Corporate Controller