Form 10-Q
period 1997-06-30
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 1997-08-13
CIK 895234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              -------------------
                                   FORM 10-Q




       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the fiscal quarter ended June 30, 1997


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

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                             June 30,          December 31,
                                                                             1997                 1996
   Assets:

   Equipment held for operating lease, at cost                           $    62,919          $    67,441
   Less accumulated depreciation                                             (23,867 )            (21,494 )
       Net equipment                                                          39,052               45,947

   Cash and cash equivalents                                                   8,702                2,468
   Restricted cash                                                               158                  158
   Investments in unconsolidated special-purpose entities                     33,238               37,141
   Accounts receivable, net of allowance for doubtful accounts
         of $358 in 1997 and $330 in 1996                                      1,028                1,214
   Prepaid expenses and other assets                                              16                   58
   Deferred charges, net of accumulated amortization
         of $323 in 1997 and $493 in 1996                                        317                  412

   Total assets                                                          $    82,511          $    87,398

   Liabilities and partners' capital:

   Liabilities:
   Accounts payable and accrued expenses                                 $       193          $       296
   Due to affiliates                                                             866                  605
   Lessee deposits and reserve for repairs                                     1,514                1,360
   Short-term note payable                                                         -                2,000
   Note payable                                                               23,000               23,000
       Total liabilities                                                      25,573               27,261

   Partners' capital:
   Limited partners (5,370,297 depositary units as of
         June 30, 1997 and as of December 31, 1996)                           56,938               60,137
   General Partner                                                                 -                    -
       Total partners' capital                                                56,938               60,137

   Total liabilities and partners' capital                               $    82,511          $     87,398













                See accompanying notes to financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
        (in thousands of dollars, except weighted-average unit amounts)

                                                       For the Three Months               For the Six Months
                                                          Ended June 30,                    Ended June 30,
                                                         1997         1996               1997            1996
   Revenues:

   Lease revenue                                    $   3,310      $   2,965          $  6,456        $  6,009
   Interest and other income                               56            109               105             298
   Net gain on disposition of equipment                 1,790              7             1,800              23
       Total revenues                                   5,156          3,081             8,361           6,330

   Expenses:

   Depreciation and amortization                        2,265          2,047             4,559           4,062
   Marine equipment operating expense                      18             38                28              56
   Repairs and maintenance                                386            303               627             542
   Interest expense                                       418            413               855             836
   Insurance expense                                       17             21                37              32
   Management fees to affiliate                           185             59               361             217
   General and administrative expenses
         to affiliates                                    138            115               305             203
   Other general and administrative expenses               61            133               162             404
   Provision for (recovery of) bad debts                 (149 )          135                55             213
       Total expenses                                   3,339          3,264             6,989           6,565

   Equity in net income (loss) of unconsol-
         idated special-purpose entities                  339           (176 )             518            (162 )

   Net income (loss)                                $   2,156      $    (359 )        $  1,890        $   (397 )

   Partners' share of net income (loss):

   Limited partners                                 $   2,029      $    (486 )        $  1,635        $   (651 )
   General Partner                                        127            127               255             254

   Total                                            $   2,156      $    (359 )        $  1,890        $   (397 )

   Net income (loss) per weighted-average
         depositary unit: (5,370,297 units as of
         June 30, 1997 and 1996)                    $    0.38      $   (0.09 )        $   0.30        $  (0.12 )

   Cash distributions                               $   2,544      $   2,543          $  5,089        $  5,087
   Cash distributions per weighted-average
         depositary unit                            $    0.45      $    0.45          $   0.90        $   0.90






                      See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            ( A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             For the period from December 31, 1995 to June 30, 1997
                           (in thousands of dollars)


                                                             Limited              General
                                                             Partners             Partner               Total

   Partners' capital as of December 31, 1995               $    73,291           $     -             $   73,291

   Net income (loss)                                            (3,485 )             509                 (2,976 )

   Cash distributions                                           (9,669 )            (509 )              (10,178 )

   Partners' capital as of December 31, 1996                    60,137                 -                 60,137

   Net income                                                    1,635               255                  1,890

   Cash distributions                                           (4,834 )            (255 )               (5,089 )

   Partners' capital as of June 30, 1997                   $    56,938           $     -             $   56,938

































                      See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)

                                                                                       For the Six Months
                                                                                         Ended June 30,
                                                                                   1997          1996

  Operating activities:

  Net income (loss)                                                             $   1,890     $     (397 )
  Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
    Net gain on disposition of equipment                                           (1,800 )          (23 )
    Equity in net (income) loss from unconsolidated
          special-purpose entities                                                   (518 )          162
    Depreciation and amortization                                                   4,559          4,062
    Changes in operating assets and liabilities:
      Restricted cash                                                                   -             22
      Accounts receivable                                                             141            109
      Prepaid expenses                                                                 42            (25 )
      Accounts payable and accrued expenses                                          (103 )         (164 )
      Due to affiliates                                                               261           (240 )
      Lessee deposits and reserve for repairs                                         154              -
          Net cash provided by operating activities                                 4,626          3,506

  Investing activities:

  Payments for purchase of equipment and capitalized repairs                          (87 )       (2,301 )
  Payments for equipment acquisition deposits                                           -           (105 )
  Investment in and equipment purchased and placed in
        unconsolidated special-purpose entities                                         -         (5,919 )
  Distributions from unconsolidated special purpose entities                        4,421          5,090
  Payments of acquisition fees to affiliate                                             -           (151 )
  Payments of lease negotiation fees to affiliate                                       -            (23 )
  Proceeds from disposition of equipment                                            4,363            405
          Net cash provided by (used in) investing activities                       8,697         (3,004 )

  Financing activities:

  Payments of short-term note payable                                              (2,000 )            -
  Cash distributions paid to limited partners                                      (4,834 )       (4,833 )
  Cash distributions paid to General Partner                                         (255 )         (254 )
  Payments of debt issuance costs                                                       -            (25 )
          Net cash used in financing activities                                    (7,089 )       (5,112 )

  Net increase (decrease) in cash and cash equivalents                              6,234         (4,610 )
  Cash and cash equivalents at beginning of year                                    2,468         11,965
  Cash and cash equivalents at end of year                                      $   8,702     $    7,355

  Supplemental information:

  Interest paid                                                                 $     822     $      906
  Supplemental disclosure of noncash investing and financing activities:
    Sales proceeds included in accounts receivable                              $       5     $      103

                      See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997

1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth & Income Fund VII (the Partnership) as of June 30, 1997 and December 31, 1996, the statements of operations for the three and six months ended June 30, 1997 and 1996, the statements of changes in partners' capital for the period December 31, 1995 to June 30, 1997, and the statements of cash flows for the six months ended June 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Reclassifications

Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3.   Cash Distributions

Cash distributions are recorded when paid and totaled $2.5 million and $5.1 million for the three and six months ended June 30, 1997, respectively. Cash distributions to limited partners in excess of net income are considered to represent a return of capital. Cash distributions to the limited partners of $3.2 million for the six months ended June 30, 1997 were deemed to be a return of capital. All cash distributions paid to the limited partners for the six months ended June 30, 1996 were deemed to be a return of capital. Cash distributions related to the results from the second quarter of 1997, of $1.2 million, were paid or are payable during July and August 1997, depending on whether the individual limited partner elected to receive a monthly or quarterly distribution check.

4.   Investments in Unconsolidated Special-Purpose Entities

The net investments in unconsolidated special-purpose entities (USPEs) include the following jointly-owned equipment (and related assets and liabilities) (in thousands):

                                                                                       June 30         December 31
                                                                                         1997             1996
     33% interest in two trusts that own three 737-200A commercial aircraft
               two aircraft engines, and a portfolio of aircraft rotables           $    7,236        $    9,126
     80% interest in an entity owning a bulk carrier marine vessel                       7,022             7,362
     24% in a trust owning a 767-200ER commercial aircraft                               5,264             5,798
     33% interest in a trust that owns six 737-200A commercial aircraft                  5,124             5,407
     25% interest in a trust that owns four 737-200A commercial aircraft                 3,927             4,206
     44% interest in an entity owning a bulk carrier marine vessel                       2,820             3,142
     10% interest in an equity owning a mobile offshore drilling unit                    1,845             2,100
       Net investments                                                              $   33,238        $   37,141

5.   Transactions with General Partner and Affiliates

Partnership management fees payable to an affiliate of the General Partner were $0.1 million as of June 30, 1997 and December 31, 1996. The Partnership's proportional share of USPE-affiliate management fees of $130,000 and $55,000 were payable as of June 30, 1997 and December 31, 1996, respectively.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997

5.   Transactions with General Partner and Affiliates (continued)

The Partnership's proportional share of the affiliated expenses incurred by the USPEs during 1997 and 1996, are listed in the following table (in thousands):

                                                       For the Three Months               For the Six Months
                                                          Ended June 30,                    Ended June 30,
                                                         1997         1996               1997            1996

   Management fees                                  $     125      $     193          $    247        $    321
   Insurance expense                                       48             92               106             144
   Data processing and administrative
      expenses                                             34             18                67              35

Transportation Equipment Indemnity Company, Ltd. (TEI) provides marine insurance coverage for Partnership equipment and other insurance brokerage services. TEI is an affiliate of the General Partner.

The Partnership's proportional share of lease negotiation and equipment acquisition fees paid by USPEs to PLM Worldwide Management Services (WMS) during the six months ended June 30, 1996 was $0.3 million. No similar fees were paid during the same period of 1997. WMS is a wholly-owned subsidiary of PLM International, Inc.

The balance due to affiliates as of June 30, 1997 includes $0.1 million due to FSI and its affiliates and $0.7 million due to an affiliated USPE. The balance due to affiliates as of December 31, 1996 includes $0.1 million due to FSI and its affiliates and $0.5 million due to an affiliated USPE.

6.   Equipment

The components of owned equipment are as follows (in thousands):

                                                   June 30,        December 31,
                                                   1997                1996

   Equipment held for operating lease:
     Marine vessels                            $   22,212          $    22,212
     Aircraft                                      15,933               15,933
     Trailers                                      14,567               14,547
     Rail equipment                                10,054               10,053
     Modular buildings                                153                4,696
                                                   62,919               67,441
   Less accumulated depreciation                  (23,867 )            (21,494 )
     Net equipment                             $   39,052          $    45,947

As of June 30, 1997, all of the equipment was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for two commuter aircraft and a railcar. As of December 31, 1996, all of the equipment was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for five railcars. The net book value of the equipment off lease was $4.7 million and $0.1 million as of June 30, 1997 and December 31, 1996, respectively.

During the six months ended June 30, 1996, the Partnership disposed of or sold modular buildings and trailers with an aggregate net book value of $0.3 million for $0.3 million.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997

6.  Equipment (continued)

During the six months ended June 30, 1997, the Partnership disposed of or sold trailers and modular buildings with a net book value of $2.5 million for $4.3 million.

7.   Debt

As of June 30, 1997, the Partnership had repaid its $2.0 million borrowing under the short-term joint $50.0 million credit facility that had been outstanding as of December 31, 1996. Among the eligible borrowers, American Finance Group, Inc., a wholly-owned subsidiary of PLM International, Inc., had $7.1 million in outstanding borrowings. Neither the Partnership, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, Professional Lease Management Income Fund I, L.L.C., nor TEC Acquisub, Inc. had any outstanding borrowings.

8.   Contingencies

PLM International, Inc. and various of its affiliates are named as defendants in a lawsuit filed as a class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). On February 3, 1997, the state court filed an order conditionally certifying the class pursuant to the provisions of Rule 23 of the Alabama Rules of Civil Procedure (ARCP), as requested by plaintiffs in an ex parte motion filed on January 22, 1997. Defendants were not given notice of the motion, nor were they given an opportunity to be heard regarding the issue of conditional class certification. The order specifies that the class shall consist of (with certain narrow exceptions) all purchasers of limited partnership units in the Partnership, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, and PLM Equipment Growth Fund VI. In issuing the order, the court emphasized that the certification is conditional in accordance with Rule 23(d) of the ARCP, and that the plaintiffs will bear the burden of proving each requisite element of Rule 23 at the time of the evidentiary hearing on the issue of class certification. To date, no such hearing date has been set. The defendants filed a notice of removal of the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) on March 6, 1997, arguing that the parties are fully diverse for the purposes of diversity jurisdiction pursuant to 28 U.S.C. Section 1441. The plaintiffs filed a motion to remand the Koch action to the state court and defendants have responded to this motion. The federal court has not yet ruled on this motion, and defendants do not need to respond to the complaint until after such motion is decided. PLM International, Inc. believes that the allegations of the Koch action are completely without merit and intends to defend this matter vigorously.

On June 5, 1997, PLM International, Inc. and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The named plaintiff has alleged the same facts and the same nine causes of action as is in the Koch action (as described in the Partnership's Form 10-K for the year ended December 31, 1996), plus five additional causes of action against all of the defendants, as follows: violations of California Business and Professions Code Sections 17200, et seq. for alleged unfair and deceptive practices, a claim for constructive fraud, a claim for unjust enrichment, a claim for violations of California Corporations Code Section 1507, and a claim for treble damages under California Civil Code
Section 3345. The plaintiff is an investor in the PLM Equipment Growth Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in certain California limited partnerships sponsored by PLM Securities, for which PLM Financial Services, Inc. acts as the general partner, including the Partnership, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V and PLM Equipment Growth Fund VI.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997

8.  Contingencies (continued)

PLM International, Inc. and the other defendants removed the Romei action to the United States District Court for the Northern District of California (Case No. C-97-2450 SC) on June 30, 1997, based on the federal court's diversity jurisdiction. The defendants then filed a motion to compel arbitration of the plaintiffs' claims, based on an agreement to arbitrate contained in the PLM Equipment Growth Fund V limited partnership agreement, to which plaintiff is a party. A hearing on this motion to compel arbitration has been scheduled for August 22, 1997, although the district court may decide the motion without such argument. PLM International, Inc. believes that the allegations of the Romei action are completely without merit and intends to defend this matter vigorously.



















                     (this space intentionally left blank)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended June 30, 1997 and 1996

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, marine equipment operation, and asset-specific insurance expenses) on owned equipment increased during the second quarter of 1997 when compared to the same quarter of 1996. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):

                                                                            For the Three Months
                                                                               Ended June 30,
                                                                            1997             1996
   Marine vessels                                                        $    902          $   895
   Trailers                                                                   746              560
   Aircraft                                                                   501              538
   Rail equipment                                                             492              488
   Modular buildings                                                          256              131

Marine vessels: Marine vessel lease revenues and direct expenses were $1.0 million and $0.1 million, respectively, for the three months ended June 30, 1997 and 1996. The small increase in marine vessel contribution was due to lower estimated drydock repairs during 1997 when compared to 1996.

Trailers: Trailer lease revenues and direct expenses were $0.9 million and $0.1 million, respectively, for the three months ended June 30, 1997, compared to $0.7 million and $0.1 million, respectively, during the same period of 1996. The increase in trailer contribution was due to the purchase of additional equipment during 1996.

Aircraft: Aircraft lease revenues and direct expenses were $0.5 million and $5,000, respectively, for the three months ended June 30, 1997, compared to $0.5 million and $8,000, respectively, during the same period of 1996. The decrease in aircraft contribution was due to the off-lease status of two commuter aircraft that were on lease during the same period of 1996, which was offset in part by the purchase of a commercial aircraft during the third quarter of 1996.

Rail equipment: Rail equipment lease revenues and direct expenses were $0.7 million and $0.2 million, respectively, for the three months ended June 30, 1997, compared to $0.6 million and $0.1 million, respectively, during the same period of 1996. The increase in railcar contribution was due to the purchase of additional equipment during 1996, which was offset in part by higher repair costs during 1997.

Modular buildings: Modular building lease revenues and direct expenses were $0.3 million and $11,000, respectively, for the three months ended June 30, 1997, compared to $0.2 million and $38,000, respectively, during the same quarter of 1996. The primary reason for the increase in lease revenues was because of a higher net lease rate earned on the leased equipment when compared to the same period of 1996, which was offset in part by the sale of the majority of this equipment during the second quarter of 1997.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses were $2.9 million for the quarter ended June 30, 1997 and 1996. Although indirect expenses remained relatively the same for both periods, significant variances are explained as follows:

     (1) A $0.2 million increase in depreciation and amortization expenses from 1996 levels reflects the purchase of a commercial aircraft, trailers, and railcars during 1996, which was offset in part by the double-declining balance method of depreciation.

     (2) A $0.1 million increase in management fees was due to an increase in lease revenues earned during 1997 when compared to the same period of 1996.

     (3) A $0.3 million decrease in the allowance for bad debts was due to the collection of unpaid invoices that had previously been reserved for bad debt.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the second quarter of 1997 totaled $1.8 million, and resulted from the sale of trailers and modular buildings with an aggregate net book value of $2.5 million for $4.3 million. Net gain on disposition of equipment for the second quarter 1996 totaled $7,000, and resulted from the sale of trailers with a net book value of $21,000 for proceeds of $28,000.

(D)  Interest and Other Income

Interest and other income decreased $0.1 million during the second quarter of 1997, due primarily to lower cash balances available for investment throughout most of the quarter when compared to the same period of 1996.

(E)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands):

                                                                            For the Three Months
                                                                               Ended June 30,
                                                                            1997             1996

   Aircraft, rotable components, and aircraft engines                    $    432         $   (104 )
   Marine vessels                                                             (53 )            (72 )
   Mobile offshore drilling unit                                              (40 )              -

Aircraft, rotable components, and aircraft engines: During the second quarter of 1997, lease revenues of $2.1 million were offset by depreciation and administrative expenses of $1.6 million. During the same period of 1996, lease revenues of $2.1 million were offset by depreciation and administrative expenses of $2.2 million. Revenues remained relatively the same for both periods, while the decline in expenses of $0.6 million was due primarily to the double-declining balance method of depreciation.

Marine vessels: During the first quarter of 1997, lease revenues of $0.9 million were offset by depreciation and administrative expenses of $1.0 million. During the same period of 1996, lease revenues of $1.2 million were offset by depreciation and administrative expenses of $1.3 million. The primary reason lease revenues decreased was due to lower day rates earned while on lease; lower earnings were offset in part by a decrease in expenses of $0.1 million due to the double-declining balance method of depreciation and lower marine operating expenses.

Mobile offshore drilling unit: As of June 30, 1997, the Partnership owned an interest in a mobile offshore drilling unit that was purchased during the fourth quarter of 1996. Revenues of $91,000 were offset by depreciation and administrative expenses of $131,000.

(F)  Net Income (Loss)

As a result of the foregoing, the Partnership's net income for the period ended June 30, 1997 was $2.2 million, compared to a net loss of $0.4 million during the same period of 1996. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the second quarter of 1997 is not necessarily indicative of future periods. In the second quarter of 1997, the Partnership distributed $2.4 million to the limited partners, or $0.45 per weighted-average depositary unit.

Comparison of the Partnership's Operating Results for the Six Months Ended June 30, 1997 and 1996

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, marine equipment operation, and asset-specific insurance expenses) on owned equipment increased during the six months ended June 30, 1997 when compared to the same period of 1996. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):

                                                                             For the Six Months
                                                                               Ended June 30,
                                                                            1997             1996

   Marine vessels                                                        $  1,801         $  1,795
   Trailers                                                                 1,468            1,061
   Rail equipment                                                           1,103              992
   Aircraft                                                                 1,002            1,092
   Modular buildings                                                          408              455

Marine vessels: Marine vessel lease revenues and direct expenses were $1.9 million and $0.1 million, respectively, for the six months ended June 30, 1997 and 1996. The small increase in marine vessel contribution was due to lower estimated drydock repairs during 1997 when compared to 1996.

Trailers: Trailer lease revenues and direct expenses were $1.7 million and $0.2 million, respectively, for the six months ended June 30, 1997, compared to $1.2 million and $0.1 million, respectively, during the same period of 1996. The increase in trailer contribution was due to the purchase of additional equipment during 1996.

Rail equipment: Rail equipment lease revenues and direct expenses were $1.4 million and $0.3 million, respectively, for the six months ended June 30, 1997, compared to $1.3 million and $0.3 million, respectively, during the same period of 1996. The increase in railcar contribution was due to the purchase of additional equipment during 1996.

Aircraft: Aircraft lease revenues and direct expenses were $1.0 million and $9,000, respectively, for the six months ended June 30, 1997, compared to $1.1 million and $18,000, respectively, during the same period of 1996. The decrease in aircraft contribution was due to the off-lease status of two commuter aircraft that were on lease during the same period of 1996, which was offset in part by the purchase of a commercial aircraft during the third quarter of 1996.

Modular buildings: Modular building lease revenues and direct expenses were $0.4 million and $12,000, respectively, for the six months ended June 30, 1997, compared to $0.5 million and $50,000, respectively, during the same quarter of 1996. The primary reason for the decrease in lease revenues was because of an overall lower net lease rate earned on the leased equipment, when compared to the same period of 1996, and the sale of the majority of this equipment during the second quarter of 1997.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $6.3 million for the quarter ended June 30, 1997 increased from $5.9 million for the same period of 1996. The significant variances are explained as follows:

     (1) A $0.5 million increase in depreciation and amortization expenses from 1996 levels reflects the purchase of a commercial aircraft, trailers, and railcars during 1996, which was offset in part by the double-declining balance method of depreciation.

     (2) A $0.1 million increase in management fees was due to higher lease revenues during 1997 when compared to the same period of 1996.

     (3) A $0.1 million decrease in administrative expenses was due to costs associated with the transportation and inspection of certain equipment during 1996, which was not required during 1997.

     (4) A $0.1 million decrease in the allowance for bad debts was due to the collection of unpaid invoices that had previously been reserved for bad debt.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the six months ended June 30, 1997 totaled $1.8 million, and resulted from the sale of trailers and modular buildings with an aggregate net book value of $2.5 million for $4.3 million. Net gain on disposition of equipment for the six months ended June 30, 1996 totaled $23,000, and resulted from the sale of modular buildings and trailers with an aggregate net book value of $0.3 million for proceeds of $0.3 million

(D)  Interest and Other Income

Interest and other income decreased $0.2 million during the six months ended June 30, 1997, due primarily to lower cash balances available for investment throughout most of the period when compared to the same period of 1996.

(E)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands):

                                                                             For the Six Months
                                                                               Ended June 30,
                                                                            1997             1996

   Aircraft, rotable components, and aircraft engines                    $    868         $   (213 )
   Marine vessels                                                            (306 )             51
   Mobile offshore drilling unit                                              (44 )              -

Aircraft, rotable components, and aircraft engines: During the six months ended June 30, 1997, revenues of $4.1 million were offset by depreciation and administrative expenses of $3.2 million. During the same period of 1996, lease revenues of $3.8 million were offset by depreciation and administrative expenses of $4.0 million. Revenues increased during 1997 by $0.3 million because the interest in a trust owning aircraft was purchased late in the first quarter of 1996. This equipment was on lease for the full six months of 1997, compared to only three months during the same period of 1996. The decline in expenses of $0.8 million was due to the double-declining balance method of depreciation.

Marine vessels: During the six months ended June 30, 1997, revenues of $1.8 million were offset by depreciation and administrative expenses of $2.1 million. During the same period of 1996, revenues of $2.4 million were offset by depreciation and administrative expenses of $2.3 million. The primary reason revenues decreased was because of the lower day rates earned while on lease. The decline in expenses of $0.2 million was due to the double-declining balance method of depreciation.

Mobile offshore drilling unit: As of June 30, 1997, the Partnership owned an interest in a mobile offshore drilling unit that was purchased during the fourth quarter of 1996. Revenues of $0.2 million were offset by depreciation and administrative expenses of $0.2 million.

(F)  Net Income (Loss)

As a result of the foregoing, the Partnership's net income for the period ended June 30, 1997 was $1.9 million, compared to a net loss of $0.4 million during the same period of 1996. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the six months ended June 30, 1997 is not necessarily indicative of future periods. In the six months ended June 30, 1997, the Partnership distributed $4.8 million to the limited partners, or $0.90 per weighted-average depositary unit.

(II)  FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the six months ended June 30, 1997, the Partnership generated sufficient operating cash (net cash provided by operating activities, plus distributions from unconsolidated special-purpose entities) to meet its operating obligations and maintain the current level of distributions (total for six months ended June 30, 1997 of approximately $5.1 million) to the partners. During the six months ended June 30, 1997, the General Partner sold equipment for $4.3 million.

The General Partner had entered into a short-term joint $50.0 million credit facility, and as of August 12, 1997, the Partnership had no borrowings with the credit facility. PLM Equipment Growth Fund VI had $10.0 million; American Finance Group, Inc., a wholly-owned subsidiary of PLM International, Inc., had $13.9 million; and TEC Acquisub, Inc. had $7.2 million in outstanding borrowings. Neither the Partnership, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, nor Professional Lease Management Income Fund I, L.L.C. had any outstanding borrowings.

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

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of some of these factors, or of their occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continuously monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may make an evaluation to reduce the Partnership's exposure to those equipment markets in which it determines it cannot operate equipment and achieve acceptable rates of return. Alternatively, the General Partner may make a determination to enter equipment markets in which it perceives opportunities to profit from supply/demand instabilities or other market imperfections.

The  Partnership  intends to use  excess  cash flow,  if any,  after  payment of expenses, loan principal, and cash distributions, to acquire additional equipment during the first seven years of Partnership operations. The General Partner believes that these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.

(IV)  FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, this Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership's plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Partnership's actual results could differ materially from those discussed here.

                          PART II -- OTHER INFORMATION


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



                                       PLM EQUIPMENT GROWTH & INCOME FUND VII
                                       By:      PLM Financial Services, Inc.
                                                General Partner


Date:  August 12, 1997                 By:      /s/ Richard Brock
                                                --------------------------
                                                Richard Brock
                                                Vice President and
                                                Corporate Controller