Form 10-Q
period 1997-09-30
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 1997-11-12
CIK 895234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the fiscal quarter ended September 30, 1997


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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                           September 30,       December 31,
                                                                             1997                 1996
                                                                         -----------------------------------
   Assets:

   Equipment held for operating lease, at cost                           $    62,849          $    67,441
   Less accumulated depreciation                                             (25,951 )            (21,494 )
                                                                         -----------------------------------
       Net equipment                                                          36,898               45,947

   Cash and cash equivalents                                                  10,338                2,468
   Restricted cash                                                               189                  158
   Investments in unconsolidated special-purpose entities                     32,022               37,141
   Accounts receivable, net of allowance for doubtful accounts
         of $522 in 1997 and $330 in 1996                                        776                1,214
   Prepaid expenses and other assets                                               3                   58
   Deferred charges, net of accumulated amortization
         of $247 in 1997 and $493 in 1996                                        287                  412
                                                                         -----------------------------------

   Total assets                                                          $    80,513          $    87,398
                                                                         ===================================

   Liabilities and partners' capital:

   Liabilities:
   Accounts payable and accrued expenses                                 $       680          $       296
   Due to affiliates                                                             948                  605
   Lessee deposits and reserve for repairs                                     1,850                1,360
   Short-term note payable                                                         -                2,000
   Note payable                                                               23,000               23,000
                                                                         -----------------------------------
       Total liabilities                                                      26,478               27,261

   Partners' capital:
   Limited partners (5,370,297 depositary units as of
         September 30, 1997 and as of December 31, 1996)                      54,035               60,137
   General Partner                                                                 -                    -
                                                                         -----------------------------------
       Total partners' capital                                                54,035               60,137
                                                                         -----------------------------------

   Total liabilities and partners' capital                               $    80,513          $    87,398
                                                                         ===================================













                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)


                                                       For the Three Months               For the Nine Months
                                                       Ended September 30,                Ended September 30,
                                                         1997         1996               1997            1996
                                                    --------------------------------------------------------------

   Revenues:

   Lease revenue                                    $   2,958      $   3,135          $  9,413        $  9,144
   Interest and other income                              121             68               226             366
   Net gain on disposition of equipment                     2              2             1,802              25
                                                    --------------------------------------------------------------
       Total revenues                                   3,081          3,205            11,441           9,535
                                                    --------------------------------------------------------------

   Expenses:

   Depreciation and amortization                        2,143          2,296             6,701           6,358
   Marine equipment operating expense                      15             36                43              92
   Repairs and maintenance                                365            422               992             964
   Interest expense                                       418            427             1,273           1,263
   Insurance expense                                       28             23                65              55
   Management fees to affiliate                           163            230               524             447
   General and administrative expenses
         to affiliates                                    207             30               510             233
   Other general and administrative expenses               98            245               262             649
   Provision for (recovery of) bad debts                  171           (120 )             226              93
                                                    --------------------------------------------------------------
                                                    --------------------------------------------------------------
       Total expenses                                   3,608          3,589            10,596          10,154
                                                    --------------------------------------------------------------

   Equity in net income (loss) of unconsol-
         idated special-purpose entities                  168           (645 )             686            (807 )
                                                    --------------------------------------------------------------

   Net income (loss)                                $    (359 )    $  (1,029 )        $  1,531        $ (1,426 )
                                                    ==============================================================

   Partners' share of net income (loss):

   Limited partners                                 $    (486 )    $  (1,156 )        $  1,149        $ (1,807 )
   General Partner                                        127            127               382             381
                                                    --------------------------------------------------------------

   Total                                            $    (359 )    $  (1,029 )        $  1,531        $ (1,426 )
                                                    ==============================================================

   Net income (loss) per weighted-average
         depositary unit (5,370,297 units as of
         September 30, 1997 and 1996)               $   (0.09 )    $   (0.22 )        $   0.21        $  (0.34 )
                                                    ==============================================================

   Cash distributions                               $   2,544      $   2,545          $  7,633        $  7,632
                                                    ==============================================================
   Cash distributions per weighted-average
         depositary unit                            $    0.45      $    0.45          $   1.35        $   1.35
                                                    ==============================================================






                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            ( A Limited Partnership)
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
             the period from December 31, 1995 to September 30, 1997
                            (in thousands of dollars)


                                                             Limited              General
                                                             Partners             Partner               Total
                                                           -------------------------------------------------------

   Partners' capital as of December 31, 1995               $    73,291           $     -             $   73,291

   Net income (loss)                                            (3,485 )             509                 (2,976 )

   Cash distributions                                           (9,669 )            (509 )              (10,178 )
                                                           -------------------------------------------------------

   Partners' capital as of December 31, 1996                    60,137                 -                 60,137

   Net income                                                    1,149               382                  1,531

   Cash distributions                                           (7,251 )            (382 )               (7,633 )
                                                           -------------------------------------------------------

   Partners' capital as of September 30, 1997              $    54,035           $     -             $   54,035
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

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                    For the Nine Months
                                                                                    Ended September 30,
                                                                                   1997          1996
                                                                               ------------------------------

  Operating activities:

  Net income (loss)                                                             $   1,531     $   (1,426 )
  Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
    Net gain on disposition of equipment                                           (1,802 )          (25 )
    Equity in net (income) loss from unconsolidated
          special-purpose entities                                                   (686 )          807
    Depreciation and amortization                                                   6,701          6,358
    Changes in operating assets and liabilities:
      Restricted cash                                                                 (31 )          212
      Accounts receivable                                                             393           (234 )
      Prepaid expenses                                                                 55             18
      Accounts payable and accrued expenses                                           384            282
      Due to affiliates                                                               343            (10 )
      Lessee deposits and reserve for repairs                                         490           (259 )
                                                                                -----------------------------
          Net cash provided by operating activities                                 7,378          5,723
                                                                                -----------------------------

  Investing activities:

  Payments for purchase of equipment and capitalized repairs                          (91 )       (8,998 )
  Payments for equipment acquisition deposits                                           -            (19 )
  Investment in and equipment purchased and placed in
          unconsolidated special-purpose entities                                       -         (5,838 )
  Distributions from unconsolidated special purpose entities                        5,805          6,673
  Payments of acquisition fees to affiliate                                             -           (402 )
  Payments of lease negotiation fees to affiliate                                       -            (90 )
  Proceeds from disposition of equipment                                            4,411            436
                                                                                -----------------------------
          Net cash provided by (used in) investing activities                      10,125         (8,238 )
                                                                                -----------------------------

  Financing activities:

  Payments of short-term note payable                                              (2,000 )            -
  Cash distributions paid to limited partners                                      (7,251 )       (7,251 )
  Cash distributions paid to General Partner                                         (382 )         (381 )
  Payments of debt issuance costs                                                       -            (25 )
                                                                                -----------------------------
          Net cash used in financing activities                                    (9,633 )       (7,657 )
                                                                                -----------------------------

  Net increase (decrease) in cash and cash equivalents                              7,870        (10,172 )
  Cash and cash equivalents at beginning of year                                    2,468         11,965
                                                                                -----------------------------
  Cash and cash equivalents at end of year                                      $  10,338     $    1,793
                                                                                =============================

  Supplemental information:

  Interest paid                                                                 $     864     $      938
                                                                                =============================
  Supplemental disclosure of noncash investing and financing activities:
    Sale proceeds included in accounts receivable                               $       5     $      118
                                                                                =============================


                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997

1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth & Income Fund VII (the Partnership) as of September 30, 1997 and December 31, 1996, the statements of operations for the three and nine months ended September 30, 1997 and 1996, the statements of changes in partners' capital for the period December 31, 1995 to September 30, 1997, and the statements of cash flows for the nine months ended September 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Reclassifications

Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3.   Cash Distributions

Cash distributions are recorded when paid and totaled $2.5 million and $7.6 million for the three and nine months ended September 30, 1997, respectively. Cash distributions to limited partners in excess of net income are considered to represent a return of capital. Cash distributions to the limited partners of $6.1 million for the nine months ended September 30, 1997 were deemed to be a return of capital. All cash distributions paid to the limited partners for the nine months ended September 30, 1996 were deemed to be a return of capital. Cash distributions related to the results from the third quarter of 1997, of $1.2 million, were paid or are payable during October and November 1997, depending on whether the individual limited partner elected to receive a monthly or quarterly distribution check.

4.   Investments in Unconsolidated Special-Purpose Entities

The net investments in unconsolidated special-purpose entities (USPEs) include the following jointly-owned equipment (and related assets and liabilities) (in thousands):


                                                                                     September 30,      December 31,
                                                                                         1997             1996
                                                                                    --------------------------------

     33% interest in two trusts that own three 737-200A commercial aircraft,
               two aircraft engines, and a portfolio of aircraft rotables           $    7,636        $    9,126
     80% interest in an entity owning a bulk carrier marine vessel                       6,678             7,362
     24% in a trust owning a 767-200ER commercial aircraft                               5,062             5,798
     33% interest in a trust that owns six 737-200A commercial aircraft                  4,582             5,407
     25% interest in a trust that owns four 737-200A commercial aircraft                 3,621             4,206
     44% interest in an entity owning a bulk carrier marine vessel                       2,683             3,142
     10% interest in an equity owning a mobile offshore drilling unit                    1,760             2,100
                                                                                    -----------       -----------
         Net investments                                                            $   32,022        $   37,141
                                                                                    ===========       ===========






                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997

5.   Equipment

The components of owned equipment are as follows (in thousands):


                                                September 30,      December 31,
                                                   1997                1996
                                               ----------------------------------

   Equipment held for operating lease:
     Marine vessels                            $   22,212          $    22,212
     Aircraft                                      15,933               15,933
     Trailers                                      14,495               14,547
     Rail equipment                                10,056               10,053
     Modular buildings                                153                4,696
                                               -----------         ------------
                                                   62,849               67,441
   Less accumulated depreciation                  (25,951 )            (21,494 )
                                               -----------         ------------
       Net equipment                           $   36,898          $    45,947
                                               ===========         ============


As of September 30, 1997, all of the equipment was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for two commuter aircraft and five railcars. As of December 31, 1996, all of the equipment was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for five railcars. The net book value of the equipment off lease was $4.5 million and $0.1 million as of September 30, 1997 and December 31, 1996, respectively.

During the nine months ended September 30, 1997, the Partnership disposed of or sold trailers and modular buildings with a net book value of $2.5 million for $4.3 million.

During the nine months ended September 30, 1996, the Partnership disposed of or sold modular buildings and trailers with an aggregate net book value of $0.3 million for $0.3 million.

6.   Transactions with General Partner and Affiliates

Partnership management fees payable to an affiliate of the General Partner were $0.1 million as of September 30, 1997 and December 31, 1996. The Partnership's proportional share of USPE-affiliate management fees of $155,000 and $55,000 were payable as of September 30, 1997 and December 31, 1996, respectively.

The Partnership's proportional share of the affiliated expenses incurred by the USPEs during 1997 and 1996 are listed in the following table (in thousands):


                                                       For the Three Months               For the Nine Months
                                                       Ended September 30,                Ended September 30,
                                                         1997         1996               1997            1996
                                                    --------------------------------------------------------------

   Management fees                                  $     127      $      90          $    374        $    411
   Insurance expense                                       35             51               141             196
   Data processing and administrative                      34             66               101             102
        expenses


Transportation Equipment Indemnity Company, Ltd. (TEI) provides marine insurance coverage for Partnership equipment and other insurance brokerage services. TEI is an affiliate of the General Partner.

The Partnership's proportional share of lease negotiation and equipment acquisition fees paid by USPEs to PLM Worldwide Management Services (WMS) during the nine months ended September 30, 1996 was $0.3 million. No similar fees were paid during the same period of 1997. WMS is a wholly-owned

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997

6.   Transactions with General Partner and Affiliates (continued)

subsidiary of PLM International, Inc.

The balance due to affiliates as of September 30, 1997 includes $0.1 million due to FSI and its affiliates for management fees and $0.8 million due to an affiliated USPE. The balance due to affiliates as of December 31, 1996 includes $0.1 million due to FSI and its affiliates for management fees and $0.5 million due to an affiliated USPE.

7.   Debt

The General Partner entered into a short-term, joint $50.0 million credit facility. As of September 30, 1997, the Partnership had repaid its $2.0 million borrowing under the short-term joint $50.0 million credit facility that had been outstanding as of December 31, 1996. Among the eligible borrowers, PLM Equipment Growth Fund V had borrowings of $9.1 million and PLM Equipment Growth Fund VI had borrowings of $10.0 million as of September 30, 1997.

8.   Contingencies

As more fully described by the Partnership in its Form 10-K for the year ended December 31,1996, PLM International, Inc. (PLMI) and various of its affiliates are named as defendants in a lawsuit filed as a class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). On March 6, 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C), following which plaintiffs filed a motion to remand the action to the state court. On September 24, 1997, the district court denied plaintiffs' motion and dismissed without prejudice the individual claims of the California class representative, reasoning that he had been fraudulently joined as a plaintiff. On October 3, 1997, plaintiffs filed a motion requesting that the district court reconsider its ruling or, in the alternative, that the court modify its order dismissing the California plaintiff's claims so that it is a final appealable order, as well as certify for an immediate appeal to the Eleventh Circuit Court of Appeals that part of its order denying plaintiffs' motion to remand. On October 7, 1997, the district court denied each of these motions. On October 10, 1997, defendants filed a motion to compel arbitration of plaintiffs' claims and to stay further proceedings pending the outcome of such arbitration. PLMI believes that the allegations of the Koch action are completely without merit and intends to defend this matter vigorously.

On June 5, 1997, PLMI and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The named plaintiff has alleged the same facts and the same nine causes of action as is in the Koch action (as described in the Partnership's Form 10-K for the year ended December 31, 1996), plus five additional causes of action against all of the defendants, as follows: violations of California Business and Professions Code Sections 17200, et seq. for alleged unfair and deceptive practices, a claim for constructive fraud, a claim for unjust enrichment, a claim for violations of California Corporations Code Section 1507, and a claim for treble damages under California Civil Code Section 3345. The plaintiff is an investor in PLM Equipment Growth Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in certain California limited partnerships sponsored by PLM Securities, for which FSI acts as the general partner, including the Partnership, PLM Equipment Growth Funds IV, V, and VI.

PLMI and the other defendants removed the Romei action to the United States District Court for the Northern District of California (Case No. C-97-2450 SC) on June 30, 1997, based on the federal court's diversity jurisdiction. The defendants then filed a motion to compel arbitration of the plaintiffs' claims, based on an agreement to arbitrate contained in the PLM Equipment Growth Fund V limited partnership agreement, to which plaintiff is a party. Pursuant to an agreement with plaintiff, PLMI and the other defendants withdrew their petition for removal of the Romei action and their motion to compel arbitration,

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997

8.  Contingencies (continued)

and on July 31, 1997, filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In connection with this agreement, plaintiff agreed to a stay of the state court action pending the district court's decision on the petition to compel arbitration. On October 7, 1997, the district court denied PLMI's petition to compel and indicated that a memorandum decision would follow. On October 22, 1997, the district court filed its memorandum decision and order, explaining the reason for its denial of PLMI's petition to compel. The district court reasoned that the plaintiff's claims are grounded in securities law, and therefore, excluded from arbitration under the terms of the Partnership agreement. On August 22, 1997, the plaintiff filed an amended complaint with the state court alleging two new causes of action for violations of the California Securities Law of 1968 (California Corporations Code Sections 25400 and 25500) and for violation of California Civil Code Section 1709 and 1710. PLMI will soon be required to respond to the amended complaint, and a status conference has been set for December 5, 1997. PLMI believes that the allegations of the amended complaint in the Romei action are completely without merit and intends to defend this matter vigorously.

9.  Subsequent Event

During October 1997 the Partnership purchased 248 trailers for $3.8 million, including $0.2 million in acquisition and lease negotiation fees paid to FSI.

During October 1997, the short-term credit facility was amended and restated to decrease the available borrowings for American Finance Group, Inc. (AFG), a subsidiary of PLMI, to $35.0 million and to extend the termination date of the credit facility to December 2, 1997. The General Partner believes it will be able to extend the credit facility prior to its expiration on similar terms and increase the amount of available borrowings for AFG to $50.0 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended September 30, 1997 and 1996

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, marine equipment operation, and asset-specific insurance expenses) on owned equipment decreased during the third quarter of 1997 when compared to the same quarter of 1996. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):

                                                                            For the Three Months
                                                                             Ended September 30,
                                                                            1997             1996
                                                                         ----------------------------

   Trailers                                                              $    815        $     591
   Marine vessels                                                             739              891
   Aircraft                                                                   501              578
   Rail equipment                                                             486              524
   Modular buildings                                                           16               87


Trailers: Trailer lease revenues and direct expenses were $0.9 million and $0.1 million, respectively, for the three months ended September 30, 1997, compared to $0.8 million and $0.2 million, respectively, during the same period of 1996. The increase in trailer contribution was due to the purchase of additional equipment during 1996 and lower repairs required on the existing fleet when compared to the same period of 1996.

Marine vessels: Marine vessel lease revenues and direct expenses were $0.8 million and $0.1 million, respectively, for the three months ended September 30, 1997, compared to $1.0 million and $0.1 million, respectively, during the same period of 1996. The decrease in marine vessel contribution was due to a lower lease rate earned on one marine vessel during the third quarter of 1997 when compared to the same period of 1996.

Aircraft: Aircraft lease revenues and direct expenses were $0.5 million and $5,000, respectively, for the three months ended September 30, 1997, compared to $0.6 million and $7,000, respectively, during the same period of 1996. The decrease in aircraft contribution was due to the off-lease status of two commuter aircraft that were on lease during the same period of 1996.

Rail equipment: Rail equipment lease revenues and direct expenses were $0.7 million and $0.2 million, respectively, for the three months ended September 30, 1997 and 1996. The railcar fleet remained relatively the same for both periods. The decrease in railcar contribution during 1997 was due to an increase in repairs required during 1997 when compared to 1996.

Modular buildings: Modular building lease revenues and direct expenses were $16,000 and $0, respectively, for the three months ended September 30, 1997, compared to $0.1 million and $28,000, respectively, during the same quarter of 1996. The primary reason for the decrease in lease revenues and direct expenses was due to the sale of the majority of this equipment during the second quarter of 1997.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses were $3.2 million for the quarter ended September 30, 1997, increased from $3.1 million for the same period in 1996. Indirect expenses increased $0.1 million during the third quarter of 1997 when compared to the same period of 1996. Significant variances are explained as follows:

     (1) A $0.3 million increase in the allowance for bad debts, when compared to the same period of 1996, was due to the collection of unpaid invoices that had previously been reserved for bad debt in 1996 and to an increase in uncollectible amounts due from certain lessees during 1997.

     (2) A $0.2 million increase in depreciation and amortization expenses from 1996 levels reflects the purchase of a commercial aircraft, trailers, and railcars during 1996, which was offset in part by the double-declining balance method of depreciation.

     (3) A $0.1 million decrease in management fees was due to lower lease revenues earned during 1997.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the third quarter of 1997 totaled $2,000, and resulted from the sale of trailers with an aggregate net book value of $29,000 for proceeds of $31,000. Net gain on disposition of equipment for the third quarter of 1996 totaled $2,000, and resulted from the sale of trailers with a net book value of $37,000 for proceeds of $39,000.

(D)  Interest and Other Income

Interest and other income increased $0.1 million during the third quarter of 1997, due primarily to higher average cash balances available for investment throughout most of the quarter when compared to the same period of 1996.

(E)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands):

                                                                            For the Three Months
                                                                             Ended September 30,
                                                                            1997             1996
                                                                         ----------------------------

   Aircraft, rotable components, and aircraft engines                    $    302        $    (150 )
   Marine vessels                                                            (133 )           (495 )
   Mobile offshore drilling unit                                               (1 )              -


Aircraft, rotable components, and aircraft engines: During the third quarter of 1997, lease revenues of $1.9 million were offset by depreciation and administrative expenses of $1.6 million. During the same period of 1996, lease revenues of $2.0 million were offset by depreciation and administrative expenses of $2.2 million. Revenues decreased $0.1 million due to a lower lease rate earned during the fourth quarter of 1997 when compared to the same period of 1996. The decline in direct expenses of $0.4 million was due primarily to the double-declining balance method of depreciation.

Marine vessels: During the third quarter of 1997, lease revenues of $0.9 million were offset by depreciation and administrative expenses of $1.1 million. During the same period of 1996, lease revenues of $0.6 million were offset by depreciation and administrative expenses of $1.1 million. The primary reason lease revenues increased was due to higher day rates earned while on lease. Although expenses remained relatively the same for both periods, a decrease in depreciation expense, due primarily to the double-declining balance method of depreciation, was offset by an increase in marine operating expenses.

Mobile offshore drilling unit: As of September 30, 1997, the Partnership owned an interest in a mobile offshore drilling unit that was purchased during the fourth quarter of 1996. Revenues of $0.1 million were offset by depreciation and administrative expenses of $0.1 million.

(F)  Net Loss

As a result of the foregoing, the Partnership's net loss for the period ended September 30, 1997 was $0.4 million, compared to a net loss of $1.0 million during the same period of 1996. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the third quarter of 1997 is not necessarily indicative of future periods. In the third quarter of 1997, the Partnership distributed $2.4 million to the limited partners, or $0.45 per weighted-average depositary unit.

Comparison of the Partnership's Operating Results for the Nine Months Ended September 30, 1997 and 1996

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, marine equipment operation, and asset-specific insurance expenses) on owned equipment increased during the nine months ended September 30, 1997 when compared to the same period of 1996. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):

                                                                             For the Nine Months
                                                                             Ended September 30,
                                                                            1997             1996
                                                                         ----------------------------

   Marine vessels                                                        $  2,539        $   2,686
   Trailers                                                                 2,283            1,653
   Rail equipment                                                           1,589            1,516
   Aircraft                                                                 1,502            1,670
   Modular buildings                                                          424              543


Marine vessels: Marine vessel lease revenues and direct expenses were $2.7 million and $0.2 million, respectively, for the nine months ended September 30, 1997, compared to $2.9 million and $0.2 million, respectively, during the same period of 1996. The decrease in marine vessel contribution was due to a lower lease rate earned on one marine vessel during 1997 when compared to 1996.

Trailers: Trailer lease revenues and direct expenses were $2.7 million and $0.4 million, respectively, for the nine months ended September 30, 1997, compared to $2.0 million and $0.3 million, respectively, during the same period of 1996. The increase in trailer contribution was due to the purchase of additional equipment during 1996.

Rail equipment: Rail equipment lease revenues and direct expenses were $2.1 million and $0.5 million, respectively, for the nine months ended September 30, 1997, compared to $2.0 million and $0.4 million, respectively, during the same period of 1996. The increase in railcar contribution was due to the purchase of additional equipment during 1996.

Aircraft: Aircraft lease revenues and direct expenses were $1.5 million and $13,000, respectively, for the nine months ended September 30, 1997, compared to $1.7 million and $25,000, respectively, during the same period of 1996. The decrease in aircraft contribution was due to the off-lease status of two commuter aircraft that were on lease during the same period of 1996, which was offset in part by the revenues earned on a commercial aircraft that was purchased during the third quarter of 1996.

Modular buildings: Modular building lease revenues and direct expenses were $0.4 million and $12,000, respectively, for the nine months ended September 30, 1997, compared to $0.6 million and $78,000, respectively, during the same period of 1996. The primary reason for the decrease in modular building contribution is due to the sale of the majority of this equipment during the second quarter of 1997.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $9.5 million for the nine months ended September 30, 1997 increased from $9.0 million for the same period of 1996. The significant variances are explained as follows:

     (1) A $0.3 million increase in depreciation and amortization expenses from 1996 levels reflects the purchase of a commercial aircraft, trailers, and railcars during 1996, which was offset in part by the double-declining balance method of depreciation.

     (2) A $0.1 million increase in management fees was due to higher lease revenues during 1997 when compared to the same period of 1996.

     (3) A $0.1 million increase in the allowance for bad debts was due to an increase in uncollectable amounts due from certain lessees during 1997; in addition, during 1996, the Partnership was able to collect some of the unpaid invoices that had previously been reserved for as a bad debt.

     (4) A $0.1 million decrease in administrative expenses was due to lower costs associated with the transportation and inspection of certain equipment that was purchased during 1996. Similar costs and expenses were not required during 1997. This decrease was offset in part by an increase in rental yard costs incurred during 1997, due to the increase in the number of trailers in the PLM-affiliated short-term rental yards when compared to the same period of 1996.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the nine months ended September 30, 1997 totaled $1.8 million, and resulted from the sale of trailers and modular buildings with an aggregate net book value of $2.5 million for $4.3 million. Net gain on disposition of equipment for the nine months ended September 30, 1996 totaled $25,000, and resulted from the sale of modular buildings and trailers with an aggregate net book value of $0.3 million for proceeds of $0.3 million.

(D)  Interest and Other Income

Interest and other income decreased $0.1 million during the nine months ended September 30, 1997, due primarily to lower cash balances available for investment throughout most of the period when compared to the same period of 1996.

(E)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands):

                                                                             For the Nine Months
                                                                             Ended September 30,
                                                                            1997             1996
                                                                         ----------------------------

   Aircraft, rotable components, and aircraft engines                    $  1,170          $  (363 )
   Marine vessels                                                            (439 )           (444 )
   Mobile offshore drilling unit                                              (45 )              -


Aircraft, rotable components, and aircraft engines: During the nine months ended September 30, 1997, revenues of $6.1 million were offset by depreciation and administrative expenses of $4.9 million. During the same period of 1996, lease revenues of $5.8 million were offset by depreciation and administrative expenses of $6.2 million. Revenues increased during 1997 by $0.3 million because the interest in a trust owning aircraft was purchased late in the first quarter of 1996. This equipment was on lease for the full nine months of 1997, compared to only six months during the same period of 1996. The decline in expenses of $1.3 million was due to the double-declining balance method of depreciation.

Marine vessels: During the nine months ended September 30, 1997, revenues of $2.7 million were offset by depreciation and administrative expenses of $3.1 million. During the same period of 1996, revenues of $3.0 million were offset by depreciation and administrative expenses of $3.4 million. The primary reason revenues decreased was because of the lower day rates earned while on lease. The decline in expenses of $0.3 million was due to the double-declining balance method of depreciation.

Mobile offshore drilling unit: As of September 30, 1997, the Partnership owned an interest in a mobile offshore drilling unit that was purchased during the fourth quarter of 1996. Revenues of $0.3 million were offset by depreciation and administrative expenses of $0.3 million.

(F)  Net Income (Loss)

As a result of the foregoing, the Partnership's net income for the period ended September 30, 1997 was $1.5 million, compared to a net loss of $1.4 million during the same period of 1996. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the nine months ended September 30, 1997 is not necessarily indicative of future periods. In the nine months ended September 30, 1997, the Partnership distributed $7.3 million to the limited partners, or $1.35 per weighted-average depositary unit.

(II)  FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the nine months ended September 30, 1997, the Partnership generated sufficient operating cash (net cash provided by operating activities, plus distributions from unconsolidated special-purpose entities) to meet its operating obligations and maintain the current level of distributions (total for nine months ended September 30, 1997 of approximately $7.6 million) to the partners. During the nine months ended September 30, 1997, the General Partner sold equipment for $4.3 million.

The General Partner has entered into a short-term joint $50.0 million credit facility. As of November 10, 1997, the PLM Equipment Growth Fund V had $3.6 million in outstanding borrowings and PLM Equipment Growth Fund VI had $2.0 million in outstanding borrowings. Neither the Partnership, PLM Equipment Growth Fund IV, American Finance Group, Inc. (AFG), a wholly-owned subsidiary of PLM International, Inc., TEC Aquisub, Inc., an indirect wholly-owned subsidiary of FSI, nor Professional Lease Management Income Fund I, LLC had any outstanding borrowings.

During October 1997, the short-term credit facility was amended and restated to decrease the available borrowings for AFG to $35.0 million and to extend the termination date of the credit facility to December 2, 1997. The General Partner believes it will be able to extend the credit facility prior to its expiration on similar terms and increase the amount of available borrowings for AFG to $50.0 million.

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

                          PART II -- OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  None.

ursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PLM EQUIPMENT GROWTH & INCOME FUND VII
                                   By:      PLM Financial Services, Inc.
                                            General Partner



Date: November 10, 1997            By:      /s/ Richard Brock
                                            --------------------------
                                            Richard Brock
                                            Vice President and
                                            Corporate Controller