Form 10-K
period 1997-12-31
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 1998-03-24
CIK 895234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997.

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

Aggregate Market Value of Voting Stock:  N/A

An index of exhibits filed with this Form 10-K is located at page 43.

Total number of pages in this report:  126.

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

The Partnership's primary objectives are:

     (1) Investment in equipment: To invest in a diversified portfolio of low-obsolescence equipment having long lives and high residual values, at prices that the General Partner believes to be below inherent values, and to place the equipment on lease or under other contractual arrangements with creditworthy lessees and operators of equipment. All transactions over $1.0 million must be approved by the PLM Credit Review Committee (the Committee), which is made up of members of PLM's senior management. In determining a lessee's creditworthiness, the Committee will consider, among other factors, the lessee's financial statements, internal and external credit ratings, and letters of credit;

     (2) Cash distributions: To generate cash distributions, which may be substantially tax-deferred (i.e., distributions that are not subject to current taxation) during the early years of the Partnership, to investors beginning in the quarter following the month in which the minimum number of units are sold, a portion of which may represent a return of an investor's investment;

     (3) Safety: To create a significant degree of safety relative to other equipment leasing investments through the purchase of a diversified equipment portfolio. This diversification reduces the exposure to market fluctuations in any one sector. The purchase of used, long-lived, low-obsolescence equipment, typically at prices that are substantially below the cost of new equipment, also reduces the impact of economic depreciation and can create the opportunity for appreciation in certain market situations, where supply and demand return to balance from oversupply conditions; and

     (4) Growth: To increase the Partnership's revenue base by reinvesting a portion of its operating cash flow in additional equipment during the first six years of the Partnership's operation in order to grow the size of its portfolio. Since net income and distributions are affected by a variety of factors, including purchase prices, lease rates, and costs and expenses, growth in the size of the Partnership's portfolio does not mean that in all cases the Partnership's aggregate net income and distributions will increase upon the reinvestment of operating cash flow.

     The offering of units of the Partnership closed on April 25, 1995. The Partnership admitted limited partners at 24 interim closing dates during 1993 through 1995. As of December 31, 1997, there were 5,370,297 units outstanding. The General Partner contributed $100 for its 5% General Partner interest in the Partnership.

     Beginning in the Partnership's seventh year of operation, which commences January 1, 2002, the General Partner will stop reinvesting cash flow and surplus funds, which, if any, less reasonable reserves, will be distributed to the partners. In the ninth year of the operation of the Partnership, which commences January 1, 2004, the General Partner intends to begin its dissolution and liquidation in an orderly fashion, unless it is terminated earlier upon sale of all of the equipment or by certain other events. Under certain circumstances, the term of the Partnership may be extended, although in no event will the Partnership extend beyond December 31, 2013.

     Table 1, below, lists the equipment and the cost of equipment in the Partnership's portfolio as of December 31, 1997 (in thousands of dollars):

                                     TABLE 1

Units                 Type                                             Manufacturer                       Cost
---------------------------------------------------------------------------------------------------------------------

Owned equipment held for operating leases:



     2    Bulk carrier marine vessels                    Ishikawa Jima                                 $     22,212
     1    737-200 Stage II commercial aircraft           Boeing                                               5,483
     3    DC-9 Stage II commercial aircraft              McDonnell Douglas                                    2,822
   105    Refrigerated trailers                          Various                                              2,494
   830    Dry trailers                                   Trailmobile/Stoughton                               11,250
    62    Flatbed trailers                               Great Dane                                             532
   250    Dry piggyback trailers                         Various                                              3,835
    68    Woodchip gondola railcars                      National Steel                                       1,044
   347    Pressurized tank railcars                      Various                                              9,019
     7    Modular buildings                              Various                                                153

                                                                                                      --------------
          Owned equipment held for operating leases                                                          58,844


Owned equipment held for sale:


     2    DHC-8 commuter aircraft                        DeHavilland                                          7,629
                                                                                                      --------------

          Total owned equipment                                                                        $     66,473<F1>
                                                                                                      ==============

Investment in equipment owned by unconsolidated special-purpose entities:



  0.80    Bulk-carrier marine vessel                     Tsuneishi Zosen                               $     14,212<F2>
  0.44    Bulk-carrier marine vessel                     Naikai Ship Building & Engineering Co.               5,628<F2>

  0.24    767-200ER Stage III commercial
             aircraft                                    Boeing                                              10,248<F3>

  0.33    Two trusts consisting of:
            Three 737-200A Stage II commercial
                 aircraft                                Boeing                                               9,408<F4>
            Two Stage II JT8D aircraft engines           Pratt & Whitney                                        390<F4>
            Portfolio of rotable components              Various                                                650<F4>
  0.50    Trust consisting of four 737-200A

            Stage II commercial aircraft                 Boeing                                               8,987<F3>

  0.25    Trust comprised of four 737-200
             Stage II commercial aircraft                Boeing                                               5,862<F3>

  0.10    Mobile offshore drilling unit                  AT & CH de France                                    2,090<F3>
                                                                                                     --------------
          Total investments in unconsolidated special-purpose entities                                 $     57,475<F1>
                                                                                                     ==============


<F1> Includes proceeds from capital contributions,  undistributed cash flow from operations, and Partnership borrowings invested in equipment. Includes costs capitalized subsequent to the date of purchase and equipment acquisition fees paid to FSI; PLM Transportation Equipment Corporation
     (TEC), a wholly-owned subsidiary of FSI; or PLM Worldwide Management Services (WMS), a wholly-owned subsidiary of PLM International.

<F2> Jointly owned:  EGF VII and an affiliated program.

<F3> Jointly owned:  EGF VII and two affiliated programs.

<F4> Jointly owned:  EGF VII and three affiliated programs.





The equipment is generally leased under operating leases for a term of one to six years.

As of December 31, 1997, approximately 80% of the Partnership's trailer equipment operated in rental yards owned and maintained by PLM Rental, Inc., the short-term trailer rental subsidiary of PLM International doing business as PLM Trailer Leasing. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of other indirect expenses of the rental yard operations is charged to the Partnership monthly.

The lessees of the equipment include but are not limited to: Hongkong Mingwah Shipping Co. Ltd., Wah Yuen Shipping, Inc., Pacific Carriers Ltd., SWR Brazil 767, Inc., and Action Carriers, Inc. As of December 31, 1997, all of the equipment was on lease or operating in PLM-affiliated short-term trailer rental yards, except for two commuter aircraft, which are currently being held for sale, and a railcar.

(B)      Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI, for the management of equipment. The Partnership's management agreement with IMI is to co-terminate with the dissolution of the Partnership, unless the partners vote to terminate the agreement prior to that date or at the discretion of the General Partner. IMI has agreed to perform all services necessary to manage the transportation equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessor under the Partnership's leases. In consideration for its services and pursuant to the partnership agreement, IMI is entitled to a monthly management fee (see financial statements, Notes 1 and 2).

(C)      Competition

(1)      Operating Leases versus Full Payout Leases

Generally, the equipment owned or invested in by the Partnership is leased out on an operating lease basis wherein rents owed during the initial noncancelable term of the lease are insufficient to recover the purchase price of the equipment. The short- to mid-term nature of operating leases generally commands a higher rental rate than longer-term, full payout leases, and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under an operating lease need not be capitalized on the lessee's balance sheet.

The Partnership encounters considerable competition from lessors utilizing full payout leases on new equipment, i.e., leases that have terms equal to the expected economic life of the equipment. Full payout leases are written for longer terms and for lower monthly rates than the Partnership offers. While some lessees prefer the flexibility offered by a shorter-term operating lease, other lessees prefer the rate advantages possible with a full payout lease. Competitors of the Partnership may write full payout leases at considerably lower rates, or larger competitors with a lower cost of capital may offer operating leases at lower rates, and, as a result, the Partnership may be at a competitive disadvantage.

(2)      Manufacturers and Equipment Lessors

The Partnership also competes with equipment manufacturers that offer operating leases and full payout leases. Manufacturers may provide ancillary services that the Partnership cannot offer, such as specialized maintenance services (including possible substitution of equipment), training, warranty services, and trade-in privileges.

The Partnership competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), GATX, General Electric Railcar Services Corporation, General Electric Aviation Services Corporation, and other limited partnerships that may lease the same types of equipment.

(D)      Demand

The Partnership has investments in transportation-related capital equipment and relocatable environments. Types of capital equipment owned by the Partnership include aircraft, marine vessels, railcars, and trailers. Relocatable environments are functionally self-contained transportable equipment, such as mobile offshore drilling units. Except for those aircraft leased to passenger air carriers, the Partnership's transportation equipment is used to transport materials and commodities, rather than people




The following section describes the international and national markets in which the Partnership's capital equipment operates:

(1)      Aircraft

(a)  Commercial Aircraft

The international commercial aircraft market experienced another good year in 1997, with a third consecutive year of profits by the world's airlines. Airline managements have continued to emphasize cost reductions and a moderate increase in capacity. However, even the limited volume of new aircraft deliveries has caused the market to change from being in equilibrium at the end of 1996 to having excess supply. This market imbalance is expected to continue, with the number of surplus aircraft increasing from approximately 350 aircraft at the end of 1996 to an estimated 600 aircraft by the end of the decade.

The changes taking place in the commercial aircraft market also reflect the impact of noise legislation enacted in the United States and Europe. Between 1997 and the end of 2002, approximately 1,400 Stage II aircraft (aircraft that have been shown to comply with Stage II noise levels prescribed in Federal Aviation Regulation section C36.5) are forecast to be retired, primarily due to noncompliance with Stage III aircraft (aircraft that have been shown to comply with Stage III noise levels prescribed in Federal Aviation Regulation section C36.5) noise requirements. This represents about 41% of the Stage II aircraft now in commercial service worldwide. By 2002, about 2,000 (59%) of the current fleet of Stage II aircraft will remain in operational service outside of Stage III-legislated regions or as aircraft that have had hushkits installed so that engine noise levels meet the quieter Stage III requirements. The cost to install a hushkit is approximately $1.5 million, depending on the type of aircraft. All aircraft currently manufactured meet Stage III requirements.

Specifically, the Partnership's fleet is positioned to provide a balance of Stage II narrowbody, Stage III narrowbody, and Stage III widebody aircraft in the portfolio. This strategy is intended to optimize individual aircraft and the corresponding lease rentals with projected demand. The Stage II aircraft either are positioned with air carriers outside Stage III-legislated areas, are scheduled for Stage III hushkit installation in 1998-99, or are anticipated to be sold or leased outside Stage III areas before the year 2000.

(b)  Aircraft Engines and Rotables

The demand for spare engines has increased, particularly for the Pratt & Whitney Stage II JT8D engine, which powers many of the Partnership's Stage II commercial aircraft.

Aircraft rotables, or components, are replacement spare parts held in inventory by an airline. These parts are components that are removed from an aircraft or engine, undergo overhaul, and are recertified and refit to the aircraft in an "as new" condition. Rotables carry specific identification numbers, allowing each part to be individually tracked during its use. The types of rotables owned and leased by the Partnership include landing gear, certain engine components, avionics, auxiliary power units, replacement doors, control surfaces, pumps, valves, and other comparable equipment. The Partnership expects to sell this equipment during 1998.

(2)      Marine Vessels

The Partnership owns and has investments with other affiliated programs in medium-sized dry bulk vessels, which are traded in worldwide markets and carry commodity cargoes. Dry bulk markets experienced flat freight rates, with supply increases outrunning demand growth. Demand for commodity shipping closely tracks worldwide economic growth patterns; however, economic development alters trade patterns from time to time, causing changes in volume on trade routes.

The General Partner operates the Partnership's marine vessels under spot charters and period charters. It is believed that this operating approach provides the flexibility to adapt to changing demand patterns.

Freight rates for dry bulk vessels in 1997 maintained the levels experienced in the fourth quarter of 1996. Freight rates had declined significantly in 1996 until a moderate recovery occurred late in the year due to an increase in grain trade. The size of the overall dry bulk carrier fleet increased by 3%, as measured by the number of vessels, and by 5%, as measured by deadweight tonnage. Scrapping of ships was not a significant factor in 1997: 126 dry bulk ships were scrapped while 247 were delivered. Total dry trade (as measured in deadweight tons) grew by 3% in 1997, versus 1% in 1996. This balance of supply and demand made market conditions soft, providing little foundation for increasing freight rates.

Growth in 1998 is expected to be approximately 2%, with most commodity trading flat. The majority of growth is forecast to come from grain (2%) and thermal coal (6%). The primary variable in forecasts is Asian growth; if there is some recovery from the economic shake-up of the second half of 1997, then there will be prospects for improvement in 1998. Delivery of ships in 1998 is expected to be about the same as in 1997; however, an increase in scrapping is anticipated to strengthen the market.

Current rates do not justify any new construction of dry bulk carriers and there should be a significant drop in orders over the next two years. If growth in demand matches historic averages of around 3%, then the current excess supply should be absorbed by the end of 1999, leading to the possible strengthening of freight rates.

(3)      Railcars

(a)  Pressurized Tank Railcars

Pressurized tank cars are used primarily in the petrochemical and fertilizer industries to transport liquefied petroleum gas and anhydrous ammonia. The demand for natural gas is anticipated to grow through 1999, as the developing world, former Communist countries, and the industrialized world all increase their energy consumption. World demand for fertilizer is expected to increase, based on an awareness of the necessity of fertilizing crops and improving diets, the shortage of farm land, and population growth in developing nations. Based on ongoing renewals with current lessees, demand for these cars continues to be strong and is projected to remain so during 1998.

The utilization rate on the Partnership's fleet of pressurized tank cars was over 98% during 1997.

(b)  Woodchip Gondola Railcars

Woodchip cars are large-capacity (6,600 cubic foot) gondolas used to transport woodchips from the sawmills to the pulp mills. The high-grade woodchips are used to manufacture paper, while low-grade woodchips are used for particle board and plywood. The demand for woodchip cars is dependent upon the demand for paper, paper products, particle board, and plywood. Nationally, the demand for cars carrying primary forest products decreased 4.5% in 1997.

The Partnership's woodchip cars are currently all on a renewable lease until 1999.

(4)      Trailers

(a)  Intermodal (Piggyback) Trailers

In all intermodal equipment areas, 1997 was a remarkably strong year. The U.S. inventory of intermodal equipment totaled about 164,000 units in 1997, divided between 55% intermodal trailers (piggyback) and 45% domestic containers. Trailer loadings increased approximately 4% in 1997 due to a robust economy and a continuing shortage of drivers in over-the-road markets. The expectation is for flat to slightly declining utilization of intermodal trailer fleets in the near future, with 1998 trailer loadings predicted not to exceed 1997 levels by more than 2%.

Overall utilization in the Partnership's dry piggyback fleet was over 75% in 1997, an increase of 10% over 1996 levels. The expectation is for flat to slightly declining utilization of the fleet in the near future.

(b)  Over-the-Road Dry Trailers

The U.S. over-the-road dry trailer market began to recover in mid-1997, as an oversupply of equipment from 1996 subsided. The strong domestic economy, a continuing focus on integrated logistics planning by American companies, and numerous service problems on Class I railroads contributed to the recovery in the dry van market. In addition, federal regulations requiring antilock brake systems on all new trailers, effective in March 1998, have helped stimulate new trailer production, and the market is anticipated to remain strong in the near future. There continues to be much consolidation of the trailer leasing industry in North America, as the two largest lessors of dry vans now control over 60% of the market. The reduced level of competition, coupled with anticipated continued strong utilization, may lead to an increase in rates.

Utilization of the Partnership's dry van fleet increased over last year.

(c)  Over-the-Road Refrigerated Trailers

The temperature-controlled over-the-road trailer market recovered in 1997; freight levels improved and equipment oversupply was reduced as industry players actively retired older trailers and consolidated fleets. Most refrigerated carriers posted revenue growth of between 2% and 5% in 1997, and accordingly are planning fleet upgrades. In addition, with refrigeration and trailer technologies changing rapidly and industry regulations becoming tighter, trucking companies are managing their refrigerated fleets more effectively.

As a result of these changes in the refrigerated trailer market, it is anticipated that trucking companies will utilize short-term trailer leases more frequently to supplement their fleets. Such a trend should benefit the Partnership, which generally leases its equipment on a short-term basis from rental yards owned and operated by a PLM International subsidiary. The
Partnership's utilization, especially in the second half of 1997, was higher than 1996 levels.

(d)  Flatbed Trailers

The flatbed market is a niche market that focuses on the construction and steel industries. Production of new flatbeds has remained stable over the last few years, so that demand has kept ahead of supply.

The Partnership has a small flatbed fleet operating in specific rental markets. The fleet performed well in 1997, with over 80% utilization.

(5)      Mobile Offshore Drilling Units (Rigs)

Worldwide demand in all sectors of the mobile offshore drilling unit industry in 1997 was a continuation of the increases experienced in 1996. This increase in demand was spread over all the geographic regions of offshore drilling and affected both jackup and floating rigs. Potential demand during 1997 was difficult to estimate because of the shortage of rigs.

The tightness in the market caused significant increases in contract day rates throughout the year. Day rates at the end of 1997 approached levels justifying new rig construction. While continuing market improvement can be attributed to a number of factors, the primary reason is worldwide growth in the use of oil and natural gas for energy. Stable prices at moderate levels have encouraged such growth, while providing adequate margins for oil and natural gas exploration and production development.

The trend of contractor consolidation continued in 1997; three major mergers or acquisitions initiated late in 1997 are expected to be consummated by the end of 1998. For 1998, utilization and demand are expected to remain at the levels reached in 1997. Industry participants project that demand for both floating and jackup rigs will continue at current high levels through 1998, with additional rig supply absorbed by demand increases. Day rates are expected to continue to increase; however, the rate of increase will slow, since the current high levels have induced long-term contracting with few opportunities for increases.

The floating rig sector has experienced a strengthening in market conditions. Technological advances and more efficient operations have improved the economics of drilling and production in the deep-water operations for which floating rigs are utilized. Overall, demand for floating rigs increased from 128 rig-years in 1996 to 131 rig-years in 1997, growth being constrained by a limited supply of rigs. The increase in demand and utilization prompted significant increases in contract day rates and floating rig market values. Twenty-five floating rigs were ordered in 1996 and several conversion and upgrade projects were contracted, none of which will be delivered until late 1998.



(6)  Modular Buildings

The market for modular buildings of the type owned by the Partnership is primarily California public and private schools and public school districts. The California school population continues to expand, creating an increased need for classroom space. However, funding for capital improvements and permanent-capacity expansion are increasingly difficult for schools or school districts to obtain. Schools and districts have used modular buildings to meet temporary and, in some cases, permanent increases in the demand for classroom space. The Partnership plans to dispose of its modular buildings during 1998.

(E)      Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign government authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations, which may require the removal from service or extensive modification of such equipment to meet these regulations, at considerable cost to the Partnership. Such regulations include but are not limited to:

     (1)          the  U.S.  Oil  Pollution  Act  of  1990,  which   established
                  liability for operators and owners of vessels and mobile offshore drilling units that create environmental pollution. This regulation has resulted in higher oil pollution liability insurance. The lessee typically reimburses the Partnership for these additional costs;

     (2) the U.S. Department of Transportation's Aircraft Capacity Act of 1990, which limits or eliminates the operation of commercial aircraft in the United States that do not meet certain noise, aging, and corrosion criteria. In addition, under U.S. Federal Aviation Regulations, after December 31, 1999, no person shall operate an aircraft to or from any airport in the contiguous United States unless that airplane has been shown to comply with Stage III noise levels. The Partnership has Stage II aircraft that do not meet Stage III requirements;

     (3) the Montreal Protocol on Substances that Deplete the Ozone Layer and the U.S. Clean Air Act Amendments of 1990, which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo containers and over-the-road refrigerated trailers;

     (4) the U.S. Department of Transportation's Hazardous Materials Regulations, which regulate the classification and packaging requirements of hazardous materials and which apply particularly to the Partnership's tank cars.

As of December 31, 1997, the Partnership is in compliance with the above government regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2.           PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased for leasing purposes. At December 31, 1997, the Partnership owned a portfolio of transportation and related equipment and investments in equipment owned by special-purpose entities, as described in Item I, Table 1. The Partnership acquired equipment with the proceeds of the Partnership offering through the third quarter of 1995 and through debt proceeds (see financial statements, Note 5).

The Partnership maintains its principal office at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnership.

ITEM 3.           LEGAL PROCEEDINGS

PLM International, along with FSI, TEC, IMI, and PLM Securities (the PLM Entities), are named as defendants in a lawsuit filed as a class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). The plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who allegedly invested in certain California limited partnerships for which FSI acts as the general partner, including the Partnership, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, and PLM Equipment Growth Fund VI (the Growth Funds). The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action against PLM Securities for breach of third party beneficiary contracts in violation of the National Association of Securities Dealers rules of fair practice. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, general partner, and control persons. Based on these duties, plaintiffs assert liability against the defendants for improper sales and marketing practices, mismanagement of the Growth Funds, and concealing such mismanagement from investors in the Growth Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

On March 6, 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) based on the district court's diversity jurisdiction, following which plaintiffs filed a motion to remand the action to the state court. On September 24, 1997, the district court denied plaintiffs' motion and dismissed without prejudice the individual claims of the California class representative, reasoning that he had been fraudulently joined as a plaintiff. On October 3, 1997, plaintiffs filed a motion requesting that the district court reconsider its ruling or, in the alternative, that the court modify its order dismissing the California plaintiff's claims so that it is a final appealable order, as well as certify for an immediate appeal to the Eleventh Circuit Court of Appeals that part of its order denying plaintiffs' motion to remand. On October 7, 1997, the district court denied each of these motions. In responses to such denial, plaintiffs filed a petition for writ of mandamus with the Eleventh Circuit, which was denied on November 18, 1997. On November 24, 1997, plaintiffs filed with the Eleventh Circuit a petition for rehearing and en banc consideration of the court's order denying the petition for a writ of mandamus, which petition was supplemented by plaintiffs on January 27, 1998.

On October 10, 1997, defendants filed a motion to compel arbitration of plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Growth Fund, and to stay further proceedings pending the outcome of such arbitration. Notwithstanding plaintiffs' opposition, the district court granted the motion on December 8, 1997. On December 15, 1997, plaintiffs filed with the Eleventh Circuit a notice of appeal from the district court's order granting defendants' motion to compel arbitration and to stay the proceedings, and of the district court's September 24, 1997 order denying plaintiffs' motion to remand and dismissing the claims of the California plaintiff. Plaintiffs filed an amended notice of appeal on December 31, 1997. The PLM Entities believe that the allegations of the Koch action are completely without merit and intend to continue to defend this matter vigorously.

On June 5, 1997, the PLM Entities were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The plaintiff is an investor in PLM Equipment Growth Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in certain California limited partnerships for which FSI acts as the general partner, including the Growth Funds. The complaint alleges the same facts and the same nine causes of action as in the Koch action, plus five additional causes of action against all of the defendants, as follows: violations of California Business and Professions Code Sections 17200, et seq. for alleged unfair and deceptive practices, constructive fraud, unjust enrichment, violations of California Corporations Code Section 1507, and a claim for treble damages under California Civil Code Section 3345.

On July 31, 1997, the PLM Entities filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In connection with this motion, plaintiff agreed to a stay of the state court action pending the district court's decision on the petition to compel arbitration. By memorandum and order dated October 23, 1997, the district court denied the PLM Entities' petition to compel arbitration. On November 5, 1997, the PLM Entities filed an expedited motion for leave to file a motion for reconsideration of this order, which motion was granted on November 14, 1997. The parties have agreed to have oral argument on the reconsideration motion set for April 23, 1998. The state court action has been stayed pending the district court's decision on this motion.

In connection with her opposition to the Company's petition to compel arbitration, on August 22, 1997, the plaintiff filed an amended complaint with the state court alleging two new causes of action for violations of the California Securities Law of 1968 (California Corporations Code Sections 25400 and 25500) and for violation of California Civil Code Section 1709 and 1710. Plaintiff has also served certain discovery requests on defendants. Because of the stay, no response to the amended complaint or to the discovery is currently required. The PLM Entities believe that the allegations of the amended complaint in the Romei action are completely without merit and intend to defend this matter vigorously.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 1997.















                      (this space intentionally left blank)

                                     PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant to the terms of the partnership agreement, the General Partner is generally entitled to a 5% interest in the profits and losses and distributions of the Partnership. The General Partner is the sole holder of such interests. Gross income in each year of the Partnership will be specially allocated to the General Partner in the amount equal to the lesser of (i) the deficit balance, if any, in the General Partner's capital account, calculated under generally accepted accounting principles using the straight-line method of depreciation, and (ii) the deficit balance, if any, in the General Partner's capital account, calculated under federal income tax regulations. The remaining interests in the profits and losses and distributions of the Partnership are owned as of December 31, 1997 by the 5,785 holders of units in the Partnership.

There are several secondary markets in which limited partnership units trade. Secondary markets are characterized as having few buyers for limited partnership interests and, therefore, are generally viewed as inefficient vehicles for the sale of partnership units. There is presently no public market for the units and none is likely to develop. To prevent the units from being considered publicly traded and thereby to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the units will not be transferable without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner intends to monitor transfers of units in an effort to ensure that they do not exceed the percentage or number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not a U.S. citizen or if the transfer would cause any portion of the units to be treated as plan assets. The Partnership has been obligated, subject to certain term and conditions, to redeem a certain number of units each year under the terms of the Partnership's limited partnership agreement, beginning October 25, 1997. As of December 31, 1997, the Partnership had agreed to purchase approximately 46,000 units for an aggregate price of approximately $0.7 million. The General Partner anticipates that these units will be repurchased in the first and second quarters of 1998. In addition to these units, the General Partner may purchase additional units on behalf of the Partnership in the future.

ITEM 6.           SELECTED FINANCIAL DATA

     Table 2, below, lists selected financial data for the Partnership:

                                     TABLE 2

                For the Year Ended December 31, 1997, 1996, 1995,
                      1994, and 1993 (In thousands, except
                         weighted-average unit amounts)

                                                 1997            1996             1995             1994            1993
                                            --------------------------------------------------------------------------------

Operating results:
  Total revenues                              $  14,735       $   12,703       $  18,638       $    9,217       $     695
  Net gain on disposition of equipment            1,803               42             182               22              --
  Equity in net income (loss) of uncon-
      solidated special-purpose entities            721             (880)             --               --              --
  Net income (loss)                               1,101           (2,976)         (1,192)          (3,809)           (862 )

At year end:
  Total assets                                $  80,469       $   87,398       $  98,194       $   73,635       $  39,628
  Total liabilities                              29,407           27,261          24,903            2,400           7,576
  Notes payable                                  23,000           25,000          23,000               --           5,123

Cash distributions                               10,176       $   10,178       $   9,627       $    5,370       $     366

Cash distribution representing
    a return of capital                           9,075       $    9,669       $   9,157       $    5,133       $     358

Per weighted-average limited partnership unit:



Net income (loss)                            $     0.11       $    (0.65)      Various according to interim closings

Cash distribution                            $     1.80       $     1.80       Various according to interim closings

Cash distribution representing
    a return of capital                      $     1.69       $     1.80       Various according to interim closings




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(A)      Introduction

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

(B)      Results of Operations -- Factors Affecting Performance

(1) Re-leasing Activity and Repricing Exposure to Current Economic Conditions

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for transportation equipment include supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the lease market, market conditions for the particular industry segment in which the equipment is to be leased, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing or repricing activity in 1997 primarily in its air, trailer, and marine vessel portfolios.

(a) Air: The Partnership owns two DeHavilland aircraft that were off lease throughout 1997. As of December 31, 1997 these aircraft were being marketed for sale or re-lease.

(b) Trailers: The Partnership's trailer portfolio operates in short-term rental facilities or with short-line railroad systems. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing activity. Contributions from the Partnership's trailers were higher than projected due to higher utilization and lease rates.

(c) Marine Vessels: Certain of the partnership's marine vessels operated at higher re-lease rates than had been projected. Higher operating costs and repair and maintenance, however, offset these higher revenues.

(2)      Equipment Liquidations and Nonperforming Lessees

Liquidation of Partnership equipment, unless accompanied by an immediate replacement of additional equipment earning similar rates (see Reinvestment Risk, below), represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Lessees not performing under the terms of their leases, either by not paying rent, not maintaining or operating the equipment in accordance with the conditions of the leases, or other possible departures from the leases, can result not only in reductions in contribution, but also may require the Partnership to assume additional costs to protect its interests under the leases, such as repossession or legal fees.

(a) Liquidations: During the year, the Partnership received proceeds of $4.4 million from the sale of modular buildings and trailers. The sales proceeds represent approximately 94% of the original cost of the assets. By year end, the Partnership had reinvested or reached agreement to reinvest approximately all of these proceeds.

(b) Nonperforming Lessees: As of December 31, 1997, various lessees of the modular buildings had become delinquent in their lease payments to the Partnership. The Partnership has established reserves against these receivables and the General Partner is in the process of taking the necessary steps to recover the lease payments from the lessees.

(3)      Reinvestment Risk

Reinvestment risk occurs when (a) the Partnership cannot generate sufficient surplus cash after fulfillment of operating obligations and distributions to reinvest in additional equipment during the reinvestment phase of Partnership operations; (b) equipment is sold or liquidated for less than threshold amounts;
(c) proceeds from sales, losses, or surplus cash available for reinvestment cannot be reinvested at the threshold lease rates; or (d) proceeds from sales or surplus cash available for reinvestment cannot be deployed in a timely manner.

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

During 1997, the Partnership purchased 248 trailers at a cost of $3.7 million. An agreement to purchase an interest in an entity that owns a MD-82 Stage III commercial aircraft for $6.8 million was reached in December 1997. This purchase was completed in January 1998.

(4)      Equipment Valuation and Write-downs

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Partnership adopted SFAS 121 during 1995, the effect of which was not material, as the method previously employed by the Partnership was consistent with SFAS 121. In accordance with SFAS 121, the General Partner reviews the carrying value of the Partnership's equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If the projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No reductions to the carrying value of equipment were required during 1997 or 1996.

As of December 31, 1997, the General Partner estimated the current fair market value of the Partnership's equipment portfolio, including equipment owned by USPEs, to be approximately $98.7 million.

(C) Financial  Condition -- Capital  Resources,  Liquidity,  and Unit Redemption
Plan

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering and permanent debt financing of $23.0 million. The Partnership closed its offering on April 25, 1995 and completed its senior debt agreement on December 15, 1995. The agreement requires the Partnership to maintain certain financial covenants related to fixed-charge coverage and maximum debt. The Partnership relies on operating cash flow to meet its operating obligations, make cash distributions to limited partners, and increase the Partnership's equipment portfolio with any remaining available surplus cash.

For the year ended  December  31, 1997,  the  Partnership  generated  sufficient operating cash (net cash provided by operating activities plus cash distributions from unconsolidated special-purpose entities) to meet its operating obligations and pay distributions to the partners.

Starting in 1997, the Partnership is obligated, at the sole discretion of the General Partner, to redeem up to 2% of the outstanding limited partnership units each year. The purchase price to be offered for such outstanding units will be equal to 105% of the unrecovered principal attributed to the units, where unrecovered principal is defined as the excess of the capital contributions from any source paid with respect to a unit. At December 31, 1997, the Partnership agreed to purchase approximately 46,000 units for an aggregate price of approximately $0.7 million. The General Partner anticipates that these units will be repurchased in the first and second quarters of 1998. In addition to these units, the General Partner may purchase additional units on behalf of the Partnership in the future.

The General Partner has entered into a joint $50.0 million credit facility (the Committed Bridge Facility) on behalf of the Partnership, PLM Equipment Growth Fund V (EGF V), PLM Equipment Growth Fund VI (EGF VI) and Professional Lease Management Income Fund I (Fund I), all affiliated investment programs; TEC
Acquisub, Inc. (TECAI), an indirect wholly-owned subsidiary of the General Partner; and American Finance Group, Inc. (AFG), a subsidiary of PLM International Inc., which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership , plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated on December 2, 1997 to expire on November 2, 1998. The Partnership, EGF V, EGF VI, Fund I, and TECAI may collectively may borrow up to $35.0 million of the Committed Bridge Facility and AFG may borrow up to $50.0 million. The Committed Bridge Facility also provides for a $5.0 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the Committed Bridge Facility. Individual borrowings for the Partnership may be outstanding for no more than 179 days, with all advances due no later than November 2, 1998. Interest accrues at either the prime rate or adjusted LIBOR plus 1.625% at the borrower's option, and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of December 31, 1997, AFG had $23.0 million in outstanding borrowings. No other eligible borrower had any outstanding borrowings. The General Partner believes it will renew the Committed Bridge Facility upon its expiration with similar terms as those in the current Committed Bridge Facility.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.

(D)      Results of Operations -- Year-to-Year Detailed Comparison

(1) Comparison of the Partnership's Operating Results for the Years Ended December 31, 1997 and 1996

(a)      Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operation, and asset-specific insurance expenses) on owned equipment increased during the year ended December 31, 1997, when compared to the same period of 1996. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):



                                                                            For the Year Ended
                                                                               December 31,
                                                                          1997              1996
                                                                      ------------------------------

Marine vessels                                                          $ 3,314           $ 3,551
Trailers                                                                  3,275             2,290
Aircraft                                                                  2,001             2,082
Rail equipment                                                            1,994             1,926
Modular buildings                                                           426               582


Marine Vessels: Marine vessel lease revenues and direct expenses were $3.5 million and $0.2 million, respectively, for the year ended December 31, 1997, compared to $3.9 million and $0.3 million, respectively, during the same period of 1996. The decrease in marine vessel contribution was due to a lower lease rate earned on one marine vessel during 1997 when compared to 1996 partially offset by lower repairs and maintenance expense.

Trailers: Trailer lease revenues and direct expenses were $3.8 million and $0.6 million, respectively, for the year ended December 31, 1997, compared to $2.9 million and $0.6 million, respectively, during the same period of 1996. The increase in trailer contribution was due to the purchase of additional trailer equipment during 1997 and 1996.

Aircraft: Aircraft lease revenues and direct expenses were $2.0 million and $20,000, respectively, for the year ended December 31, 1997, compared to $2.1 million and $41,000, respectively, during the same period of 1996. The decrease in aircraft contribution was due to the off-lease status of two commuter aircraft during 1997 that were on lease during 1996, which was offset in part by the revenues earned on a commercial aircraft that was purchased during the third quarter of 1996.

Rail Equipment: Rail equipment lease revenues and direct expenses were $2.8 million and $0.8 million, respectively, for the year ended December 31, 1997, compared to $2.6 million and $0.7 million, respectively, during the same period of 1996. The increase in railcar contribution was due to the purchase of additional equipment during 1996.

Modular Buildings: Modular building lease revenues and direct expenses were $0.4 million and $12,000, respectively, for the year ended December 31, 1997, compared to $0.7 million and $0.1 million, respectively, during the same period of 1996. The primary reason for the decrease in modular building contribution was due to the sale of the majority of this equipment during the second quarter of 1997.

(b) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $12.7 million for the year ended December 31, 1997 decreased from $13.0 million for the same period of 1996. The significant variances are explained as follows:

     (i) A $0.3 million decrease in administrative expenses was due to lower costs associated with the transportation and inspection of certain equipment that was purchased during 1996. Similar costs and expenses were not required during 1997. This decrease was offset in part by an increase in rental yard costs incurred during 1997, due to the increase in the number of trailers in the PLM-affiliated short-term rental yards, when compared to the same period of 1996.

     (ii) A $0.1 million increase in the allowance for bad debts was due to an increase in the Partnership's estimate of uncollectible amounts due from certain lessees during 1997. In addition, during 1996, the Partnership was able to collect some of the past due receivables that had previously been reserved for as bad debt.

(c)                   Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the year ended December 31, 1997 totaled $1.8 million, and resulted from the sale of trailers and modular buildings, with an aggregate net book value of $2.6 million, for proceeds of $4.4 million. Net gain on disposition of equipment for the year ended December 31, 1996 totaled $42,000, and resulted from the sale of modular buildings and trailers, with an aggregate net book value of $0.2 million, for proceeds of $0.3 million.

(d)      Interest and Other Income

Interest and other income decreased $0.1 million during the year ended December 31, 1997, due primarily to lower average cash balances available for investment throughout most of the year when compared to the same period of 1996.

(e)      Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                            For the Year Ended
                                                                               December 31,
                                                                          1997              1996
                                                                      ------------------------------

Aircraft, rotable components, and aircraft engines                      $   1,721         $   (486 )
Mobile offshore drilling unit                                                   1              (10 )
Marine vessels                                                             (1,001 )           (384 )


Aircraft, Rotable Components, and Aircraft Engines: As of December 31, 1997, the Partnership had an interest in a trust owning a commercial aircraft and an interest in four trusts that own 11 commercial aircraft, 2 aircraft engines, and a portfolio of rotable components. As of December 31, 1996, the Partnership had an interest in a trust owning a commercial aircraft and an interest in four trusts that own 13 commercial aircraft, 2 aircraft engines, and a portfolio of rotable components. During the year ended December 31, 1997, revenues of $8.2 million were offset by depreciation and administrative expenses of $6.5 million. During the same period of 1996, lease revenues of $7.9 million were offset by depreciation and administrative expenses of $8.4 million. Revenues increased during 1997 by $0.3 million because the interest in a trust owning aircraft was purchased late in the first quarter of 1996. This equipment was on lease for the full year of 1997, compared to only nine months during the same period of 1996. The decline in expenses of $1.9 million was due to the double-declining balance method of depreciation.

Mobile Offshore Drilling Unit: As of December 31, 1997, the Partnership owned an interest in a mobile offshore drilling unit that was purchased during the fourth quarter of 1996. During the year ended December 31, 1997, revenues of $0.4 million were offset by depreciation and administrative expenses of $0.4 million. During the same period of 1996, lease revenues of $21,000 were offset by depreciation and administrative expenses of $31,000. The year ended 1997 represents a full year of revenues and expenses, compared to one month of revenues and expenses during the same period of 1996.

Marine Vessels: As of December 31, 1997 and 1996, the Partnership had interests in two entities owning dry bulk carrier marine vessels. During the year ended December 31, 1997, revenues of $3.6 million were offset by depreciation and administrative expenses of $4.6 million. During the same period of 1996, revenues of $4.0 million were offset by depreciation and administrative expenses of $4.4 million. The primary reason revenues decreased during 1997 was because of the lower day rates earned while on lease. Expenses increased $0.2 million during 1997; a lower depreciation expense of $0.4 million due to the double-declining balance method of depreciation was offset by an increase in repairs and maintenance of $0.2 million due to repairs needed to one of the marine vessels during 1997 that were not needed during 1996. In addition, there was an increase in insurance expense of $0.3 million due to higher cost to insure marine vessels and an increase in administrative cost of $0.1 million.

(f)      Net Income (Loss)

As a result of the foregoing, the Partnership's net income for the year ended December 31, 1997 was $1.1 million, compared to a net loss of $3.0 million during the same period of 1996. The Partnership's ability to operate, acquire, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the year ended December 31, 1997 is not necessarily indicative of future periods. In the year ended December 31, 1997, the Partnership distributed $9.7 million to the limited partners, or $1.80 per weighted-average limited partnership unit.

(2) Comparison of the Partnership's Operating Results for the Years Ended December 31, 1996 and 1995

(a)      Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operation, and asset-specific insurance expenses) on owned equipment increased during the year ended December 31, 1996, when compared to the same period of 1995. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                            For the Year Ended
                                                                               December 31,
                                                                          1996              1995
                                                                      ------------------------------
Marine vessels                                                          $ 3,551           $ 3,473
Trailers                                                                  2,290             2,537
Aircraft                                                                  2,082             1,381
Rail equipment                                                            1,926             2,002
Modular buildings                                                           582               763


Marine Vessels: Marine vessel lease revenues and direct expenses were $3.9 million and $0.3 million, respectively, for the year ended 1996, compared to $3.9 million and $0.4 million, respectively, during the same period of 1995. The decrease in direct expenses was due to the lower marine operating expenses and a small insurance refund due to an overpayment in a prior year.

Trailers: Trailer lease revenues and direct expenses were $2.9 million and $0.6, respectively, for the year ended 1996, compared to $2.8 million and $0.2 million, respectively, during the same period of 1995. Although revenues appear to be relatively consistent for both periods, the Partnership purchased additional trailers during 1996, which increased lease revenues; however, the increase caused by these additional trailers, was offset by the trailer fleet in the PLM-affiliated short-term rental yards, which experienced lower utilization of its equipment. The increase of $0.4 million in direct expenses is due to repairs needed to the trailers in the above-mentioned rental yards to maintain rental-ready status.

Aircraft: Aircraft lease revenues and direct expenses were $2.1 million and $41,000, respectively, for the year ended 1996, compared to $1.4 million and $31,000, respectively, during the same period of 1995. The increase was due primarily to the purchase of three DC-9 aircraft and two Dash 8-100 aircraft during the latter half of the second quarter of 1995, resulting in 12 full months of lease revenues during 1996, compared to 7 months of lease revenues during 1995. Additionally, the Partnership purchased and leased a Boeing 737-200 during the third quarter of 1996.

Rail Equipment: Railcar lease revenues and direct expenses were $2.6 million and $0.7 million, respectively, for the year ended 1996, compared to $2.5 million and $0.5 million, respectively, during the same period of 1995. The increase in lease revenues during the year ended 1996 was due to the purchase of additional railcars during 1996. This increase was offset by an increase in repairs needed during 1996 that were not needed during the same period of 1995.

Modular Buildings: Modular building lease revenues and direct expenses were $0.7 million and $0.1 million, respectively, for the year ended 1996, compared to $0.8 million and $12,000, respectively, during the same period of 1995. The number of modular buildings owned by the Partnership declined in 1996 due to sales and dispositions. The decrease caused by these dispositions was partially offset by higher lease rates earned on the remaining units. Direct expenses increased $0.1 million during the year ended 1996, due to required repairs needed to maintain building standards.

(b) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $13.0 million for the year ended December 31, 1996 increased from $10.9 million for the same period in 1995. The variances are explained as follows:

     (i) A $1.4 million increase in interest expense from 1995 levels reflects an increase in long-term debt of $23.0 million outstanding for the year of 1996, when compared to the same period of 1995. During 1995, the Partnership had lower average outstanding debt when compared to 1996;

     (ii) A $0.5 million increase in depreciation and amortization expense during the year ended 1996 was due to the purchase of a commercial aircraft, 209 trailers, and 35 railcars during 1996. The increase was offset in part by a decrease in depreciation expense caused by the double-declining balance method of depreciation;

     (iii) A $0.3 million increase in administrative expenses from 1995 levels was due to repositioning, inspection, and storage costs of equipment, which were not needed during the same period of 1995;

     (iv) These increases were offset in part by a decrease of $0.1 million in bad debt expense, due to an increase in the allowance for doubtful accounts in 1995 to provide for potentially uncollectible receivables.

(c)                   Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the year ended December 31, 1996 totaled $42,000, which resulted from the sale of modular buildings and trailers, with an aggregate net book value of $0.2 million, for proceeds of $0.3 million. The Partnership also sold trailers, which were held for sale as of December 31, 1995, with a net book value of $0.2 million at the date of sale, for proceeds of $0.2 million. For the year ended December 31, 1995, the $0.2 million net gain on disposition of equipment resulted from the sale of modular buildings and trailers, with an aggregate net book value of $1.2 million, for proceeds of $1.4 million.

(d)      Interest and Other Income

Interest and other income increased $0.1 million during the year ended December 31, 1996, due primarily to higher cash balances available for investments during certain periods of 1996, when compared to the same periods of 1995.







(e)      Equity in Net Loss of Unconsolidated Special-Purpose Entities

Equity in net loss of unconsolidated special-purpose entities represents net loss generated from the operation of jointly-owned assets accounted for under the equity method (see Note 4 to the financial statements) (in thousands of dollars):



                                                                            For the Year Ended
                                                                               December 31,
                                                                          1996              1995
                                                                      ------------------------------
Aircraft, rotable components, and aircraft engines                      $  (486 )         $  (709)
Marine vessels                                                             (384 )            (489)
Mobile offshore drilling unit                                               (10 )              --


Aircraft, Rotable Components, and Aircraft Engines: As of December 31, 1996, the Partnership had an interest in a trust owning a commercial aircraft and an interest in four trusts that owned 13 commercial aircraft, 2 aircraft engines, and a portfolio of rotable components. During the same period of 1995, the Partnership had the interest in the trust owning the commercial aircraft and had just purchased an interest in three additional trusts that contained 10 commercial aircraft, 2 aircraft engines, and a portfolio of rotable components. The Partnership's share of lease revenues for this equipment increased to $7.9 million during the year ended December 31, 1996, compared to $2.6 million during the same period of 1995. Operating expenses, which were comprised primarily of depreciation and administrative expenses, increased to $8.4 million during the year ended December 31, 1996, from $3.3 million during the same period of 1995, due to the Partnership's increased investments.

Marine Vessels: As of December 31, 1996 and 1995, the Partnership had interests in two entities owning dry bulk carrier marine vessels. The Partnership's share of lease revenues decreased to $4.0 million during the year ended December 31, 1996, from $4.1 million during the same period of 1995. This decrease was due to lower day rates in effect for the marine vessel on a time charter in the pool, when compared to the same period of 1995. This decrease was offset in part by the change in the lease of the other marine vessel from bareboat charter to time charter, which earned higher revenues during 1996 when compared to the same period of 1995. As a result of these changes, direct operating expenses increased to $2.0 million during the year ended December 31, 1996, from $1.6 million for the same period of 1995. Indirect operating expenses, which were comprised primarily of depreciation and administrative expenses, decreased to $2.4 million during the year ended December 31, 1996, from $3.0 million during the same period of 1995. The decrease of $0.6 million was due primarily to the use of the double-declining balance method of depreciation.

Mobile Offshore Drilling Unit: As of December 31, 1996, the Partnership had an interest in an entity that owns a rig, which was purchased during the last month of 1996. During 1996, lease revenues of $21,000 were offset by depreciation and administrative expenses of $31,000.

(f)      Net Loss

As a result of the foregoing, the Partnership's net loss of $3.0 million for the year ended December 31, 1996 increased from a net loss of $1.2 million during the same period in 1995. The Partnership's ability to operate, acquire, and liquidate assets, secure leases, and re-lease those assets whose leases expire during the life of the Partnership is subject to many factors, and the Partnership's performance during the year ended December 31, 1996 is not necessarily indicative of future periods. During the year ended December 31, 1996, the Partnership distributed $9.7 million to the limited partners, or $1.80 per weighted-average limited partnership unit.

(E) Geographic Information

Certain of the Partnership's equipment operates in international markets. Although these operations expose the Partnership to certain currency, political, credit, and economic risks, the General Partner believes these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in U.S. dollars. Political risks are minimized by avoiding operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by U.S. banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to Note 3 to the financial statements for information on the revenues, income, and net book value of equipment in various geographic regions.

Revenues and net operating income by geographic region are impacted by the time period the asset is owned and the useful life ascribed to the asset for depreciation purposes. Net income (loss) from equipment is significantly impacted by depreciation charges, which are greatest in the early years of ownership due to the use of the double-declining balance method of depreciation. The relationships of geographic revenues, net income (loss), and net book value of equipment are expected to change significantly in the future, as assets come off lease and decisions are made to either redeploy the assets in the most advantageous geographic location or sell the assets.

The Partnership's owned equipment on lease to U.S.-domiciled lessees consists of aircraft, modular buildings, trailers, and railcars. During 1997, U.S. lease revenues accounted for 24% of the total lease revenues of wholly and partially owned equipment and accounted for $1.9 million of the aggregate net income for the Partnership.

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to Canadian-domiciled lessees consisted of various aircraft and railcars. During 1997, Canadian lease revenues accounted for 18% of the total lease revenues of wholly and partially owned equipment and accounted for $0.3 million of the total aggregate net income for the Partnership. These aircraft will be on lease beyond the year 2000, and are expected to generate higher net profit in the future as depreciation charges decline.

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to South American-domiciled lessees consisted of aircraft. During 1997, South American lease revenues accounted for 13% of the total lease revenues of wholly and partially owned equipment and generated a net loss of $0.5 million.

The Partnership's investment in equipment owned by a USPE, on lease to a lessee in Europe, consisted of commercial aircraft, aircraft engines, and aircraft rotable components, and accounted for 14% of lease revenues of wholly and partially owned equipment. This operation generated net income of $1.5 million.

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to lessees in the rest of the world consisted of marine vessels and a rig. During 1997, lease revenues for these operations accounted for 31% of the total lease revenues of wholly and partially owned equipment and generated a net loss of $0.3 million.

(F)  Year 2000 Compliance

The General Partner is currently addressing the Year 2000 computer software issue. The General Partner is creating a timetable for carrying out any program modifications that may be required. The General Partner does not anticipate that the cost of these modifications allocable to the Partnership will be material.

(G)  Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued two new statements: SFAS No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a public company's operating segments and related disclosures about its products, services, geographic areas, and major customers. Both statements are effective for the Partnership's fiscal year ended December 31, 1998, with earlier application permitted. The effect of adoption of these statements will be limited to the form and content of the Partnership's disclosures and will not impact the Partnership's results of operations, cash flow, or financial position.


(H)  Inflation

There was no significant impact on the Partnership's operations as a result of inflation during 1997, 1996, or 1995.

(I)  Forward-Looking Information

Except for historical information contained herein, the discussion in this Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership's plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. The Partnership's actual results could differ materially from those discussed here.

(J)  Outlook for the Future

Several factors may affect the Partnership's operating performance in 1998 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors. In 1997, market conditions, supply and demand equilibrium, and other factors varied in several markets. In the dry over-the-road trailer markets, strong demand produced high utilization and returns. The rail markets can be generally categorized by increasing rates, as the demand for equipment is increasing faster than new additions net of retirements. The marine vessel market generally remained soft with supply growth outpacing demand. Finally, demand for narrowbody Stage II aircraft, such as those owned by the Partnership, has increased, as expected savings from newer narrowbody aircraft have not materialized and deliveries of the newer aircraft have slowed down. These different markets have had individual effects on the performance of Partnership equipment, in some cases resulting in declining performance and in others in improved performance.

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of some of these factors makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continually monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may make an evaluation to reduce the Partnership's exposure to those equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return. Alternatively, the General Partner may make a determination to enter those equipment markets in which it perceives opportunities to profit from supply/demand instabilities or other market imperfections.

The Partnership intends to use excess cash flow, if any, after payment of expenses, loan principal, and cash distributions to acquire additional equipment during the first seven years of Partnership operations. The General Partner believes that these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.

(1)      Repricing and Reinvestment Risk

Certain of the Partnership's aircraft, marine vessels, and trailers will be remarketed in 1998 as existing leases expire, exposing the Partnership to some repricing risk/opportunity. Additionally, the General Partner may elect to sell certain underperforming equipment or equipment whose continued operation may become prohibitively expensive. In either case, the General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time, and cannot accurately assess the effect of such activity on future Partnership performance. The proceeds from the sold or liquidated equipment will be redeployed to purchase additional equipment, as the Partnership is in its reinvestment phase.

(2)      Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Currently, the General Partner has observed rising insurance costs to operate certain vessels in U.S. ports, resulting from implementation of the U.S. Oil Pollution Act of 1990. Ongoing changes in the regulatory environment, both in the United States and internationally, cannot be predicted with accuracy, and preclude the General Partner from determining the impact of such changes on Partnership operations, purchases, or sale of equipment.

(3)      Additional Capital Resources and Distribution Levels

The Partnership's initial contributed capital was composed of the proceeds from its initial offering, supplemented later by permanent debt in the amount of $23.0 million. The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above. The Partnership intends to rely on operating cash flow to meet its operating obligations, make cash distributions to limited partners, and increase the Partnership's equipment portfolio with any remaining surplus cash available.

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

The General Partner believes the current level of distributions to the partners can be maintained throughout 1998 using cash from operations and undistributed available cash from prior periods, if necessary. Subsequent to this period, the General Partner will evaluate the level of distributions the Partnership can sustain over extended periods of time and, together with other considerations, may adjust the level of distributions accordingly. In the long term, the difficulty in predicting market conditions precludes the General Partner from accurately determining the impact of changing market conditions on liquidity or distribution levels.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnership are listed in the Index to Financial Statements included in Item 14(a) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PLM INTERNATIONAL AND PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM International (and key executive officers of its subsidiaries) and of PLM Financial Services, Inc. are as follows:


Name                                     Age                   Position
-------------------------------------------------------------------------------------------------------------------------

Robert N. Tidball                        59                    Chairman of the Board, Director, President,
                                                               and Chief Executive Officer, PLM International, Inc.;
                                                               Director, PLM Financial Services, Inc.;
                                                               Vice President, PLM Railcar Management Services, Inc.;
                                                               President, PLM Worldwide Management Services Ltd.

Randall L.-W. Caudill                    50                    Director, PLM International, Inc.

Douglas P. Goodrich                      51                    Director and Senior Vice President, PLM International;
                                                               Director and President, PLM Financial Services, Inc.;
                                                               President, PLM Transportation Equipment Corporation;
                                                               President, PLM Railcar Management Services, Inc.

Harold R. Somerset                       63                    Director, PLM International, Inc.

Robert L. Witt                           57                    Director, PLM International, Inc.

J. Michael Allgood                       49                    Vice President and Chief Financial Officer,
                                                               PLM International, Inc. and PLM Financial Services, Inc.

Stephen M. Bess                          51                    President, PLM Investment Management, Inc.
                                                               and PLM Securities Corp.;
                                                               Vice President and Director,
                                                               PLM Financial Services, Inc.

Richard K Brock                          35                    Vice President and Corporate Controller,
                                                               PLM International, Inc. and PLM Financial Services, Inc.

Frank Diodati                            43                    President, PLM Railcar Management Services Canada Limited

Steven O. Layne                          43                    Vice President, PLM Transportation Equipment Corporation;
                                                               Vice President, PLM Worldwide Management Services Ltd.

Susan C. Santo                           35                    Vice President, Secretary, and General Counsel,
                                                               PLM International, Inc. and PLM Financial Services, Inc.

Thomas L. Wilmore                        55                    Vice President, PLM Transportation Equipment Corporation;
                                                               Vice President, PLM Railcar Management Services, Inc.



Robert N. Tidball was appointed Chairman of the Board in August 1997 and President and Chief Executive Officer of PLM International in March 1989. At the time of his appointment to President and Chief Executive Officer, he was Executive Vice President of PLM International. Mr. Tidball became a director of PLM International in April 1989. Mr. Tidball was appointed Director of PLM Financial Services, Inc. in July 1997 and was elected President of PLM Worldwide Management Services Limited in February 1998. He has served as an officer of PLM Railcar Management Services, Inc. since June 1987. Mr. Tidball was Executive Vice President of Hunter Keith, Inc., a Minneapolis-based investment banking firm, from March 1984 to January 1986. Prior to Hunter Keith, he was Vice President, General Manager, and Director of North American Car Corporation and a director of the American Railcar Institute and the Railway Supply Association.

Randall L.-W. Caudill was elected to the Board of Directors in September 1997. He is President of Dunsford Hill Capital Partners, a San Francisco-based financial consulting firm serving emerging growth companies in the United States and abroad, as well as a senior advisor to the investment banking firm of Prudential Securities, where he has been employed since 1987. Mr. Caudill also serves as a director of VaxGen, Inc. and SBE, Inc.

Douglas P. Goodrich was elected to the Board of Directors in July 1996, appointed Senior Vice President of PLM International in March 1994, and appointed Director and President of PLM Financial Services, Inc. in June 1996. Mr. Goodrich has also served as Senior Vice President of PLM Transportation Equipment Corporation since July 1989 and as President of PLM Railcar Management Services, Inc. since September 1992, having been a senior vice president since June 1987. Mr. Goodrich was an executive vice president of G.I.C. Financial Services Corporation, a subsidiary of Guardian Industries Corporation of Chicago, Illinois, from December 1980 to September 1985.

Harold R. Somerset was elected to the Board of Directors of PLM International in July 1994. From February 1988 to December 1993, Mr. Somerset was President and Chief Executive Officer of California & Hawaiian Sugar Corporation (C&H Sugar), a recently acquired subsidiary of Alexander & Baldwin, Inc. Mr. Somerset joined C&H Sugar in 1984 as Executive Vice President and Chief Operating Officer, having served on its Board of Directors since 1978, a position in which he continues to serve. Between 1972 and 1984, Mr. Somerset served in various capacities with Alexander & Baldwin, Inc., a publicly held land and agriculture company headquartered in Honolulu, Hawaii, including Executive Vice President of Agriculture and Vice President, General Counsel, and Secretary. In addition to a law degree from Harvard Law School, Mr. Somerset also holds degrees in civil engineering from the Rensselaer Polytechnic Institute and in marine engineering from the US Naval Academy. Mr. Somerset also serves on the boards of directors for various other companies and organizations, including Longs Drug Stores, Inc., a publicly held company.

Robert L. Witt was elected to the Board of Directors in June 1997. Since 1993, Mr. Witt has been a principal with WWS Associates, a consulting and investment group specializing in start-up situations and private organizations about to go public. Prior to that, he was Chief Executive Officer and Chairman of the Board of Hexcel Corporation, an international advanced materials company with sales primarily in the aerospace, transportation, and general industrial markets. Mr. Witt also serves on the boards of directors for various other companies and organizations.

J. Michael Allgood was appointed Vice President and Chief Financial Officer of PLM International in October 1992 and Vice President and Chief Financial Officer of PLM Financial Services, Inc. in December 1992. Between July 1991 and October 1992, Mr. Allgood was a consultant to various private and public-sector companies and institutions specializing in financial operations systems development. In October 1987, Mr. Allgood co-founded Electra Aviation Limited and its holding company, Aviation Holdings Plc of London, where he served as Chief Financial Officer until July 1991. Between June 1981 and October 1987, Mr. Allgood served as a first vice president with American Express Bank Ltd. In February 1978, Mr. Allgood founded and until June 1981 served as a director of Trade Projects International/Philadelphia Overseas Finance Company, a joint venture with Philadelphia National Bank. From March 1975 to February 1978, Mr. Allgood served in various capacities with Citibank, N.A.

Stephen M. Bess was appointed Director of PLM Financial Services, Inc. in July 1997. Mr. Bess was appointed President of PLM Securities Corporation in June 1996 and President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. Mr. Bess served as Corporate Controller of PLM, Inc. beginning in December 1982. Mr. Bess was Vice President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corporation, a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

Richard K Brock was appointed Vice President and Corporate Controller of PLM International and PLM Financial Services, Inc. in June 1997, having served as an accounting manager beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994. Mr. Brock was a division controller of Learning Tree International, a technical education company, from February 1988 through July 1991.

Frank Diodati was appointed President of PLM Railcar Management Services Canada Limited in 1986. Previously, Mr. Diodati was Manager of Marketing and Sales for G.E. Railcar Services Canada Limited.

Steven O. Layne was appointed Vice President of PLM Transportation Equipment Corporation's Air Group in November 1992, and was appointed Vice President and Director of PLM Worldwide Management Services Limited in September 1995. Mr. Layne was its Vice President, Commuter and Corporate Aircraft beginning in July 1990. Prior to joining PLM, Mr. Layne was Director of Commercial Marketing for Bromon Aircraft Corporation, a joint venture of General Electric Corporation and the Government Development Bank of Puerto Rico. Mr. Layne is a major in the United States Air Force Reserves and a senior pilot with 13 years of accumulated service.

Susan C. Santo became Vice President, Secretary, and General Counsel of PLM International and PLM Financial Services, Inc. in November 1997. She has worked as an attorney for PLM International since 1990 and served as its Senior Attorney since 1994. Previously, Ms. Santo was engaged in the private practice of law in San Francisco. Ms. Santo received her J.D. from the University of California, Hastings College of the Law.

Thomas L.  Wilmore was  appointed  Vice  President,  Rail of PLM  Transportation
Equipment Corporation in March 1994, and has served as Vice President of Marketing for PLM Railcar Management Services, Inc. since May 1988. Prior to joining PLM, Mr. Wilmore was Assistant Vice President and Regional Manager for MNC Leasing Corporation in Towson, Maryland from February 1987 to April 1988. From July 1985 to February 1987, he was President and co-owner of Guardian Industries Corporation, Chicago, and between December 1980 and July 1985, Mr. Wilmore was an executive vice president for its subsidiary, G.I.C. Financial Services Corporation. Mr. Wilmore also served as Vice President of Sales for Gould Financial Services, located in Rolling Meadows, Illinois, from June 1978 to December 1980.

The directors of PLM International are elected for a three-year term and the directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM International or PLM Financial Services, Inc.

ITEM 11.          EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 1997.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (A)      Security Ownership of Certain Beneficial Owners

The General Partner is generally entitled to a 5% interest in the profits and losses and distributions of the Partnership. As of December 31, 1997, no investor was known by the General Partner to beneficially own more than 5% of the units of the Partnership.

     (B)      Security Ownership of Management

         Neither the General Partner and its affiliates nor any executive officer or director of the General Partner and its affiliates owned any units of the Partnership as of December 31, 1997.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (A)      Transactions with Management and Others

         During 1997, the Partnership paid or accrued the following fees to FSI or its affiliates: management fees, $0.7 million; equipment acquisition fees, $0.2 million; and lease negotiation fees, $36,000. The Partnership reimbursed FSI or its affiliates $0.6 million for administrative and data processing services performed on behalf of the Partnership during 1997.

         During 1997, the USPEs paid or accrued the following fees to FSI or its affiliates (based on the Partnership's proportional share of ownership): management fees, $0.5 million, and administrative and data processing services, $0.2 million. The USPEs also paid Transportation Equipment Indemnity Company Ltd. (TEI), a wholly owned, Bermuda-based subsidiary of PLM International, $0.2 million for insurance coverages during 1997; these amounts were paid substantially to third-party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International, which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI.

     (B)      Certain Business Relationships

         None.

     (C)      Indebtedness of Management

         None.

     (D)      Transactions with Promoters

         None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A)      1.  Financial Statements

              The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

     (B) Reports on Form 8-K

         None.

     (C)    Exhibits

      4. Limited Partnership Agreement of Partnership. Incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-55796), which became effective with the Securities and Exchange Commission on May 25, 1993.

      10.1 Management Agreement between Partnership and PLM Investment Management, Inc., incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-55796), which became effective with the Securities and Exchange Commission on May 25, 1993.

      10.2 Note Agreement, dated as of December 1, 1995, regarding $23.0 million of 7.27% senior notes due December 21, 2005

      10.3 Third Amended and Restated Warehousing Credit Agreement, dated as of December 2, 1997, with First Union National Bank of North Carolina and others.

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


Dated: March 20, 1998              PLM EQUIPMENT GROWTH & INCOME FUND VII
                                   PARTNERSHIP

                                   By:      PLM Financial Services, Inc.
                                            General Partner


                                   By:      /s/ Douglas P. Goodrich
                                            ---------------------------
                                            Douglas P. Goodrich
                                            President and Director


                                   By:      /s/ Richard K Brock
                                            ---------------------------
                                            Richard K Brock
                                            Vice President and
                                            Corporate Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                              Capacity                     Date



*_______________________
Robert N. Tidball                 Director, FSI               March 20, 1998



*_______________________
Douglas P. Goodrich               Director, FSI               March 20, 1998



*_______________________
Stephen M. Bess                   Director, FSI               March 20, 1998


*Susan Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above, pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.


/s/ Susan Santo
---------------------
Susan Santo
Attorney-in-Fact

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                             Page

Report of Independent Auditors                                 29

Balance sheets as of December 31, 1997 and 1996                30

Statements of operations for the years ended
     December 31, 1997, 1996, and 1995                         31

Statements of changes in partners' capital for the
     years ended December 31, 1997, 1996, and 1995             32

Statements of cash flows for the years ended December 31, 1997,
     1996, and 1995                                            33

Notes to financial statements                             34 - 42


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth & Income Fund VII as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


/S/ KPMG PEAT MARWICK LLP
-----------------------------------


SAN FRANCISCO, CALIFORNIA
March 12, 1998

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                                 BALANCE SHEETS
                                  December 31,
                 (in thousands of dollars, except unit amounts)




                                                                            1997                1996
                                                                      ------------------------------------
Assets:

Equipment held for operating leases, at cost                            $    58,844         $    67,441
Less accumulated depreciation                                               (24,650)            (21,494)
                                                                      ------------------------------------
                                                                             34,194              45,947
Equipment held for sale                                                       4,148                  --
                                                                      ----------------------------------
    Net equipment                                                            38,342              45,947

Cash and cash equivalents                                                     9,327               2,468
Restricted cash                                                                 191                 158
Accounts receivable, less allowance for doubtful accounts
    of $522 in 1997 and $330 in 1996                                            887               1,214
Investments in unconsolidated special-purpose entities                       31,377              37,141
Lease negotiation fees to affiliate, less accumulated
    amortization of $222 in 1997 and $466 in 1996                                93                 184
Debt issuance costs, less accumulated amortization
    of $52 in 1997 and $27 in 1996                                              203                 228
Prepaid expenses                                                                 49                  58
                                                                      ------------------------------------

Total assets                                                            $    80,469         $    87,398
                                                                      ====================================


                                   Liabilities and partners' capital:


Liabilities:
Accounts payable and accrued expenses                                   $       367         $       296
Due to affiliates                                                             4,563                 605
Short-term note payable                                                          --               2,000
Lessee deposits and reserve for repairs                                       1,477               1,360
Notes payable                                                                23,000              23,000
                                                                      ------------------------------------
  Total liabilities                                                          29,407              27,261
                                                                      ------------------------------------

Partners' capital:
Limited partners (5,370,297 limited partnership units
    as of December 31, 1997 and 1996)                                        51,062              60,137
General Partner                                                                  --                  --
                                                                      ------------------------------------
  Total partners' capital                                                    51,062              60,137
                                                                      ------------------------------------

Total liabilities and partners' capital                                 $    80,469         $    87,398
                                                                      ====================================




                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
                        For the Years Ended December 31,
        (In thousands of dollars, except weighted-average unit amounts)




                                                                   1997              1996              1995
                                                              ---------------------------------------------------
Revenues:

Lease revenue                                                  $    12,605       $    12,227       $    18,081
Interest and other income                                              327               434               375
Net gain on disposition of equipment                                 1,803                42               182
                                                              ---------------------------------------------------
  Total revenues                                                    14,735            12,703            18,638

Expenses:

Depreciation and amortization                                        8,994             9,041            14,409
Repairs and maintenance                                              1,492             1,692             1,483
Interest expense                                                     1,691             1,681               291
Management fees to affiliate                                           709               744               971
Equipment operating expenses                                            50                48               915
Insurance expense to affiliate                                          --                --               141
Other insurance expenses                                                87                88               225
General and administrative expenses to affiliates                      649               582               616
Other general and administrative expenses                              429               780               534
Bad debt expense                                                       254               143               245
                                                              ---------------------------------------------------
  Total expenses                                                    14,355            14,799            19,830
                                                              ---------------------------------------------------

Equity in net income (loss) of unconsolidated
    special-purpose entities                                           721              (880)               --
                                                              ---------------------------------------------------

Net income (loss)                                              $     1,101       $    (2,976)      $    (1,192)
                                                              ===================================================

Partners' share of net income (loss):

Limited partners                                               $       593       $    (3,485)      $    (1,662)
General Partner                                                        508               509               470
                                                              ---------------------------------------------------

Total                                                          $     1,101       $    (2,976)      $    (1,192)
                                                              ===================================================

Net income (loss) per weighted-average limited
    partnership unit (5,370,297 units as of
    December 31, 1997, 1996, and 1995)                         $      0.11       $     (0.65)      $     (0.31)
                                                              ===================================================

Cash distribution                                              $    10,176       $    10,178       $     9,627
                                                              ===================================================

Cash distribution per weighted-average
    limited partnership unit                                   $      1.80       $      1.80       $       N/A
                                                              ===================================================



                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership) STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For the Years
                    Ended December 31, 1997, 1996, and 1995
                           (In thousands of dollars)




                                                     Limited             General
                                                     Partners            Partners             Total
                                                 --------------------------------------------------------

Partners' capital as of December 31, 1994          $    66,996         $        --         $   66,996

Partners' capital contribution                          18,874                  --             18,874

Underwriting commission to affiliate                    (1,320)                 --             (1,320 )

Syndication costs to affiliates                           (440)                 --               (440 )

                                                 --------------------------------------------------------
Partners' capital contribution, net                     17,114                  --             17,114

Net income (loss)                                       (1,662)                470             (1,192 )

Cash distribution                                       (9,157)               (470)            (9,627 )
                                                 --------------------------------------------------------

  Partners' capital as of December 31, 1995             73,291                  --             73,291

Net income (loss)                                       (3,485)                509             (2,976 )

Cash distribution                                       (9,669)               (509)           (10,178 )
                                                 --------------------------------------------------------

  Partners' capital as of December 31, 1996             60,137                  --             60,137

Net income                                                 593                 508              1,101

Cash distribution                                       (9,668)               (508)           (10,176 )

                                                 --------------------------------------------------------
  Partners' capital as of December 31, 1997        $    51,062         $        --         $   51,062
                                                 ========================================================







                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
   STATEMENTS OF CASH FLOWS For the Years Ended December 31, (In thousands of dollars)



                                                                              1997           1996            1995
                                                                        -----------------------------------------------
Operating activities:

Net income (loss)                                                         $     1,101     $    (2,976 )    $    (1,192)
Adjustments to reconcile net income (loss)
      to net cash provided by (used in ) operating activities:
  Depreciation and amortization                                                 8,994           9,041           14,409
  Net gain on disposition of equipment                                         (1,803)            (42 )           (182)
  Equity in net (income) loss from unconsolidated
    special-purpose entities                                                     (721)            880               --
  Changes in operating assets and liabilities:
    Restricted cash                                                               (33)            243               --
    Accounts receivable, net                                                      324            (505 )         (1,493)
    Prepaid expenses                                                                9             (18 )            (30)
    Accounts payable and accrued expenses                                          71              26              239
    Due to affiliates                                                             376              92               39
    Lessee deposits and reserve for repairs                                       117             240            1,211
                                                                        -------------------------------------------------
      Net cash provided by operating activities                                 8,435           6,981           13,001
                                                                        -------------------------------------------------

Investing activities:
Payments for purchase of equipment                                             (3,700)         (9,020 )        (29,737)
Investment in and equipment purchased and placed in
    unconsolidated special-purpose entities                                      (683)         (8,029 )             --
Distribution from unconsolidated special-purpose entities                       7,168           8,697               --
Payments of acquisition fees to affiliate                                        (162)           (402 )         (1,690)
Payments of lease negotiation fees to affiliate                                   (36)            (90 )           (375)
Proceeds from equipment disposals                                               4,431             569            1,210
                                                                        -------------------------------------------------
      Net cash provided by (used in) investing activities                       7,018          (8,275 )        (30,592)
                                                                        -------------------------------------------------

Financing activities:
Partners' capital contributions, net of
    syndication and underwriting costs                                             --              --           17,114
Increase (decrease) due to affiliates                                           3,582              --             (262)
Cash distribution paid to limited partners                                     (9,668)         (9,669 )         (9,157)
Cash distribution paid to General Partner                                        (508)           (509 )           (470)
Decrease in subscriptions in escrow                                                --              --           (4,239)
Decrease in restricted cash from subscriptions in escrow                           --              --            4,010
Proceeds from notes payable                                                        --              --           23,000
Proceeds from short-term note payable                                              --           2,000               --
Principal payments on short-term note payable                                  (2,000)             --               --
Payments of debt issuance costs                                                    --             (25 )           (230)
                                                                        ------------------
                                                                                        ---------------------------------
      Net cash (used in) provided by financing activities                      (8,594)         (8,203 )         29,766
                                                                        -------------------------------------------------
Net increase (decrease) in cash and cash equivalents                            6,859          (9,497 )         12,175
Cash and cash equivalents at beginning of period (see Note 4)                   2,468          11,965              199
                                                                        -------------------------------------------------
Cash and cash equivalents at end of period                                $     9,327     $     2,468      $    12,374
                                                                        =================================================

Supplemental information:
Interest paid                                                             $     1,664     $     1,774      $       188
                                                                        =================================================
Supplemental disclosure of noncash investing and financing activities:
  Sale proceeds included in accounts receivable                           $        47     $        50      $       213
                                                                        =================================================


                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1997

1.   Basis of Presentation
     Organization

PLM Equipment Growth & Income Fund VII, a California limited partnership (the Partnership), was formed on December 2, 1992 to engage in the business of owning, leasing, or otherwise investing in predominately used transportation-related equipment. PLM Financial Services, Inc. (FSI) is the General Partner of the Partnership. FSI is a wholly-owned subsidiary of PLM International, Inc. (PLM International).

The Partnership will terminate on December 31, 2013, unless terminated earlier upon sale of all equipment or by certain other events. Beginning in the Partnership's seventh year of operations, which commences on January 1, 2002, the General Partner will stop reinvesting excess cash, if any, which, less reasonable reserves, will be distributed to the partners. Beginning in the Partnership's ninth year of operations, the General Partner intends to begin an orderly liquidation of the Partnership's assets. The General Partner anticipates that the liquidation of the assets will be completed by the end of the Partnership's tenth year of operations.

     FSI manages the affairs of the Partnership. The net income (loss) and distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner, subject to certain special allocations (see Net Income (Loss) and Distribution per Limited Partnership Unit, below). The General Partner is also entitled to receive a subordinated incentive fee after the limited partners receive a minimum return on, and a return of, their invested capital.

The partnership agreement includes a redemption provision. Upon the conclusion of the 30-month period immediately following the termination of the offering, beginning October 25, 1997, the Partnership may, at the General Partner's sole discretion, redeem up to 2% of the outstanding units each year. The purchase price to be offered by the Partnership for outstanding units will be equal to 105% of the amount unitholders paid for the units, less the amount of cash distributions unitholders have received relating to such units.

As of December 31, 1997, the Partnership agreed to repurchase approximately 46,000 units for an aggregate price of approximately $0.7 million. The General Partner anticipates that these units will be repurchased in the first and second quarters of 1998.

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

     Operations

The equipment of the Partnership is managed, under a continuing management agreement, by PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of the General Partner. IMI receives a monthly management fee from the Partnership for managing the equipment (see Note 2). FSI, in conjunction with its subsidiaries, sells transportation equipment to investor programs and third parties, manages pools of transportation equipment under agreements with investor programs, and is a general partner of other programs.

     Accounting for Leases

The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term. Lease origination costs are capitalized and amortized over the term of the lease.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1997

1.   Basis of Presentation (continued)

     Depreciation and Amortization

     Depreciation of transportation equipment held for operating leases is computed on the double- declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars and 12 years for all other types of equipment. The depreciation method is changed to straight line when annual depreciation expense using the straight- line method exceeds that calculated by the double-declining balance method. Certain aircraft are depreciated under the double-declining balance depreciation method over the lease term. Acquisition fees and other acquisition costs have been capitalized as part of the cost of the equipment. Lease negotiation fees are amortized over the initial equipment lease term. Debt issuance costs are amortized over the term of the related debt (see Note 5). Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the estimated remaining life of the equipment.

Transportation Equipment

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). In accordance with SFAS 121, the General Partner reviews the carrying value of the Partnership's equipment at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No reductions to the carrying value of equipment were required during either 1997 or 1996.

Equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale.

     Investments in Unconsolidated Special-Purpose Entities (USPEs)

The Partnership has interests in unconsolidated special-purpose entities that own transportation and related equipment. These interests are accounted for using the equity method.

The Partnership's investment in unconsolidated special-purpose entities includes acquisition and lease negotiation fees paid by the Partnership to PLM Transportation Equipment Corporation (TEC) and PLM Worldwide Management Services
(WMS). TEC is a wholly-owned subsidiary of FSI and WMS is a wholly-owned subsidiary of PLM International. The Partnership's equity interest in the net income of USPEs is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC or WMS.

     Repairs and Maintenance

Maintenance  costs are usually  the  obligation  of the lessee.  If they are not covered by the lessee, they are generally charged against operations as incurred. To meet the maintenance requirements of certain aircraft airframes and engines, reserve accounts are prefunded by the lessee. Estimated costs associated with marine vessel dry docking are accrued and charged to income ratably over the period prior to such dry docking. The reserve accounts are included in the balance sheet as lessee deposits and reserve for repairs.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1997

1.   Basis of Presentation (continued)

     Net Income (Loss) and Distribution per Limited Partnership Unit

     The net income (loss) and distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner. Gross income in each year is specially allocated to the General Partner in an amount equal to the lesser of (i) the deficit balance, if any, in the General Partner's capital account, calculated under generally accepted accounting principles using the straight-line method of depreciation, and
     (ii) the deficit balance, if any, in the General Partner's capital account, calculated under federal income tax regulations. The limited partners' net income (loss) and distribution are allocated among the limited partners based on the number of units owned by each limited partner and on the number of days of the year each limited partner is in the Partnership. The Partnership began computing net income (loss) per unit beginning in the first calendar year after the closing of the offering. The Partnership believes disclosure of per unit data prior to this date is not meaningful.

     Cash distributions are recorded when paid. Monthly unitholders receive a distribution check 15 days after the close of the previous month's business and quarterly unitholders receive a distribution check 45 days after the close of the quarter.

Cash distributions to investors in excess of net income are considered to represent a return of capital. Cash distributions to the limited partners of $9.1 million in 1997 were deemed to be a return of capital. All cash distributions to the limited partners in 1996 and 1995 were deemed to be a return of capital.

Cash distributions relating to the fourth quarter of 1997, 1996, and 1995, of $1.4 million for each year, were paid during the first quarter of 1998, 1997, and 1996, respectively.

     Cash and Cash Equivalents

The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents.

     Restricted Cash

     At December 31, 1997 and 1996, restricted cash represents lessee security deposits held by the Partnership.

2.   General Partner and Transactions with Affiliates

     An officer of PLM Securities Corp. (PLM Securities), a wholly-owned subsidiary of the General Partner, contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI, subject to certain reductions, receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPEs equal to the lesser of (i) the fees that would be charged by an independent third party for similar services for similar equipment or (ii) the total (A) for that equipment for which IMI provides only basic equipment management services, (a) 2% of the gross lease revenues, as defined in the agreement, attributable to equipment that is subject to full payout net leases and (b) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, and (B) for that equipment for which IMI provides supplemental equipment management services, 7% of the gross lease revenues attributable to such equipment. Partnership management fees payable were $0.1 million as of December 31, 1997 and 1996. The Partnership's proportional share of USPE management fees of $0.2 million and $0.1 million were payable as of December 31, 1997 and 1996, respectively. The
     Partnership's proportional share of USPE management fees expense during 1997 and 1996 was $0.5 million and

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1997

2.         General Partner and Transactions with Affiliates (continued)

     $0.5 million, respectively. The Partnership reimbursed FSI $0.6 million during 1997, 1996, and 1995 for data processing expenses and administrative services performed on behalf of the Partnership. The Partnership's proportional share of USPE data processing and administrative expenses was $0.2 million and $0.1 million during 1997 and 1996, respectively. The Partnership paid Transportation Equipment Indemnity Company, Ltd. (TEI), which provides marine insurance coverage and other insurance brokerage services, $0.1 million in 1995. No fees for owned equipment were paid to TEI in 1997 or 1996. The Partnership's proportional share of USPE marine insurance coverage paid to TEI was $0.2 during 1997 and 1996. TEI is an affiliate of the General Partner. A substantial portion of this amount was paid to third-party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International, which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI. PLM Securities earned underwriting commissions relating to the sale of limited partnership units of $1.3 million, including amounts paid relating to subscriptions in escrow (see Note 1) in 1995 (of which $1.2 million was paid to third-party broker dealers in 1995).

     The Partnership and USPEs paid or accrued lease negotiation and equipment acquisition fees of $0.2 million, $0.9 million, and $1.6 million during 1997, 1996, and 1995, respectively, to TEC and WMS. Also, organization and syndication costs of $440,000, including amounts paid relating to subscriptions in escrow (see Note 1), were paid or accrued to FSI and PLM Securities as reimbursement for costs incurred by them related to the formation of the Partnership in 1995.

     TEC will also be entitled to receive an equipment liquidation fee equal to the lesser of (i) 3% of the sales price of equipment sold on behalf of the Partnership or (ii) 50% of the "Competitive Equipment Sale Commission," as defined in the agreement, if certain conditions are met. In certain circumstances, the General Partner will be entitled to a monthly re-lease fee for re-leasing services following the expiration of the initial lease, charter, or other contract for certain equipment equal to the lesser of (a) the fees that would be charged by an independent third party for comparable services for comparable equipment or (b) 2% of gross lease revenues derived from such re-lease, provided, however, that no re-lease fee shall be payable if such re-lease fee would cause the combination of the equipment management fee paid to IMI and the re-lease fee with respect to such transaction to exceed 7% of gross lease revenues. In certain circumstances the General Partner will be entitled to a debt placement fee equal to 1% of the principal balance borrowed.

     As of December 31, 1997, approximately 80% of the Partnership's trailer equipment operated in rental yards owned and maintained by PLM Rental, Inc., the short-term trailer rental subsidiary of PLM International doing business as PLM Trailer Leasing. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of other indirect expenses of the rental yard operations is charged to the Partnership monthly.

     The Partnership owned certain equipment in conjunction with affiliated partnerships during 1997 and 1996 (see Note 4).

     The balance due to affiliates as of December 31, 1997 includes $0.1 million due to FSI and its affiliates for management fees and $4.5 million due to affiliated USPEs. During January 1998, $3.5 million was paid to the affiliated USPE. The balance due to affiliates at December 31, 1996 includes $0.1 million due to FSI and its affiliates for management fees and a net of $0.5 million due to USPEs.

                     PLM Equipment Growth & Income Fund VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1997

3.   Equipment

     The components of equipment as of December 31, 1997 and 1996 are as follows (in thousands of dollars):


Equipment Held for Operating Leases                 1997              1996
--------------------------------------------- -----------------------------------

Marine vessels                                  $    22,212        $   22,212
Trailers                                             18,111            14,547
Railcars                                             10,063            10,053
Aircraft                                              8,305            15,933
Modular buildings                                       153             4,696
                                              -----------------------------------
                                                     58,844            67,441
Less accumulated depreciation                       (24,650)          (21,494 )
                                              -----------------------------------
                                                     34,194            45,947
Equipment held for sale                               4,148                --
                                              ------------------------------------
  Net equipment                                 $    38,342        $   45,947
                                              ===================================

     Revenues are earned by placing the equipment under operating leases. As of December 31, 1997, all equipment in the Partnership's portfolio was on lease or operating in PLM-affiliated short-term trailer rental yards, except for two commuter aircraft that are currently being held for sale, with a net book value of $4.1 million, and a railcar with a net book value of $17,000. As of December 31, 1996, all equipment in the Partnership's portfolio was on lease or operating in PLM-affiliated short-term trailer rental yards, except for five railcars with a net book value of $0.1 million.

     During 1997, the Partnership sold or disposed of modular buildings and trailers with an aggregate net book value of $2.6 million for proceeds of $4.4 million.

     During 1996, the Partnership sold or disposed of modular buildings and trailers with an aggregate net book value of $0.2 million for proceeds of $0.3 million. The Partnership also sold trailers, which were held for sale as of December 31, 1995, with a net book value of $0.2 million at the date of sale, for proceeds of $0.2 million.

     Periodically, PLM International will purchase groups of assets whose ownership may be allocated among affiliated partnerships and PLM International. Generally in these cases, only assets that are on lease will be purchased by the affiliated partnerships. PLM International will generally assume the ownership and remarketing risks associated with off-lease equipment. Allocation of the purchase price will be determined by a combination of third-party industry sources and recent transactions or published fair market value references. During 1996, PLM International realized $0.7 million of gains on the sale of 69 off-lease railcars purchased by PLM International as part of a group of assets in 1994 that had been allocated to the Partnership, PLM Equipment Growth Funds IV and VI, Professional Lease Management Income Fund I, LLC (Fund I), and PLM International. As of December 31, 1995, PLM International included these assets as held for sale. During 1995, PLM International realized $1.3 million in gains on sales of railcars and aircraft purchased by PLM International in 1994 and 1995 as part of a group of assets that had been allocated to the Partnership; PLM Equipment Growth Funds IV, V, and VI; Fund I; and PLM International.

     All leases are being accounted for as operating leases. Future minimum rent under noncancelable operating leases as of December 31, 1997 for the owned and partially owned equipment during each of the next five years are approximately $8.0 million, 1998; $5.6 million, 1999; $5.0 million, 2000; $3.6 million, 2001; $0.4 million, 2002; and $0.1 million, thereafter.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1997

3.   Equipment (continued)

     The Partnership owns certain equipment that is leased and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

     The Partnership leases or leased its aircraft, modular buildings, railcars, and trailers to lessees domiciled in four geographic regions: the United States, Canada, South America, and Europe. Marine vessels and the mobile offshore drilling unit are leased to multiple lessees in different regions that operate worldwide. The tables below set forth geographic information about the Partnership's owned equipment and investments in USPEs, grouped by domicile of the lessee as of and for the years ended December 31, 1997, 1996, and 1995 (in thousands of dollars):


             Region                  Investments in USPEs                      Owned Equipment
  -----------------------------------------------------------   -------------------------------------------
     Lease Revenues                  1997            1996             1997            1996            1995
 ------------------------------------------------------------   --------------------------------------------

   United States                    $    --          $    --           $  5,985      $    7,522       $    6,866
   Canada                               3,423           3,189             1,061             826              883
   South America                        1,181           1,181             2,021              --            1,181
   Europe                               3,530           3,530              --                --            1,177
   Rest of the world                    3,999           4,004             3,538           3,879            7,974
                                -------------------------------  ------------------------------------------------
     Total lease revenues           $  12,133        $ 11,904          $ 12,605      $   12,227       $   18,081
                                ===============================  ================================================

     The following table sets forth identifiable net income (loss) information by region for the owned equipment and investments in USPEs for the years ended December 31, 1997, 1996, and 1995 (in thousands of dollars):


              Region                    Investments in USPE                    Owned Equipment
  ------------------------------------------------------------  ------------------------------------------
      Net Income (Loss)                 1997           1996             1997            1996            1995
  ------------------------------- -----------------------------  ---------------------------------------------

   United States                     $     --       $     --       $  1,885         $   (590)     $     669
   Canada                                  91         (1,370)           258               89           (332)
   South America                           85            (97)          (544)              --           (348)
   Europe                                 1,545          981             --               --             25
   Rest of the world                     (1,000)        (394)           720              431           (597)
                                  -----------------------------  -----------------------------------------------
     Total identifiable income            721           (880)         2,319              (70)          (583)
   Administrative and other                --             --         (1,939)          (2,026)          (609)
                                  -----------------------------  -----------------------------------------------
       Total net income (loss)       $    721       $   (880)      $    380         $ (2,096)     $  (1,192)
                                  =============================  ===============================================

     The net book value of these assets as of December 31, 1997, 1996, and 1995 are as follows (in thousands of dollars):

              Region                      Investments in USPEs                      Owned Equipment
  ------------------------------ --------------------------------------- -------------------------------------
          Net Book Value             1997         1996          1995            1997         1996         1995
  -----------------------------------------------------------------------  ---------------------------------------

   United States                    $     682    $      --     $     --        $  15,500    $  29,199    $  26,565
   Canada                               7,669        9,612         8,285           2,519        2,608        2,004
   South America                        4,824        5,798         7,001           4,392           --           --
   Europe                               8,036        9,127        10,664              --           --           --
   Rest of the world                   10,166       12,604        12,739          11,783       14,140       16,968
                                -----------------------------------------  -----------------------------------------
                                       31,377       37,141        38,689          34,194       45,947       45,537
   Equipment held for sale                 --           --           --            4,148           --          156
                                -----------------------------------------  -----------------------------------------
     Total net book value           $  31,377    $  37,141     $  38,689       $  38,342    $  45,947    $  45,693
                                =========================================  =========================================


                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1997

3.   Equipment (continued)

     There were no lessees during 1997 and 1996 whose rent was 10% or greater of total revenues. The only lessee accounting for 10% or more of total revenues during 1995 was Wah Yuen Shipping, Inc. (21% in 1995).

4.   Investments in Unconsolidated Special-Purpose Entities (USPEs)

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

     The principal differences between the previous accounting method and the equity method concern the presentation of activities relating to these assets in the statement of operations. Whereas under the equity method of accounting the Partnership's proportionate share is presented as a single net amount, "equity in net income (loss) of unconsolidated special-purpose entities," under the previous method the Partnership's statement of operations reflected its proportionate share of each individual item of revenue and expense. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partners' capital or on the Partnership's net income (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated. However, certain items have been reclassified in the previously issued balance sheet to conform to the current-period presentation. The beginning cash and cash equivalent for 1996 is different from the ending cash and cash equivalent for 1995 on the statement of cash flows due to this reclassification.

     During the year ended December 31, 1997, the Partnership committed to purchase a 50% interest in a entity that will own a MD-82 Stage III commercial aircraft (the remaining interest to be held by an affiliated program) for $6.8 million. The Partnership made a deposit of $0.7 million toward this purchase that is included in the balance sheet as investments in USPEs as of December 31, 1997. The purchase of equipment was completed during January 1998. FSI was paid $0.4 million in 1998 for acquisition and lease negotiation fees for this equipment.

     During the year ended December 31, 1996, the Partnership purchased an interest in a trust owning five commercial aircraft for $5.6 million and an interest in an entity owning a rig (the remaining interest in this rig is held by two affiliated programs) for $2.0 million, and incurred acquisition and lease negotiation fees of $0.4 million to WMS.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1997

4.   Investments in Unconsolidated Special-Purpose Entities (continued)

     The following summarizes the financial information for the USPEs and the Partnership's interest therein as of and for the year ended December 31, 1997 and 1996 (in thousands of dollars):

                                              1997                             1996
                                          ------------                      -----------
                                                   Net Interest of Partnership        Net Interest of Partnership
                                      Total                             Total
                                      USPEs                             USPEs
                                 --------------------------------  --------------------------------


Net investments                    $    103,497     $     31,377     $     115,015     $     37,141

Lease revenues                           35,974           12,133            33,850           11,904
Net income (loss)                        10,130              721            (3,606 )           (880 )


     The net investment in USPEs includes the following jointly-owned equipment (and related assets and liabilities) as of December 31, 1997 and 1996 (in thousands of dollars):

                                                                                      1997           1996

                                                                                 ---------------------------------

    33% interest in two trusts that own three 737-200A commercial aircraft, two aircraft engines, and a portfolio of
                aircraft rotable                                                   $    8,036        $    9,126

    80% interest in an entity owning a bulk-carrier marine vessel                       6,014             7,362
    24% in a trust owning a 767-200ER commercial aircraft                               4,824             5,798
    50% interest in a trust that owns four 737-200A commercial aircraft                 4,362                --
    25% interest in a trust that owns four 737-200A commercial aircraft                 3,308             4,206


    44% interest in an entity owning a bulk-carrier marine vessel                       2,439             3,142
    10% interest in an entity owning a mobile offshore drilling unit                    1,712             2,100
    50% interest in an entity committed to purchase
                a DC-9 commercial aircraft                                                682                --
    33% interest in a trust that owns six 737-200A commercial aircraft                     --             5,407
                                          ----------------------------------------------------      ------------
        Net investments                                                            $   31,377        $   37,141
                                                                                 =============      ============

     The Partnership has beneficial interests in two USPEs that own multiple aircraft (Trusts). These Trusts contain provisions, under certain circumstances, for allocating specific aircraft to the beneficial owners. During December 1997, PLM Equipment Growth Funds IV and VI, both of which are affiliated partnerships and also held a beneficial interest in the Trusts, sold the commercial aircraft designated to them. During September 1996, PLM Equipment Growth Fund V, an affiliated partnership that also had a beneficial interest in the Trusts, renegotiated its senior loan agreement and was required, for loan collateral purposes, to withdraw the aircraft designated to it from the Trusts. The result was to restate the percentage ownership of the remaining beneficial owners of the Trusts beginning December 31, 1997 and September 30, 1996. This change had no effect on the income or loss recognized during 1997 or 1996.

5.   Notes Payable

     In December 1995, the Partnership entered into an agreement to issue long-term notes totaling $23.0 million to five institutional investors. The notes bear interest at a fixed rate of 7.27% per annum and have a final maturity in 2005. During 1995, the Partnership paid lender fees of $0.2 million in connection with this loan.

     Interest on the notes is payable semiannually. The notes will be repaid in five principal payments of $3.0 million on December 31, 1999, 2000, 2001, 2002, and 2003 and two principal payments of $4.0 million on December 31, 2004 and 2005. The agreement requires the Partnership to maintain certain financial covenants related to fixed-charge coverage and maximum debt.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1997

5.   Notes Payable (continued)

     Proceeds from the notes were used to fund additional equipment acquisitions and to repay any obligations of the Partnership under the Committed Bridge Facility (see below).

     The General Partner estimates, based on recent transactions, that the fair value of the $23.0 million fixed-rate note is $22.8 million.

     The General Partner has entered into a joint $50.0 million credit facility (the Committed Bridge Facility) on behalf of the Partnership, PLM Equipment Growth Fund V (EGF V), PLM Equipment Growth Fund VI (EGF VI) and Professional Lease Management Income Fund I (Fund I), all affiliated investment programs; TEC Acquisub, Inc. (TECAI), an indirect wholly-owned subsidiary of the General Partner; and American Finance Group, Inc. (AFG), a subsidiary of PLM International Inc., which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership , plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated on December 2, 1997, to expire on November 2, 1998. The Partnership, EGF V, EGF VI, Fund I, and TECAI collectively may borrow up to $35.0 million of the Committed Bridge Facility and AFG may borrow up to $50.0 million. The Committed Bridge Facility also provides for a $5.0 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than November 2, 1998. Interest accrues at either the prime rate or adjusted LIBOR plus 1.625% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the
     General Partner. As of December 31, 1997, AFG had $23.0 million in outstanding borrowings. No other eligible borrower had outstanding borrowings. The General Partner believes it will renew the Committed Bridge Facility upon its expiration with similar terms as those in the current Committed Bridge Facility.

     The Partnership received waivers from its senior lenders related to its maximum debt covenant as of December 31, 1996. Without this waiver, the Partnership would not have been able to borrow on the short-term warehouse facility and remain in compliance with the loan covenant.

     During January 1997, the Partnership repaid all borrowings outstanding as of December 31, 1996 from the Committed Bridge Facility.

6.   Income Taxes

     The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

     As of December 31, 1997, there were temporary differences of approximately $39.5 million between the financial statement carrying values of certain assets and liabilities and the income tax basis of such assets and liabilities, primarily due to differences in depreciation methods and equipment reserves and the tax treatment of underwriting commissions and syndication costs.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII

                               INDEX OF EXHIBITS


    Exhibit                                                             Page

    4.     Limited Partnership Agreement of Partnership.                  *

   10.1    Management Agreement between Partnership and
           PLM Investment Management, Inc.                                *

   10.2    Note Agreement, dated as of December 1, 1995, regarding
           $23.0 million of 7.27% senior notes due December 21, 2005      *

   10.3 Third Amended and Restated Warehousing Credit Agreement, dated as of December 2, 1997, with First Union National Bank of North
           Carolina and others                                        44-123

   24.     Powers of Attorney                                         124-126


-------* Incorporated by reference.  See page 26 of this report.