Form 10-Q
period 1998-03-31
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 1998-05-14
CIK 895234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 1998


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



       Registrant's telephone number, including area code: (415) 974-1399
                             -----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)




                                                                           March 31,              December 31,
                                                                             1998                 1997
                                                                      --------------------------------------
Assets

Equipment held for operating lease, at cost                             $       69,133        $    58,844
Less accumulated depreciation                                                  (29,711)           (24,650 )
                                                                      ---------------------------------------
                                                                                39,422             34,194
Equipment held for sale                                                             --              4,148
                                                                      ---------------------------------------
  Net equipment                                                                 39,422             38,342

Cash and cash equivalents                                                       10,851              9,327
Restricted cash                                                                    393                191
Accounts receivable, less allowance for doubtful accounts
    of $486 in 1998 and $522 in 1997                                               744                887
Investments in unconsolidated special-purpose entities                          28,133             31,377
Deferred charges, net of accumulated amortization
    of $237 in 1998 and $274 in 1997                                               283                296
Prepaid expenses and other assets                                                   34                 49
                                                                      ---------------------------------------

      Total assets                                                      $       79,860        $    80,469
                                                                      =======================================


Liabilities and partners' capital

Liabilities:
Accounts payable and accrued expenses                                   $          674        $       367
Due to affiliates                                                                  995              4,563
Lessee deposits and reserve for repairs                                          1,444              1,477
Notes payable                                                                   23,000             23,000
                                                                      ---------------------------------------
  Total liabilities                                                             26,113             29,407

Partners' capital:
Limited partners (5,340,967 limited partnership units as of
    March 31, 1998 and 5,370,297 as of December 31, 1997)                       53,747             51,062
General Partner                                                                     --                 --
                                                                      ---------------------------------------
  Total partners' capital                                                       53,747             51,062
                                                                      ---------------------------------------

      Total liabilities and partners' capital                           $       79,860        $    80,469
                                                                      =======================================













                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
        (in thousands of dollars, except weighted-average unit amounts)



                                                                                   For the Three Months
                                                                                      Ended March 31,

                                                                                   1998             1997
                                                                             ---------------------------------

Revenues


Lease revenue                                                                  $     3,221       $     3,146
Interest and other income                                                               53                49
Net gain on disposition of equipment                                                    33                 9
                                                                             ----------------------------------
  Total revenues                                                                     3,307             3,204

Expenses

Depreciation and amortization                                                        1,939             2,294
Repairs and maintenance                                                                452               241
Interest expense                                                                       410               437
Management fees to affiliate                                                           183               176
Equipment operating expense                                                              9                10
Other insurance expense                                                                 21                19
General and administrative expenses to affiliates                                      171               169
Other general and administrative expenses                                              121                99
Bad debt expense                                                                        19               204
                                                                             ----------------------------------
  Total expenses                                                                     3,325             3,649
                                                                             ----------------------------------

Equity in net income of unconsolidated special-purpose entities                      5,660               178
                                                                             ----------------------------------
      Net income (loss)                                                        $     5,642       $      (267)
                                                                             ==================================

Partners' share of net income (loss)

Limited partners                                                               $     5,515       $      (394)
General Partner                                                                        127               127
                                                                             ----------------------------------

      Total                                                                    $     5,642       $      (267)
                                                                             ==================================

Netincome (loss) per weighted-average  limited partnership unit
  (5,359,061 units and 5,370,297 units as of March 31, 1998
    and 1997, respectively)                                                    $      1.03       $     (0.07)
                                                                             ==================================

Cash distribution                                                              $     2,542       $     2,545
                                                                             ==================================

Cash distribution per weighted-average limited partnership unit                $      0.45       $      0.45
                                                                             ==================================










                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            ( A Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For the period from December 31, 1996 to March 31, 1998 (in thousands of dollars)



                                                            Limited               General
                                                            Partners              Partner                     Total
                                                        ------------------------------------------------------------

Partners' capital as of December 31, 1996               $      60,137            $     --             $    60,137

Net income                                                        593                 508                   1,101

Cash distribution                                              (9,668)               (508)                (10,176)
                                                        ------------------------------------------------------------

  Partners' capital as of December 31, 1997                    51,062                  --                  51,062

Net income                                                      5,515                 127                   5,642

Repurchase of limited partnership units                          (415)                 --                    (415)

Cash distribution                                              (2,415)               (127)                 (2,542)
                                                        ------------------------------------------------------------

  Partners' capital as of March 31, 1998                  $    53,747            $     --             $    53,747
                                                        ============================================================

































                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)


                                                                                     For the Three Months
                                                                                        Ended March 31,

                                                                                   1998            1997
                                                                                ----------------------------

Operating activities


Net income (loss)                                                                $    5,642       $     (267)
Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
  Depreciation and amortization                                                       1,939            2,294
  Net gain on disposition of equipment                                                  (33)              (9)
  Equity in net income from unconsolidated
      special-purpose entities                                                       (5,660)            (178)
  Changes in operating assets and liabilities:
    Restricted cash                                                                    (202)              --
    Accounts receivable, net                                                            131              254
    Prepaid expenses and other assets                                                    15               22
    Accounts payable and accrued expenses                                               307              276
    Due to affiliates                                                                    14               11
    Lessee deposits and reserve for repairs                                             (33)             134
                                                                               ---------------------------------
      Net cash provided by operating activities                                       2,120            2,537
                                                                               ---------------------------------

Investing activities

Payments for equipment and capitalized repairs                                       (3,013)              (1)
Investment in and equipment purchased and placed in
    unconsolidated special-purpose entities                                          (6,518)              --
Distributions from unconsolidated special purpose entities                            4,979            3,885
Distributions from liquidation of unconsolidated special purpose entities            10,443               --
Payments of acquisition fees to affiliate                                              (135)              --
Payments of lease negotiation fees to affiliate                                         (30)              --
Proceeds from disposition of equipment                                                  217               38
                                                                               ---------------------------------
      Net cash provided by investing activities                                       5,943            3,922
                                                                               ---------------------------------

Financing activities

Payments of short-term note payable                                                      --           (2,000)
Payments due to affiliates                                                           (3,582)              --
Cash distribution paid to limited partners                                           (2,415)          (2,418)
Cash distribution paid to General Partner                                              (127)            (127)
Repurchase of limited partnership units                                                (415)              --
                                                                               ---------------------------------
      Net cash used in financing activities                                          (6,539)          (4,545)
                                                                               ---------------------------------

Net increase in cash and cash equivalents                                             1,524            1,914
Cash and cash equivalents at beginning of period                                      9,327            2,468
                                                                               ---------------------------------
Cash and cash equivalents at end of period                                       $   10,851       $    4,382
                                                                               =================================

Supplemental information

Interest paid                                                                    $       29       $       28
                                                                               =================================
Supplemental disclosure of noncash investing and financing activities:
  Sale proceeds included in accounts receivable                                  $       35       $       49
                                                                               =================================


                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth & Income Fund VII (the Partnership) as of March 31, 1998 and December 31, 1997, the statements of operations and statements of cash flows for the three months ended March 31, 1998 and 1997, and the statements of changes in partners' capital for the period from December 31, 1996 to March 31, 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, on file with the Securities and Exchange Commission.

2.   Repurchase of Limited Partnership Units

In 1997, the Partnership agreed to repurchase up to 46,000 limited partnership units for an aggregate purchase price of up to a maximum of $0.7 million. As of March 31, 1998, the Partnership had repurchased 29,330 limited partnership units for $0.4 million. The General Partner may repurchase the additional units in the future.

3.   Cash Distributions

Cash distributions are recorded when paid and totaled $2.5 million for the three months ended March 31, 1998 and 1997. Cash distributions to limited partners in excess of net income are considered to represent a return of capital. None of the cash distributions to the limited partners for the three months ended March 31, 1998 were deemed to be a return of capital. All cash distributions to the limited partners for the three months ended March 31, 1997 were deemed to be a return of capital. Cash distributions related to the results from the first quarter of 1998, of $1.2 million, were paid during the second quarter of 1998.

4.   Transactions with General Partner and Affiliates

The Partnership's proportional share of the affiliated expenses incurred by the unconsolidated special-purpose entities (USPEs) during 1998 and 1997 are listed in the following table (in thousands of dollars):



                                                         For the Three Months
                                                            Ended March 31,
                                                           1998           1997
                                                    -------------------------------

Management fees                                       $     109        $     121
Data processing and administrative expenses                  40               78
Insurance expense                                            12               58


The Partnership's proportional share of USPE-affiliated management fees of $0.1 million and $0.2 million were payable as of March 31, 1998 and December 31, 1997, respectively.

Transportation Equipment Indemnity Company, Ltd. (TEI), an affiliate of the General Partner, provides marine insurance coverage for Partnership equipment and other insurance brokerage services. TEI did not provide the same insurance coverage during 1998, as had been provided for during 1997. These services were provided by an unaffiliated third party.

The Partnership paid FSI $0.2 million for equipment acquisition and lease negotiation fees during the three months ended March 31, 1998. No similar fees were paid to FSI during the same period of 1997.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

4.   Transactions with General Partner and Affiliates (continued)

The Partnership's proportional share of equipment acquisition and lease negotiation fees paid by USPEs to FSI during the three months ended March 31, 1998 was $0.4 million. No similar fees were paid during the same period of 1997.

The balance due to affiliates as of March 31, 1998 includes $0.1 million due to FSI and its affiliates for management fees and $0.9 million due to affiliated USPEs. The balance due to affiliates as of December 31, 1997 includes $0.1 million due to FSI and its affiliates for management fees and $4.5 million due to an affiliated USPE. During the first quarter of 1998, the Partnership paid $3.6 million due to affiliated USPEs.

5.   Equipment

Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale. The components of owned equipment are as follows (in thousands of dollars):

                                                 March 31,       December 31,

                                                 1998                 1997
                                            ----------------------------------

  Marine vessels                             $    22,212          $    22,212
  Trailers                                        17,625               18,111
  Aircraft                                        15,933                8,305
  Rail equipment                                  10,075               10,063
  Portable heaters                                 3,135                   --
  Modular buildings                                  153                  153
                                            -------------       --------------
                                                  69,133               58,844
Less accumulated depreciation                    (29,711)             (24,650)
                                            -------------       --------------
                                                  39,422               34,194
Equipment held for sale                               --                4,148
                                            -------------       --------------
    Net equipment                            $    39,422          $    38,342
                                            =============       ==============

As of March 31, 1998, all of the equipment was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for two commuter aircraft. As of December 31, 1997, all of the equipment was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for two commuter aircraft that were held for sale and a railcar. The net book value of the equipment off lease was $3.9 million and $4.1 million as of March 31, 1998 and December 31, 1997, respectively.

The Partnership purchased a portfolio of portable heaters during the three months ended March 31, 1998 for $3.1 million including $0.1 million in acquisition fees paid to FSI.

During the three months ended March 31, 1998, the Partnership disposed of or sold trailers with a net book value of $0.2 million for $0.2 million.

During the three months ended March 31, 1997, the Partnership disposed of or sold trailers with a net book value of $29,000 for $38,000.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

6.   Investments in Unconsolidated Special-Purpose Entities

The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):


                                                                                     March 31,     December 31,
                                                                                       1998            1997
                                                                                 -------------     -------------



  50% interest in a trust owning an MD-82 commercial aircraft                     $     6,229        $      682
  80% interest in an entity owning a bulk-carrier marine vessel                         5,926             6,014

  33% interest in two trusts owning three 737-200A commercial aircraft,
            two aircraft engines, and a portfolio of aircraft rotables                  5,089             8,036

  24% interest in a trust owning a 767-200ER commercial aircraft                        4,621             4,824
  50% interest in a trust owning two 737-200A commercial aircraft at March 31, 1998 and four 737-200A commercial aircraft
            at December 31, 1997                                                        2,061             4,362
  44% interest in an entity owning a bulk-carrier marine vessel                         2,359             2,439
  10% interest in an entity owning a mobile offshore drilling unit                      1,671             1,712
  25% interest in a trust that owned four 737-200A commercial aircraft                    177             3,308
      Net investments                                                             $    28,133        $   31,377
                                                                                 =============     =============

As of March 31, 1998 and December 31, 1997, the Partnership had an interest in trusts that own multiple aircraft (the Trusts). At December 31, 1997, two of these Trusts contained provisions, under certain circumstances, for allocating specific aircraft to the beneficial owners. During the three months ended March 31, 1998, in one of these Trusts, the Partnership sold the commercial aircraft assigned to it with a net book value of $1.8 million for proceeds of $4.5 million. During the same period, in another trust, the Partnership also sold one commercial aircraft assigned to it with a net book value of $2.7 million for proceeds of $6.0 million. In addition, in these same two Trusts, two affiliated programs sold the aircraft designated to them.

During the three months ended March 31, 1998, the Partnership completed its commitment to purchase an interest in a trust owning an MD-82 Stage III commercial aircraft for $6.8 million including acquisition and lease negotiation fees of $0.4 million that was paid to FSI for the purchase of this equipment. The Partnership made a deposit of $0.7 million toward this purchase in 1997.

7.   Debt

The General Partner entered into a short-term, joint $50.0 million credit facility. As of March 31, 1998, the Partnership had no borrowing under the short-term joint $50.0 million credit facility. Among the eligible borrowers, American Finance Group, Inc., a subsidiary of PLM International, Inc., had borrowings of $38.7 million under the short-term joint, $50.0 million credit facility as of March 31, 1998. No other eligible borrower had any outstanding borrowings.

8.   Contingencies

PLM International, Inc. (the Company) and various of its affiliates are named as defendants in a lawsuit filed as a class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). The plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who allegedly invested in certain California limited partnerships for which FSI acts as the General Partner, including the Partnership, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, and PLM Equipment Growth Fund VI (the Growth Funds). The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action against PLM Securities Corp. for breach of third-party beneficiary

                          PLM EQUIPMENT GROWTH FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

8.   Contingencies (continued)

contracts in violation of the National Association of Securities Dealers rules of fair practice. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, general partner, and control persons. Based on these duties, plaintiffs assert liability against the defendants for improper sales and marketing practices, mismanagement of the Growth Funds, and concealing such mismanagement from investors in the Growth Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

On March 6, 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) based on the district court's diversity jurisdiction, following which plaintiffs filed a motion to remand the action to the state court. On September 24, 1997, the district court denied plaintiffs' motion and dismissed without prejudice the individual claims of the California class representative, reasoning that he had been fraudulently joined as a plaintiff. On October 3, 1997, plaintiffs filed a motion requesting that the district court reconsider its ruling or, in the alternative, that the court modify its order dismissing the California plaintiff's claims so that it is a final appealable order, as well as certify for an immediate appeal to the Eleventh Circuit Court of Appeals that part of its order denying plaintiffs' motion to remand. On October 7, 1997, the district court denied each of these motions. In responses to such denial, plaintiffs filed a petition for writ of mandamus with the Eleventh Circuit, which was denied on November 18, 1997. On November 24, 1997, plaintiffs filed with the Eleventh Circuit a petition for rehearing and consideration by the full court of the order denying the petition for a writ of mandamus, which petition was supplemented by plaintiffs on January 27, 1998.

On October 10, 1997, defendants filed a motion to compel arbitration of plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Growth Fund, and to stay further proceedings pending the outcome of such arbitration. Notwithstanding plaintiffs' opposition, the district court granted the motion on December 8, 1997. On December 15, 1997, plaintiffs filed with the Eleventh Circuit a notice of appeal from the district court's order granting defendants' motion to compel arbitration and to stay the proceedings, and of the district court's September 24, 1997 order denying plaintiffs' motion to remand and dismissing the claims of the California plaintiff. Plaintiffs filed an amended notice of appeal on December 31, 1997. Appellate briefs have not yet been filed in this matter. The Company believes that the allegations of the Koch action are completely without merit and intends to continue to defend this matter vigorously.

On June 5, 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The plaintiff is an investor in PLM Equipment Growth Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in certain California limited partnerships for which FSI acts as the General Partner, including the Growth Funds. The complaint alleges the same facts and the same nine causes of action as in the Koch action, plus five additional causes of action against all of the defendants, as follows: violations of California Business and Professions Code Sections 17200, et seq. for alleged unfair and deceptive practices, constructive fraud, unjust enrichment, violations of California Corporations Code Section 1507, and a claim for treble damages under California Civil Code Section 3345.

On July 31, 1997, the defendants filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition under the Federal
Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In connection with this motion, plaintiff agreed to a stay of the state court action pending the district court's decision on the petition to compel arbitration. By memorandum and order dated October 23, 1997, the district court denied the Company's petition to compel arbitration. On November 5, 1997, the Company filed an expedited motion for leave to file a motion for reconsideration of this order, which motion was granted on November 14, 1997. The parties have agreed to have oral argument on the

                          PLM EQUIPMENT GROWTH FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

8.   Contingencies (continued)

reconsideration motion set for July 22, 1998. The state court action has been stayed pending the district court's decision on this motion.

In connection with her opposition to the Company's petition to compel arbitration, on August 22, 1997 the plaintiff filed an amended complaint with the state court alleging two new causes of action for violations of the California Securities Law of 1968 (California Corporations Code Sections 25400 and 25500), and for violation of California Civil Code Sections 1709 and 1710. Plaintiff has also served certain discovery requests on defendants. Because of the stay, no response to the amended complaint or to the discovery is currently required. The Company believes that the allegations of the amended complaint in the Romei action are completely without merit and intends to defend this matter vigorously.

9.   Subsequent Event

During May 1998, the Partnership purchased an interest in an trust owning an MD-82 commercial aircraft for $7.4 million, the remaining interest in this trust was purchased by an affiliated program. FSI was paid $0.4 million for acquisition and lease negotiation fees for the purchase of this interest.













                      (this space intentionally left blank)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)      RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended March 31, 1998 and 1997

(A)      Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operation, and asset-specific insurance expenses) on owned equipment decreased during the first quarter of 1998 when compared to the same quarter of 1997. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                           For the Three Months
                                                                             Ended March 31,
                                                                          1998              1997
                                                                      ------------------------------

Trailers                                                                $ 1,007           $   722
Marine vessels                                                              783               899
Rail equipment                                                              534               610
Aircraft                                                                    392               501
Portable heaters                                                             18                --
Modular buildings                                                            15               152


Trailers: Trailer lease revenues and direct expenses were $1.2 million and $0.2 million, respectively, for the three months ended March 31, 1998, compared to $0.8 million and $0.1 million, respectively, during the same period of 1997. The increase in trailer contribution was due to the purchase of additional equipment during the fourth quarter of 1997.

Marine vessels: Marine vessel lease revenues and direct expenses were $0.8 million and $9,000, respectively, for the three months ended March 31, 1998, compared to $1.0 million and $0.1 million, respectively, during the same period of 1997. The decrease in marine vessel contribution was due to a lower lease rate earned on one marine vessel during the first quarter of 1998, when compared to the same period of 1997, which was partially offset by lower repairs and maintenance.

Rail equipment: Rail equipment lease revenues and direct expenses were $0.7 million and $0.2 million, respectively, for the three months ended March 31, 1998, compared to $0.7 million and $0.1 million, respectively, during the same period of 1997. The decrease in railcar contribution during 1998 was due to an increase in repairs that were required during 1998 but were not required in 1997.

Aircraft: Aircraft lease revenues and direct expenses were $0.5 million and $0.1 million, respectively, for the three months ended March 31, 1998, compared to $0.5 million and $5,000, respectively, during the same period of 1997. The decrease in aircraft contribution was due to repairs needed to the commuter aircraft and to their off-lease status in 1998.

Portable Heaters: Portable heaters lease revenues and direct expenses were $18,000 and $0, respectively, for the three months ended March 31, 1998. The Partnership purchased this equipment during the first quarter of 1998.

Modular buildings: Modular building lease revenues and direct expenses were $15,000 and $0, respectively, for the three months ended March 31, 1998, compared to $0.2 million and $1,000, respectively, during the same quarter of 1997. The primary reason for the decrease in lease revenues and direct expenses was the sale of the majority of this equipment during the second quarter of 1997.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses were $2.8 million for the three months ended March 31, 1998, decreased from $3.4 million for the same period in 1997. Significant variances are explained as follows:

(1) A $0.4 million decrease in depreciation and amortization expenses from 1997 levels reflects the double-declining balance method of depreciation.

(2) A $0.2 million decrease in the allowance for bad debts was due to a decrease in uncollectable amounts due from certain lessees.

(C) Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the first quarter of 1998 totaled $33,000, and resulted from the sale of trailers with an aggregate net book value of $0.2 million for proceeds of $0.2 million. Net gain on disposition of equipment for the first quarter of 1997 totaled $9,000, and resulted from the sale of trailers with a net book value of $29,000 for proceeds of $38,000.

(D)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
(USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                             For the Three Months
                                                                               Ended March 31,
                                                                            1998             1997
                                                                        ------------------------------

Aircraft, rotable components, and aircraft engines                        $ 5,752          $    435
Mobile offshore drilling unit                                                  22                (4)
Marine vessels                                                               (114)             (253)
                                                                         ----------        ---------
  Equity in net income of unconsolidated special-purpose entities         $ 5,660          $    178
                                                                         ==========        =========

Aircraft, rotable components, and aircraft engines: During the first quarter of 1998, lease revenues of $1.9 million and the gain from the sale of the Partnerships interest in two trusts of $5.9 million were offset by depreciation and administrative expenses of $2.0 million. During the same period of 1997, lease revenues of $2.0 million were offset by depreciation and administrative expenses of $1.6 million. Revenues decreased $0.1 million due to a lower lease rate earned on certain equipment during the first quarter of 1998 when compared to the same period of 1997, which was offset in part by the Partnership's investment in an additional trust during 1997. The decline in expenses of $0.4 million was due primarily to the double-declining balance method of depreciation.

Mobile offshore drilling unit: During the three months ended March 31 1998 and 1997, revenues of $0.1 million were offset by depreciation and administrative expenses of $0.1 million.

Marine vessels: During the first quarter of 1998, lease revenues of $0.8 million were offset by depreciation and administrative expenses of $0.9 million. During the same period of 1997, lease revenues of $0.8 million were offset by depreciation and administrative expenses of $1.1 million. The decrease in depreciation and administrative expenses was due primarily to the double-declining balance method of depreciation.

(E)      Net Income (Loss)

As a result of the foregoing, the Partnership's net income for the period ended March 31, 1998 was $5.6 million, compared to a net loss of $0.3 million during the same period of 1997. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the first quarter of 1998 is not necessarily indicative of future periods. In the first quarter of 1998, the Partnership distributed $2.4 million to the limited partners, or $0.45 per weighted-average limited partnership unit.

(II)      FINANCIAL CONDITION - CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the three months ended March 31, 1998, the Partnership generated operating cash of $7.1 million (net cash provided by operating activities, plus distributions from unconsolidated special-purpose entities) to meet its operating obligations and maintain the current level of distributions (total for three months ended March 31, 1998 of approximately $2.5 million) to the partners.

During the three months ended March 31, 1998, the General Partner sold owned equipment and two investments in USPEs and received aggregate proceeds of $10.7 million. The Partnership purchased a portfolio of portable heaters for $3.2 million, including acquisition and lease negotiation fees of $0.2 million that was paid to FSI for this equipment. The Partnership also completed its commitment to purchase an interest in a trust owning an MD-82 Stage III commercial aircraft for $6.8 million including acquisition and lease negotiation fees of $0.4 million that was paid to FSI for the purchase of this equipment. The Partnership made a deposit of $0.7 million toward this interest in 1997.

The General Partner has entered into a short-term joint $50.0 million credit facility. As of May 13, 1998, PLM Equipment Growth Fund V had $1.6 million in outstanding borrowings and American Finance Group, Inc., a wholly owned subsidiary of PLM International, Inc., had $37.6 million in outstanding borrowings. No other eligible borrower had any outstanding borrowings.

(III) YEAR 2000 COMPLIANCE

The General Partner is currently addressing the year 2000 computer software issue and is creating a timetable for carrying out any program modifications that may be required. The General Partner does not anticipate that the cost of those modifications allocatable to the Partnership will be material.

(IV)  ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued two new statements: SFAS No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a public company's operating segments and related disclosures about its products, services, geographic areas, and major customers. Both statements are effective for the Partnership's fiscal year ended December 31, 1998. The effect of adoption of these statements will be limited to the form and content of the Partnership's disclosures and will not impact the Partnership's results of operations, cash flow, or financial position.

(V) OUTLOOK FOR THE FUTURE

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

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of some of these factors, or of their occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continually monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may decide to reduce the Partnership's exposure to those equipment markets in which it determines it cannot operate equipment and achieve acceptable rates of return. Alternatively, the General Partner may make a determination to enter equipment markets in which it perceives opportunities to profit from supply/demand instabilities or other market imperfections.

The  Partnership  intends to use  excess  cash flow,  if any,  after  payment of expenses, loan principal, and cash distributions, to acquire additional equipment during the first seven years of Partnership operations, which concludes December 31, 2001. The General Partner believes that these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.

(VI)      FORWARD-LOOKING INFORMATION

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























                      (this space intentionally left blank)

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



                                  PLM EQUIPMENT GROWTH & INCOME FUND VII
                                  By:   PLM Financial Services, Inc.
                                        General Partner


Date: May 14, 1998                By:   /s/ Richard K Brock
                                        -------------------
                                        Richard K Brock
                                        Vice President and
                                        Corporate Controller