Form 10-Q
period 1998-06-30
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 1998-08-04
CIK 895234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the fiscal quarter ended June 30, 1998


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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)




                                                                           June 30,           December 31,
                                                                             1998                 1997
                                                                      --------------------------------------
Assets

Equipment held for operating lease, at cost                             $       61,428        $    58,844
Less accumulated depreciation                                                  (27,646)           (24,650 )
                                                                      ---------------------------------------
                                                                                33,782             34,194
Equipment held for sale                                                          3,721              4,148
                                                                      ---------------------------------------
  Net equipment                                                                 37,503             38,342

Cash and cash equivalents                                                        8,956              9,327
Restricted cash                                                                    193                191
Accounts receivable, less allowance for doubtful accounts
    of $508 in 1998 and $522 in 1997                                             1,053                887
Investments in unconsolidated special-purpose entities                          32,314             31,377
Deferred charges, net of accumulated amortization
    of $164 in 1998 and $274 in 1997                                               257                296
Prepaid expenses and other assets                                                   79                 49
                                                                      ---------------------------------------

      Total assets                                                      $       80,355        $    80,469
                                                                      =======================================


Liabilities and partners' capital

Liabilities:
Accounts payable and accrued expenses                                   $          304        $       367
Due to affiliates                                                                2,549              4,563
Lessee deposits and reserve for repairs                                          1,172              1,477
Notes payable                                                                   23,000             23,000
                                                                      ---------------------------------------
  Total liabilities                                                             27,025             29,407

Partners' capital:
Limited partners (5,334,211 limited partnership units as of
    June 30, 1998 and 5,370,297 as of December 31, 1997)                        53,330             51,062
General Partner                                                                     --                 --
                                                                      ---------------------------------------
  Total partners' capital                                                       53,330             51,062
                                                                      ---------------------------------------

      Total liabilities and partners' capital                           $       80,355        $    80,469
                                                                      =======================================













                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                              STATEMENTS OF INCOME
        (in thousands of dollars, except weighted-average unit amounts)


                                                     For the Three Months                 For the Six Months
                                                        Ended June 30,                      Ended June 30,
                                                        1998         1997                1998            1997
                                                 ------------------------------------------------------------------
Revenues


Lease revenue                                      $   3,403       $   3,310           $   6,624        $   6,456
Interest and other income                                 87              56                 139              105
Net gain (loss) on disposition of equipment               (1)          1,790                  33            1,800
                                                 --------------------------------------------------------------------
    Total revenues                                     3,489           5,156               6,796            8,361
                                                 --------------------------------------------------------------------

Expenses

Depreciation and amortization                          1,905           2,265               3,844            4,559
Repairs and maintenance                                  383             386                 835              627
Interest expense                                         422             418                 832              855
Management fees to affiliate                             193             185                 376              361
Equipment operating expense                               97              18                 106               28
Insurance expense                                         39              17                  61               37
General and administrative expenses
      to affiliates                                      180             138                 351              305
Other general and administrative expenses                146              61                 267              162
Provision for (recovery of) bad debts                     24            (149 )                42               55
                                                 --------------------------------------------------------------------
    Total expenses                                     3,389           3,339               6,714            6,989
                                                 --------------------------------------------------------------------

Equity in net income of unconsolidated
      special-purpose entities                         2,110             339               7,770              518
                                                 --------------------------------------------------------------------

Net income                                         $   2,210       $   2,156           $   7,852        $   1,890
                                                 ====================================================================

Partners' share of net income

Limited partners                                   $   2,083       $   2,029           $   7,598        $   1,635
General Partner                                          127             127                 254              255
                                                 --------------------------------------------------------------------

Total                                              $   2,210       $   2,156           $   7,852        $   1,890
                                                 ====================================================================

Net income per weighted-average
      limited partnership unit: (5,348,627
      units and 5,370,297 units as of
      June 30, 1998 and 1997)                      $    0.39       $    0.38           $    1.42        $    0.30
                                                 ====================================================================

Cash distributions                                 $   2,529       $   2,544           $   5,071        $   5,089
                                                 ====================================================================
Cash distributions per weighted-average
      limited partnership unit                     $    0.45       $    0.45           $    0.90        $    0.90
                                                 ====================================================================









                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            ( A Limited Partnership)
               STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For the
                 period from December 31, 1996 to June 30, 1998
                            (in thousands of dollars)



                                                            Limited               General
                                                            Partners              Partner                     Total
                                                        ------------------------------------------------------------

Partners' capital as of December 31, 1996                 $    60,137            $     --             $    60,137

Net income                                                        593                 508                   1,101

Cash distribution                                              (9,668)               (508)                (10,176)
                                                        ------------------------------------------------------------

  Partners' capital as of December 31, 1997                    51,062                  --                  51,062

Net income                                                      7,598                 254                   7,852

Repurchase of limited partnership units                          (513)                 --                    (513)

Cash distribution                                              (4,817)               (254)                 (5,071)
                                                        ------------------------------------------------------------

  Partners' capital as of June 30, 1998                   $    53,330            $     --             $    53,330
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

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)


                                                                                      For the Six Months
                                                                                        Ended June 30,

                                                                                   1998            1997
                                                                                ----------------------------

Operating activities


Net income                                                                       $    7,852       $    1,890
Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
  Depreciation and amortization                                                       3,844            4,559
  Net gain on disposition of equipment                                                  (33)          (1,800)
  Equity in net income from unconsolidated
      special-purpose entities                                                       (7,770)            (518)
  Changes in operating assets and liabilities:
    Restricted cash                                                                      (2)              --
    Accounts receivable, net                                                           (182)             141
    Prepaid expenses and other assets                                                   (30)              42
    Accounts payable and accrued expenses                                               (63)            (103)
    Due to affiliates                                                                    57              261
    Lessee deposits and reserve for repairs                                            (305)             154
                                                                               ---------------------------------
      Net cash provided by operating activities                                       3,368            4,626
                                                                               ---------------------------------

Investing activities

Payments for equipment and capitalized repairs                                       (3,020)             (87)
Investment in and equipment purchased and placed in
    unconsolidated special-purpose entities                                         (14,720)              --
Distributions from unconsolidated special-purpose entities                            6,751            4,421
Distributions from liquidation of unconsolidated special-purpose entities            14,802               --
Payments of acquisition fees to affiliate                                              (135)              --
Payments of lease negotiation fees to affiliate                                         (30)              --
Proceeds from disposition of equipment                                                  268            4,363
                                                                               ---------------------------------
      Net cash provided by investing activities                                       3,916            8,697
                                                                               ---------------------------------

Financing activities

Payments of short-term note payable                                                      --           (2,000)
Payments of due to affiliates                                                        (3,582)              --
Increase in due to affiliates                                                         1,511               --
Cash distribution paid to limited partners                                           (4,817)          (4,834)
Cash distribution paid to General Partner                                              (254)            (255)
Repurchase of limited partnership units                                                (513)              --
                                                                               ---------------------------------
      Net cash used in financing activities                                          (7,655)          (7,089)
                                                                               ---------------------------------

Net (decrease) increase in cash and cash equivalents                                   (371)           6,234
Cash and cash equivalents at beginning of period                                      9,327            2,468
                                                                                                ----------------
                                                                               -------------------
Cash and cash equivalents at end of period                                       $    8,956       $    8,702
                                                                               =================================

Supplemental information

Interest paid                                                                    $      869       $      822
                                                                               =================================
Supplemental disclosure of noncash investing and financing activities:
  Sale proceeds included in accounts receivable                                  $       31       $        5
                                                                               =================================


                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998

1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth & Income Fund VII (the Partnership) as of June 30, 1998 and December 31, 1997, the statements of income for the three and six months ended June 30, 1998 and 1997, the statements of cash flows for the six months ended June 30, 1998 and 1997, and the statements of changes in partners' capital for the period from December 31, 1996 to June 30, 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10- for the year ended December 31, 1997, on file with the Securities and Exchange Commission.

2.   Repurchase of Limited Partnership Units

In 1997, the Partnership agreed to repurchase up to 46,000 limited partnership units for an aggregate purchase price of up to a maximum of $0.7 million. As of June 30, 1998, the Partnership had repurchased 36,086 limited partnership units for $0.5 million. The General Partner may repurchase the additional units in the future.

3.   Cash Distributions

Cash distributions are recorded when paid and totaled $2.5 million and $5.1 million for the three and six months ended June 30, 1998 and 1997, respectively. Cash distributions to limited partners in excess of net income are considered to represent a return of capital. None of the cash distributions to the limited partners for the six months ended June 30, 1998 were deemed to be a return of capital. Cash distributions to the limited partners of $3.2 million for the six months ended June 30, 1997 were deemed to be a return of capital. Cash distributions related to the results from the second quarter of 1998, of $1.2 million, were paid during the third quarter of 1998.

4.   Transactions with General Partner and Affiliates

The Partnership's proportional share of the affiliated expenses incurred by the unconsolidated special-purpose entities (USPEs) during 1998 and 1997 are listed in the following table (in thousands of dollars):


                                                     For the Three Months                 For the Six Months
                                                        Ended June 30,                      Ended June 30,

                                                      1998            1997                1998             1997
                                                 --------------------------------------------------------------------
Management fees                                    $     112       $     125           $     221        $     247
Data processing and administrative
   expenses                                               33              34                  73               67
Insurance expense                                         16              48                  29              106


The Partnership's proportional share of USPE-affiliated management fees, of $0.1 million and $0.2 million, was payable as of June 30, 1998 and December 31, 1997, respectively.

Transportation Equipment Indemnity Company, Ltd. (TEI), an affiliate of the General Partner, provides marine insurance coverage for the Partnership's investment in USPEs and other insurance brokerage services. TEI did not provide the same insurance coverage during 1998 as had been provided during 1997. These services were provided by an unaffiliated third party.

The Partnership paid FSI $0.2 million for equipment acquisition and lease negotiation fees during the six months ended June 30, 1998. No similar fees were paid to FSI during the same period of 1997.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998

4.   Transactions with General Partner and Affiliates (continued)

The  Partnership's   proportional  share  of  equipment  acquisition  and  lease negotiation fees paid by USPEs to FSI during the six months ended June 30, 1998 was $0.8 million. No similar fees were paid during the same period of 1997.

The balance due to affiliates as of June 30, 1998 includes $0.1 million due to FSI and its affiliates for management fees and $2.4 million due to affiliated USPEs. The balance due to affiliates as of December 31, 1997 includes $0.1 million due to FSI and its affiliates for management fees and $4.5 million due to an affiliated USPE.

During the six months ended June 30, 1998, the Partnership paid $3.6 million to affiliated USPEs. The Partnership also paid $1.5 million to affiliated USPEs during July 1998.

5.   Equipment

Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale. The components of owned equipment are as follows (in thousands of dollars):


                                               June 30,          December 31,
                                                 1998                 1997
                                            -------------------------------------

Marine vessels                               $    22,212          $    22,212
Trailers                                          17,554               18,111
Aircraft                                           8,305                8,305
Rail equipment                                    10,069               10,063
Portable heaters                                   3,135                   --
Modular buildings                                    153                  153
                                            -------------       --------------
                                                  61,428               58,844
Less accumulated depreciation                    (27,646)             (24,650)
                                            -------------       --------------
                                                  33,782               34,194
Equipment held for sale                            3,721                4,148
                                            -------------       --------------
    Net equipment                            $    37,503          $    38,342
                                            =============       ==============

As of June 30, 1998, all of the equipment was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for two commuter aircraft that were held for sale. As of December 31, 1997, all of the equipment was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for two commuter aircraft that were held for sale and a railcar. The net book value of the equipment off lease was $3.7 million and $4.1 million as of June 30, 1998 and December 31, 1997, respectively.

The Partnership purchased a portfolio of portable heaters during the six months ended June 30, 1998 for $3.1 million, including $0.1 million in acquisition fees paid to FSI.

During the six months ended June 30, 1998, the Partnership disposed of or sold trailers and a railcar with a net book value of $0.2 million for $0.3 million.

During the six months ended June 30, 1997, the Partnership disposed of or sold modular buildings and trailers with a net book value of $2.5 million for $4.3 million.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998

6.   Investments in Unconsolidated Special-Purpose Entities

The net investments in USPEs include the following jointly-owned equipment and related assets and liabilities (in thousands of dollars):


                                                                                     June 30,     December 31,
                                                                                       1998            1997
                                                                                ------------------------------------




  50% interest in a trust owning an MD-82 commercial aircraft                     $     7,796        $       --
  80% interest in an entity owning a bulk-carrier marine vessel                         5,687             6,014
  50% interest in a trust owning an MD-82 commercial aircraft                           5,437               682

  33% interest in two trusts owning three 737-200A commercial aircraft,
            two aircraft engines, and a portfolio of aircraft rotables                  4,590             8,036

  24% interest in a trust owning a 767-200ER commercial aircraft                        4,413             4,824
  44% interest in an entity owning a bulk-carrier marine vessel                         2,397             2,439
  10% interest in an entity owning a mobile offshore drilling unit                      1,595             1,712
  50% interest in a trust that owned four 737-200A commercial aircraft                    245             4,362
  25% interest in a trust that owned four 737-200A commercial aircraft                    154             3,308
      Net investments                                                             $    32,314        $   31,377
                                                                                 =============     =============

As of June 30, 1998 and December 31, 1997, the Partnership had an interest in trusts that owned multiple aircraft (the Trusts). As of December 31, 1997, two of these Trusts contained provisions, under certain circumstances, for allocating specific aircraft to the beneficial owners. During the six months ended June 30, 1998, in one of these Trusts, the Partnership sold two commercial aircraft assigned to it, with a net book value of $3.4 million, for proceeds of $8.8 million. During the same period, in another trust, the Partnership also sold the commercial aircraft assigned to it, with a net book value of $2.7 million, for proceeds of $6.0 million. In addition, in these same two Trusts, two affiliated programs sold the aircraft designated to them. The remaining designated commercial aircraft in one of the Trusts was transferred out of the Trust and to PLM Equipment Growth Fund III, an affiliated program.

During the six  months  ended  June 30,  1998,  the  Partnership  completed  its commitment to purchase an interest in a trust owning an MD-82 Stage III commercial aircraft for $7.2 million, including acquisition and lease negotiation fees of $0.4 million that was paid to FSI for the purchase of this equipment. The Partnership made a deposit of $0.7 million toward this purchase in 1997. The Partnership also purchased another interest in a trust owning an MD-82 Stage III commercial aircraft for $8.2 million, including acquisition and lease negotiation fees of $0.4 million that was paid to FSI for the purchase of this equipment. The remaining interest in this trust was purchased by an affiliated program.

7.   Debt

The General Partner entered into a short-term, joint $50.0 million credit facility. This facility was amended on June 1, 1998 to temporarily increase the borrowing capacity of American Finance Group, Inc. (AFG), a subsidiary of PLM International, Inc., from $50.0 million to $55.0 million until September 1, 1998. On June 8, 1998, this facility was amended again to temporarily increase AFG's borrowing capacity from $55.0 million to $60.0 million until July 8, 1998. As of June 30, 1998, the Partnership had no borrowing under the short-term joint $60.0 million credit facility. Among the other eligible borrowers, PLM Equipment Growth Fund V had borrowings of $1.6 million, AFG had borrowings of $44.8 million, and TEC Acquisub, Inc., an indirect wholly-owned subsidiary of PLM International, Inc., had borrowings of $2.0 million under the short-term joint, $60.0 million credit facility as of June 30, 1998. No other eligible borrower had any outstanding borrowings.

8.   Contingencies

PLM International, Inc., (the Company) and various of its affiliates are named as defendants in a lawsuit filed as a class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case

                          PLM EQUIPMENT GROWTH FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998

Contingencies (continued)

No. CV-97-251 (the Koch action). The plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who allegedly invested in certain California limited partnerships (the Funds) for which the Company's wholly-owned subsidiary, PLM Financial Services, Inc. (FSI), acts as the general partner, including the Partnership, PLM Equipment Growth Funds IV, V and VI. The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action against PLM Securities Corp. for breach of third party beneficiary contracts in violation of the National Association of Securities Dealers rules of fair practice. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against the defendants for improper sales and marketing practices, mismanagement of the Funds, and concealing such mismanagement from investors in the Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) based on the district court's diversity jurisdiction, following which plaintiffs filed a motion to remand the action to the state court. In September 1997, the district court denied plaintiffs' motion and dismissed without prejudice the individual claims of the California class representative, reasoning that he had been fraudulently joined as a plaintiff. In October 1997, defendants filed a motion to compel arbitration of plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Fund, and to stay further proceedings pending the outcome of such arbitration. Notwithstanding plaintiffs' opposition, the district court granted the motion in December 1997.

Following various unsuccessful requests that the district court reverse or otherwise amend its decisions, plaintiffs filed with the U.S. Court of Appeals for the Eleventh Circuit a notice of appeal from the district court's order granting defendants' motion to compel arbitration and to stay the proceedings, and of the district court's order denying plaintiffs' motion to remand and dismissing the claims of the California plaintiff. This appeal was voluntarily dismissed by plaintiffs in June 1998 pending settlement of the Koch action, as discussed below.

On June 5, 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The plaintiff is an investor in PLM Equipment Growth Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in certain California limited partnerships for which FSI acts as the general partner, including the Funds. The complaint alleges the same facts and the same nine causes of action as in the Koch action, plus five additional causes of action against all of the defendants, as follows: violations of California Business and Professions Code Sections 17200, et seq. for alleged unfair and deceptive practices, constructive fraud, unjust enrichment, violations of California Corporations Code Section 1507, and a claim for treble damages under California Civil Code Section 3345.

On July 31, 1997, the defendants filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition (the petition) under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In connection with this motion, plaintiff agreed to a stay of the state court action pending the district court's decision on the petition to compel arbitration. In October 1997, the district court denied the Company's petition to compel arbitration and in November 1997, agreed to hear the Company's motion for reconsideration of this order. The hearing on this motion has been taken off calendar and the district court has dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution. In connection

                          PLM EQUIPMENT GROWTH FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998

8.   Contingencies (continued)

with her opposition to the petition to compel arbitration, the plaintiff filed an amended complaint with the state court in August 1997 alleging two new causes of action for violations of the California Securities Law of 1968 (California Corporations Code Sections 25400 and 25500) and for violation of California Civil Code Sections 1709 and 1710. Plaintiff also served certain discovery requests on defendants. Because of the stay, no response to the amended complaint or to the discovery is currently required.

In May 1998, all parties to the Koch and Romei actions entered into a memorandum of understanding (MOU) related to the settlement of those actions. The MOU contemplates a settlement and release of all claims in exchange for payment of up to $6.0 million. The final settlement amount will depend on the number of authorized claims filed by authorized claimants, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the Alabama district court. The Company will pay up to $0.3 million of the settlement, with the remainder being funded by an insurance policy. The defendants will continue to deny each of the claims and contentions and admit no liability in connection with the proposed settlement. The settlement remains subject to numerous conditions, including but not limited to (a) agreement and execution by the parties of a settlement agreement, (b) notice to and certification of the class for settlement purposes and (c) preliminary and final approval of the settlement by the Alabama district court. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the settlement is not consummated.














                      (this space intentionally left blank)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)      RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth & Income Fund VII's (the Partnership) Operating Results for the Three Months Ended June 30, 1998 and 1997

(A)      Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operation, and asset-specific insurance expenses) on owned equipment decreased during the second quarter of 1998 when compared to the same quarter of 1997. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                           For the Three Months
                                                                              Ended June 30,
                                                                          1998              1997
                                                                      ------------------------------

Trailers                                                                $   959           $   746
Marine vessels                                                              665               902
Rail equipment                                                              529               492
Aircraft                                                                    499               501
Portable heaters                                                            231                --
Modular buildings                                                            11               256


Trailers: Trailer lease revenues and direct expenses were $1.2 million and $0.2 million, respectively, for the three months ended June 30, 1998, compared to $0.9 million and $0.1 million, respectively, during the same period of 1997. The increase in trailer contribution was due to the purchase of additional equipment during the fourth quarter of 1997.

Marine vessels: Marine vessel lease revenues and direct expenses were $0.8 million and $0.1 million, respectively, for the three months ended June 30, 1998, compared to $1.0 million and $0.1 million, respectively, during the same period of 1997. The decrease in marine vessel contribution was due to a lower lease rate earned on one marine vessel during the second quarter of 1998, when compared to the same period of 1997.

Rail equipment: Rail equipment lease revenues and direct expenses were $0.7 million and $0.2 million, respectively, for the three months ended June 30, 1998 and 1997. The increase in railcar contribution during 1998 was due to a decrease in required repairs during 1998 when compared to the same period of 1997.

Aircraft: Aircraft lease revenues and direct expenses were $0.5 million and $6,000, respectively, for the three months ended June 30, 1998, compared to $0.5 million and $5,000, respectively, during the same period of 1997.

Portable heaters: Lease revenues and direct expenses for portable heaters were $0.2 million and $0, respectively, for the three months ended June 30, 1998. The Partnership purchased this equipment during the first quarter of 1998.

Modular buildings: Modular building lease revenues and direct expenses were $11,000 and $0, respectively, for the three months ended June 30, 1998, compared to $0.3 million and $11,000, respectively, during the same period of 1997. The primary reason for the decrease in lease revenues and direct expenses was the sale of the majority of this equipment during 1997.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses were $2.9 million for the three months ended June 30, 1998 and 1997. Significant variances are explained as follows:

(1) A $0.4 million decrease in depreciation and amortization expenses from 1997 levels reflects the double-declining balance method of depreciation.

(2) A $0.1 million increase in administrative expenses was due to higher professional services during 1998, which were not needed during 1997, and to higher data processing costs.

(3) A $0.2 million increase in the allowance for bad debt was due to the collection of unpaid invoices in 1997 that had previously been reserved for as a bad debt. A similar collection did not occur during 1998.

(C) Net Gain (Loss) on Disposition of Owned Equipment

The net loss on disposition of equipment for the second quarter of 1998 totaled $1,000, and resulted from the sale of trailers and a railcar with an aggregate net book value of $47,000 for proceeds of $46,000. The net gain on disposition of equipment for the second quarter of 1997 totaled $1.8 million, and resulted from the sale of trailers and modular buildings with a net book value of $2.5 million for proceeds of $4.3 million.

(D)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
(USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                             For the Three Months
                                                                                Ended June 30,
                                                                            1998             1997
                                                                        ------------------------------

Aircraft, rotable components, and aircraft engines                        $ 2,228          $    432
Mobile offshore drilling unit                                                  14               (40)
Marine vessels                                                               (132)              (53)
                                    ------------------------------------------------     -------------
  Equity in net income of USPEs                                           $ 2,110          $    339
                                    ================================================     =============

Aircraft, rotable components, and aircraft engines: During the second quarter of 1998, lease revenues of $1.4 million and the gain from the sale of the Partnerships interest in a trust of $2.8 million were offset by depreciation and administrative expenses of $2.0 million. During the same period of 1997, lease revenues of $2.1 million were offset by depreciation and administrative expenses of $1.6 million. Revenues decreased $0.7 million due to the sale of the Partnership's investment in two trusts containing ten commercial aircraft and a lower lease rate earned on certain equipment. The decrease in lease revenues was offset in part by the Partnership's investment in two additional trusts owning an MD-82 commercial aircraft in each during 1998. The increase in expenses of $0.4 million was primarily due to depreciation of the investment in two additional trusts during 1998 partially offset by the sale the Partnership's interest in two trusts.

Mobile offshore drilling unit: During the three months ended June 30, 1998 and 1997, revenues of $0.1 million were offset by depreciation and administrative expenses of $0.1 million.

Marine vessels: During the second quarter of 1998, lease revenues of $0.9 million were offset by depreciation and administrative expenses of $1.1 million. During the same period of 1997, lease revenues of $0.9 million were offset by depreciation and administrative expenses of $1.0 million. The increase in depreciation and administrative expenses was due primarily to an increase in marine operating expenses.

(E)      Net Income

As a result of the foregoing, the Partnership's net income was $2.2 million for the period ended June 30, 1998 and 1997. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the second quarter of 1998 is not necessarily indicative of future periods. In the second quarter of 1998, the Partnership distributed $2.4 million to the limited partners, or $0.45 per weighted-average limited partnership unit.

Comparison of the Partnership's Operating Results for the Six Months Ended June 30, 1998 and 1997

(A)      Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operation, and asset-specific insurance expenses) on owned equipment decreased during the six months ended June 30, 1998 when compared to the same period of 1997. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                            For the Six Months
                                                                              Ended June 30,
                                                                          1998              1997
                                                                      ------------------------------

Trailers                                                                $ 1,966           $ 1,468
Marine vessels                                                            1,448             1,801
Rail equipment                                                            1,063             1,103
Aircraft                                                                    892             1,002
Portable heaters                                                            249                --
Modular buildings                                                            26               408


Trailers: Trailer lease revenues and direct expenses were $2.4 million and $0.4 million, respectively, for the six months ended June 30, 1998, compared to $1.7 million and $0.2 million, respectively, during the same period of 1997. The increase in trailer contribution was due to the purchase of additional equipment during the fourth quarter of 1997.

Marine vessels: Marine vessel lease revenues and direct expenses were $1.6 million and $0.1 million, respectively, for the six months ended June 30, 1998, compared to $1.9 million and $0.1 million, respectively, during the same period of 1997. The decrease in marine vessel contribution was due to a lower lease rate earned on one marine vessel during 1998, when compared to the same period of 1997.

Rail equipment: Rail equipment lease revenues and direct expenses were $1.4 million and $0.3 million, respectively, for the six months ended June 30, 1998 and 1997.

Aircraft: Aircraft lease revenues and direct expenses were $1.0 million and $0.1 million, respectively, for the six months ended June 30, 1998, compared to $1.0 million and $9,000, respectively, during the same period of 1997. The decrease in aircraft contribution was due to repairs needed to the commuter aircraft during 1998. Similiar repairs were not needed during 1997.

Portable heaters: Portable heaters lease revenues and direct expenses were $0.2 million and $0, respectively, for the six months ended June 30, 1998. The Partnership purchased this equipment during the first quarter of 1998.

Modular buildings: Modular building lease revenues and direct expenses were $26,000 and $0, respectively, for the six months ended June 30, 1998, compared to $0.4 million and $12,000, respectively, during the same quarter of 1997. The primary reason for the decrease in lease revenues and direct expenses was the sale of the majority of this equipment during the second quarter of 1997.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses were $5.7 million for the six months ended June 30, 1998, decreased from $6.3 million for the same period in 1997. Significant variances are explained as follows:

(1) A $0.7 million decrease in depreciation and amortization expenses from 1997 levels reflects the double-declining balance method of depreciation.

(2) A $0.2 million increase in the administrative expenses was due to higher professional services during 1998, which were not needed during 1997, and higher data processing costs.




(C)                   Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the six months ended June 30, 1998 totaled $33,000, and resulted from the sale of trailers and a railcar with an aggregate net book value of $0.2 million for proceeds of $0.3 million. The net gain on disposition of equipment for the six months ended June 30, 1997 totaled $1.8 million, and resulted from the sale of modular buildings and trailers with a net book value of $2.5 million for proceeds of $4.3 million.

(D)      Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                              For the Six Months
                                                                                Ended June 30,
                                                                            1998             1997
                                                                        ------------------------------

Aircraft, rotable components, and aircraft engines                        $ 7,980          $    868
Mobile offshore drilling unit                                                  37               (44)
Marine vessels                                                               (247)             (306)
                                    ------------------------------------------------     -------------
  Equity in net income of USPEs                                           $ 7,770          $    518
                                    ================================================     =============

Aircraft, rotable components, and aircraft engines: During the six months ended June 30, 1998, lease revenues of $3.3 million and the gain from the sale of the Partnership's interest in two trusts of $8.8 million were offset by depreciation and administrative expenses of $4.1 million. During the same period of 1997, lease revenues of $4.1 million were offset by depreciation and administrative expenses of $3.2 million. Lease revenues decreased $0.8 million due to the sale of the Partnership's investment in two trusts containing ten commercial aircraft and a lower lease rate earned on certain equipment during 1998 when compared to the same period of 1997. The decrease in lease revenues caused by these sales was partially offset by the Partnership's investment in two additional trusts during 1998. The increase in expenses of $0.9 million was due primarily to the double-declining balance method of depreciation of the investment in two additional trusts during 1998 partially offset by the sale the Partnership's interest in two other trusts.

Mobile offshore drilling unit: During the six months ended June 30, 1998 and 1997, revenues of $0.2 million were offset by depreciation and administrative expenses of $0.2 million. The increase in the contribution from this equipment was due to a lower depreciation expense caused by the double-declining balance method of depreciation.

Marine vessels: During the six months ended June 30, 1998, lease revenues of $1.7 million were offset by depreciation and administrative expenses of $2.0 million. During the same period of 1997, lease revenues of $1.8 million were offset by depreciation and administrative expenses of $2.1 million. Marine vessel lease revenues decreased during the six months ended June 30 1998 due to a slightly lower lease rate earned on one of the marine vessels. The decrease in depreciation and administrative expenses was due primarily to the double-declining balance method of depreciation.

(E)      Net Income

As a result of the foregoing, the Partnership's net income for the six months ended June 30, 1998 was $7.9 million, compared to a net income of $1.9 million during the same period of 1997. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the six months ended June 30, 1998 is not necessarily indicative of future periods. In the six months ended June 30, 1998, the Partnership distributed $4.8 million to the limited partners, or $0.90 per weighted-average limited partnership unit.


(II)      FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the six months ended June 30, 1998, the Partnership generated operating cash of $10.1 million (net cash provided by operating activities, plus distributions from USPEs) to meet its operating obligations and maintain the current level of distributions (total for six months ended June 30, 1998 of approximately $5.1 million) to the partners.

During the six months ended June 30, 1998, PLM Financial Services, Inc. (FSI or the General Partner), a wholly-owned subsidiary of PLM International, Inc., sold owned equipment and two investments in USPEs and received aggregate proceeds of $15.1 million. The Partnership purchased a portfolio of portable heaters for $3.0 million and paid FSI acquisition and lease negotiation fees of $0.2 million for this equipment. The Partnership completed its commitment to purchase an interest in a trust owning an MD- 82 Stage III commercial aircraft for $7.2 million, including acquisition and lease negotiation fees of $0.4 million, that was paid to FSI for the purchase of this equipment. The Partnership made a deposit of $0.7 million toward this interest in 1997. The Partnership also purchased another interest in a trust owning an MD-82 Stage III commercial aircraft for $8.2 million, including acquisition and lease negotiation fees of $0.4 million, that was paid to FSI for the purchase of this equipment, the remaining interest in this trust was purchased by an affiliated program.

During the six months ended June 30, 1998, the Partnership paid $3.6 million due to affiliated USPEs. As of June 30 1998. $2.4 million was due to affiliated USPEs. The Partnership subsequently paid $1.5 million to affiliated USPEs during July 1998.

The General Partner has entered into a short-term joint $50.0 million credit facility. This facility was amended on June 1, 1998 to temporarily increase the borrowing capacity of American Finance Group, Inc. (AFG), a.subsidiary of PLM International, Inc., from $50.0 million to $55.0 million until September 1, 1998. As of August 3, 1998, TEC Acquisub, Inc., an indirect wholly-owned subsidiary of PLM International, Inc., had borrowings of $2.0 million and AFG had borrowings of $42.6 million under the shor term joint $55.0 million credit facility. No other eligible borrower had any outstanding borrowings.

(III) YEAR 2000 COMPLIANCE

The General Partner is currently addressing the Year 2000 computer software issue and is creating a timetable for carrying out any program modifications that may be required. The General Partner does not anticipate that the cost of those modifications allocable to the Partnership will be material.

(IV)  ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued two new statements: SFAS No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a public company's operating segments and related disclosures about its products, services, geographic areas, and major customers. Both statements are effective for the Partnership's fiscal year ended December 31, 1998. The effect of the adoption of these statements will be limited to the form and content of the Partnership's disclosures and will not impact the Partnership's results of operations, cash flow, or financial position.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of June 30, 1998, the General Partner is reviewing the effect this standard will have on the Partnership's consolidated financial statements.

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




                     (this space intentionally left blank)

                          PART II -- OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1 First Amendment to Restated Warehousing Credit Agreement among American Finance Group, Inc., First Union National Bank of North Carolina, and Bank of Montreal, dated as of June 1, 1998.

10.2 Second Amendment to Restated Warehousing Credit Agreement among American Finance Group, Inc., First Union National Bank, and Bank of Montreal, dated as of June 8, 1998.

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



                                 PLM EQUIPMENT GROWTH & INCOME FUND VII
                                 By: PLM Financial Services, Inc.
                                     General Partner



Date: August 3, 1998             By: /s/ Richard K Brock
                                     -------------------
                                     Richard K Brock
                                     Vice President and
                                     Corporate Controller