Form 10-Q
period 1998-09-30
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 1998-11-06
CIK 895234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 30, 1998


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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)





                                                                            September 30,           December 31,
                                                                               1998                 1997
                                                                        --------------------------------------
Assets

Equipment held for operating lease, at cost                               $       69,514        $    58,844
Less accumulated depreciation                                                    (33,364)           (24,650)
                                                                        ---------------------------------------
                                                                                  36,150             34,194
Equipment held for sale                                                               --              4,148
                                                                        ---------------------------------------
  Net equipment                                                                   36,150             38,342

Cash and cash equivalents                                                            929              9,327
Restricted cash                                                                      197                191
Accounts receivable, less allowance for doubtful accounts
    of $464 in 1998 and $522 in 1997                                               1,060                887
Investments in unconsolidated special-purpose entities                            37,463             31,377
Deferred charges, net of accumulated amortization
    of $189 in 1998 and $274 in 1997                                                 235                296
Prepaid expenses and other assets                                                     52                 49
                                                                        ---------------------------------------

      Total assets                                                        $       76,086        $    80,469
                                                                        =======================================


Liabilities and partners' capital

Liabilities:
Accounts payable and accrued expenses                                     $          711        $       367
Due to affiliates                                                                  1,081              4,563
Lessee deposits and reserve for repairs                                            1,278              1,477
Notes payable                                                                     23,000             23,000
                                                                        ---------------------------------------
  Total liabilities                                                               26,070             29,407

Partners' capital:
Limited partners (5,334,211 limited partnership units as of
    September 30, 1998 and 5,370,297 as of December 31, 1997)                     50,016             51,062
General Partner                                                                       --                 --
                                                                        ---------------------------------------
  Total partners' capital                                                         50,016             51,062
                                                                        ---------------------------------------

      Total liabilities and partners' capital                             $       76,086        $    80,469
                                                                        =======================================




                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
        (in thousands of dollars, except weighted-average unit amounts)


                                                     For the Three Months                 For the Nine Months
                                                      Ended September 30,                 Ended September 30,
                                                        1998         1997                1998            1997
                                                 ------------------------------------------------------------------
Revenues


Lease revenue                                      $   3,800       $   2,958           $  10,424        $   9,413
Interest and other income                                145             121                 285              226
Net gain on disposition of equipment                       3               2                  35            1,802
                                                 --------------------------------------------------------------------
    Total revenues                                     3,948           3,081              10,744           11,441
                                                 --------------------------------------------------------------------

Expenses

Depreciation and amortization                          1,841           2,143               5,685            6,701
Repairs and maintenance                                  642             365               1,477              992
Interest expense                                         427             418               1,259            1,273
Management fees to affiliate                             212             163                 588              524
Equipment operating expense                              409              15                 515               43
Insurance expense                                        130              28                 191               65
General and administrative expenses
      to affiliates                                      166             207                 517              510
Other general and administrative expenses                100              98                 367              262
Provision for (recovery of) bad debts                    (42)            171                   1              226
                                                 --------------------------------------------------------------------
    Total expenses                                     3,885           3,608              10,600           10,596
                                                 --------------------------------------------------------------------

Equity in net income (loss) of unconsolidated
      special-purpose entities                          (848)            168               6,922              686
                                                 --------------------------------------------------------------------

Net income (loss)                                  $    (785)      $    (359 )         $   7,066        $   1,531
                                                 ====================================================================

Partners' share of net income (loss)

Limited partners                                   $    (912)      $    (486 )         $   6,686        $   1,149
General Partner                                          127             127                 380              382
                                                 --------------------------------------------------------------------

Total                                              $    (785)      $    (359 )         $   7,066        $   1,531
                                                 ====================================================================

Net income (loss) per weighted-average
      limited partnership unit                     $   (0.17)      $   (0.09 )         $    1.25        $    0.21
                                                 ====================================================================



Cash distributions                                 $   2,529       $   2,544           $   7,600        $   7,633
                                                 ====================================================================
Cash distributions per weighted-average
      limited partnership unit                     $    0.45       $    0.45           $    1.35        $    1.35
                                                 ====================================================================











                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            ( A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                     For the period from December 31, 1996
                              to September 30, 1998
                            (in thousands of dollars)




                                                            Limited               General
                                                            Partners              Partner                     Total
                                                        ------------------------------------------------------------

Partners' capital as of December 31, 1996                 $    60,137            $     --             $    60,137

Net income                                                        593                 508                   1,101

Cash distribution                                              (9,668)               (508)                (10,176)
                                                        ------------------------------------------------------------

  Partners' capital as of December 31, 1997                    51,062                  --                  51,062

Net income                                                      6,686                 380                   7,066

Repurchase of limited partnership units                          (512)                 --                    (512)

Cash distribution                                              (7,220)               (380)                 (7,600)
                                                        ------------------------------------------------------------

  Partners' capital as of September 30, 1998              $    50,016            $     --             $    50,016
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

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)


                                                                                      For the Nine Months
                                                                                      Ended September 30,
                                                                                   1998            1997
                                                                                ----------------------------

Operating activities


Net income                                                                       $    7,066       $    1,531
Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
  Depreciation and amortization                                                       5,685            6,701
  Net gain on disposition of equipment                                                  (35)          (1,802)
  Equity in net income from unconsolidated
      special-purpose entities                                                       (6,922)            (686)
  Changes in operating assets and liabilities:
    Restricted cash                                                                      (6)             (31)
    Accounts receivable, net                                                           (204)             393
    Prepaid expenses and other assets                                                    (3)              55
    Accounts payable and accrued expenses                                               344              384
    Due to affiliates                                                                   100              343
    Lessee deposits and reserve for repairs                                            (199)             490
                                                                               -------------------
                                                                                                ----------------
      Net cash provided by operating activities                                       5,826            7,378
                                                                               ---------------------------------

Investing activities

Payments for equipment and capitalized repairs                                       (3,466)             (91)
Investment in and equipment purchased and placed in
    unconsolidated special-purpose entities                                         (22,261)              --
Distributions from unconsolidated special-purpose entities                            8,295            5,805
Distributions from liquidation of unconsolidated special-purpose entities            14,802               --
Payments of acquisition fees to affiliate                                              (155)              --
Payments of lease negotiation fees to affiliate                                         (34)              --
Proceeds from disposition of equipment                                                  289            4,411
                                                                               ---------------------------------
      Net cash (used in) provided by investing activities                            (2,530)          10,125
                                                                               ---------------------------------

Financing activities

Payments of short-term note payable                                                      --           (2,000)
Payments of due to affiliates                                                        (5,092)              --
Cash recieved from affiliates                                                         1,510               --
Cash distribution paid to limited partners                                           (7,220)          (7,251)
Cash distribution paid to General Partner                                              (380)            (382)
Repurchase of limited partnership units                                                (512)              --
                                                                               ---------------------------------
      Net cash used in financing activities                                         (11,694)          (9,633)
                                                                               ---------------------------------

Net (decrease) increase in cash and cash equivalents                                 (8,398)           7,870
Cash and cash equivalents at beginning of period                                      9,327            2,468
                                                                                                ----------------
                                                                               -------------------
Cash and cash equivalents at end of period                                       $      929       $   10,338
                                                                               =================================

Supplemental information

Interest paid                                                                    $      869       $      864
                                                                               =================================
Supplemental disclosure of noncash investing and financing activities:
  Sale proceeds included in accounts receivable                                  $       16       $        5
                                                                               =================================

                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998

1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth & Income Fund VII (the Partnership) as of September 30, 1998 and December 31, 1997, the statements of operations for the three and nine months ended September 30, 1998 and 1997, the statements of cash flows for the nine months ended September 30, 1998 and 1997, and the statements of changes in partners' capital for the period from December 31, 1996 to September 30, 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, on file with the Securities and Exchange Commission.

2.   Repurchase of Limited Partnership Units

In 1997, the Partnership agreed to repurchase up to 46,000 limited partnership units for an aggregate purchase price of up to a maximum of $0.7 million. As of September 30, 1998, the Partnership had repurchased 36,086 limited partnership units for $0.5 million. The General Partner may repurchase the additional units in the future.

3.   Cash Distributions

Cash distributions are recorded when paid and totaled $2.5 million and $7.6 million for the three and nine months ended September 30, 1998 and 1997. Cash distributions to limited partners in excess of net income are considered to represent a return of capital. Cash distributions to the limited partners of $0.5 million and $6.1 million for the nine months ended September 30, 1998 and 1997, respectively, were deemed to be a return of capital. Cash distributions related to the results from the third quarter of 1998, of $1.2 million, will be paid during the fourth quarter of 1998.

4.   Transactions with General Partner and Affiliates

The Partnership's proportional share of the affiliated expenses incurred by the unconsolidated special-purpose entities (USPEs) during 1998 and 1997 is listed in the following table (in thousands of dollars):


                                                     For the Three Months                 For the Nine Months
                                                      Ended September 30,                 Ended September 30,
                                                      1998            1997                1998             1997
                                                 --------------------------------------------------------------------
Management fees                                    $     112       $     127           $     333        $     374
Data processing and administrative
   expenses                                               30              34                 102              101
Insurance expense                                          3              35                  18              141


Transportation Equipment Indemnity Company, Ltd. (TEI), an affiliate of the General Partner, provides marine insurance coverage for the Partnership's investment in USPEs and other insurance brokerage services. TEI did not provide the same level of insurance coverage during 1998 as had been provided during 1997. These services were provided by an unaffiliated third party.

The Partnership paid FSI $0.2 million for equipment acquisition and lease negotiation fees during the nine months ended September 30, 1998. No similar fees were paid to FSI during the same period of 1997.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998

Transactions with General Partner and Affiliates (continued)

The balance due to affiliates as of September 30, 1998 includes $0.1 million due to FSI and its affiliates for management fees and $0.9 million due to affiliated USPEs. The balance due to affiliates as of December 31, 1997 includes $0.1 million due to FSI and its affiliates for management fees and $4.5 million due to an affiliated USPE.

The Partnership's proportional share of USPE-affiliated management fees, of $0.1 million and $0.2 million, was payable as of September 30, 1998 and December 31, 1997, respectively.

The Partnership's proportional share of equipment acquisition and lease negotiation fees paid by USPEs to FSI during the nine months ended September 30, 1998 was $1.2 million. No similar fees were paid during the same period of 1997.

During the nine months ended September 30, 1998, the Partnership paid $5.1 million to affiliated USPEs.

5.   Equipment

Owned equipment held for operating lease is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale. The components of owned equipment are as follows (in thousands of dollars):


                                              September 30,       December 31,
                                                 1998                 1997
                                            -------------------------------------

Marine vessels                               $    22,212          $    22,212
Trailers                                          17,547               18,111
Aircraft                                          15,933                8,305
Rail equipment                                    10,074               10,063
Portable heaters                                   3,595                   --
Modular buildings                                    153                  153
                                            -------------       --------------
                                                  69,514               58,844
Less accumulated depreciation                    (33,364)             (24,650)
                                            -------------       --------------
                                                  36,150               34,194
Equipment held for sale                               --                4,148
                                            -------------       --------------
    Net equipment                            $    36,150          $    38,342
                                            =============       ==============

As of September 30, 1998, all of the equipment was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for two commuter aircraft and five railcars. As of December 31, 1997, all of the equipment was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for two commuter aircraft that were held for sale and a railcar. The net book value of the equipment off lease was $3.6 million and $4.1 million as of September 30, 1998 and December 31, 1997, respectively.

The Partnership purchased a portfolio of portable heaters during the nine months ended September 30, 1998 for $3.6 million, including $0.2 million in acquisition fees paid to FSI.

During the nine months ended September 30, 1998, the Partnership disposed of or sold trailers and a railcar with a net book value of $0.2 million for $0.3 million. The Partnership also reclassified the two commuter aircraft that were held for sale at December 31, 1997 to owned equipment held for operating lease. The sale of this aircraft has been postponed until a future date.

During the nine months ended September 30, 1997, the Partnership disposed of or sold modular buildings and trailers with a net book value of $2.5 million for $4.3 million.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998

6.   Investments in Unconsolidated Special-Purpose Entities

The net investments in USPEs include the following jointly-owned equipment and related assets and liabilities (in thousands of dollars):


                                                                                   September 30,   December 31,
                                                                                       1998            1997
                                                                                ---------------------------------



  75% interest in an entity owning marine containers                              $     7,481        $       --
  50% interest in a trust owning an MD-82 commercial aircraft                           7,212                --
  80% interest in an entity owning a bulk-carrier marine vessel                         5,343             6,014
  50% interest in a trust owning an MD-82 commercial aircraft                           4,442               682

  33% interest in two trusts owning three 737-200A commercial aircraft,
            two aircraft engines, and a portfolio of aircraft rotables                  4,429             8,036

  24% interest in a trust owning a 767-200ER commercial aircraft                        4,321             4,824
  44% interest in an entity owning a bulk-carrier marine vessel                         2,312             2,439
  10% interest in an entity owning a mobile offshore drilling unit                      1,526             1,712
  50% interest in a trust that owned four 737-200A commercial aircraft                    241             4,362
  25% interest in a trust that owned four 737-200A commercial aircraft                    156             3,308
      Net investments                                                             $    37,463        $   31,377
                                                                                 =============     =============


As of September 30, 1998 and December 31, 1997, the Partnership had an interest in trusts that owned multiple aircraft (the Trusts). As of December 31, 1997, two of these Trusts contained provisions, under certain circumstances, for allocating specific aircraft to the beneficial owners. During the nine months ended September 30, 1998, in one of these Trusts, the Partnership sold the two commercial aircraft assigned to it, with a net book value of $3.4 million, for proceeds of $8.8 million. During the same period, in another trust, the Partnership also sold the commercial aircraft assigned to it, with a net book value of $2.7 million, for proceeds of $6.0 million.

During the nine months ended September 30, 1998, the Partnership completed its commitment to purchase an interest in a trust owning an MD-82 Stage III commercial aircraft for $7.2 million, including acquisition and lease negotiation fees of $0.4 million that were paid to FSI for the purchase of this equipment. The Partnership made a deposit of $0.7 million toward this purchase in 1997. The Partnership also purchased an interest in another trust owning an MD-82 Stage III commercial aircraft for $8.2 million, including acquisition and lease negotiation fees of $0.4 million that were paid to FSI for the purchase of this equipment. The remaining interest in this trust was purchased by an affiliated program.

In addition, during the nine months ended September 30, 1998, the Partnership purchased an interest in an entity owning 4,912 marine containers for $7.5 million, including acquisition and lease negotiation fees of $0.4 million that were paid to FSI. The remaining interest in this entity was purchased by an affiliated program.

7.   Debt

The General Partner entered into a short-term, joint $50.0 million credit facility that is due to expire on November 2, 1998. This facility was amended on June 1, 1998 to temporarily increase the borrowing capacity of American Finance Group, Inc. (AFG), a subsidiary of PLM International, Inc., from $50.0 million to $55.0 million until September 1, 1998. On June 8, 1998, this facility was amended again to temporarily increase AFG's borrowing capacity from $55.0 million to $60.0 million until July 8, 1998. As of September 30, 1998, the Partnership had no borrowings under the short-term joint $50.0 million credit facility. Among the other eligible borrowers, AFG had borrowings of $44.2 million, and TEC Acquisub, Inc., had borrowings of $0.3 million under the short-term joint, $50.0 million credit facility as of September 30, 1998. No other eligible borrower had any outstanding borrowings.

                          PLM EQUIPMENT GROWTH FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998

Debt (continued)

The General Partner believes it will renew the credit facility upon its expiration with similar terms as those in the current credit facility.

8.   Net Income (Loss) Per Weighted-Average Partnership Unit

Net income (loss) per weighted-average Partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and nine months ended September 30, 1998 was 5,334,211 and 5,343,769, respectively. The weighted-average number of Partnership units deemed outstanding during the three and nine months ended September 30, 1997 was 5,370,297.

9.   Contingencies

PLM International, Inc., (the Company) and various of its affiliates are named as defendants in a lawsuit filed as a class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). The plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who allegedly invested in certain California limited partnerships (the Funds) for which the Company's wholly-owned subsidiary, FSI, acts as the general partner, including PLM Equipment Growth Funds IV, V, and VI, and the Partnership. The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action against PLM Securities Corp. for breach of third party beneficiary contracts in violation of the National Association of Securities Dealers rules of fair practice. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against the defendants for improper sales and marketing practices, mismanagement of the Funds, and concealing such mismanagement from investors in the Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

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

On June 5, 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The plaintiff is an investor in PLM Equipment Growth Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in certain California limited partnerships for which FSI acts as the general partner, including the Funds. The complaint alleges the same facts and the same nine causes of action

                          PLM EQUIPMENT GROWTH FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998

Contingencies (continued)

as in the Koch action, plus five additional causes of action against all of the defendants, as follows: violations of California Business and Professions Code Sections 17200, et seq. for alleged unfair and deceptive practices, constructive fraud, unjust enrichment, violations of California Corporations Code Section 1507, and a claim for treble damages under California Civil Code Section 3345.

On July 31, 1997, the defendants filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition (the petition) under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In connection with this motion, plaintiff agreed to a stay of the state court action pending the district court's decision on the petition to compel arbitration. In October 1997, the district court denied the Company's petition to compel arbitration and in November 1997, agreed to hear the Company's motion for reconsideration of this order. The hearing on this motion has been taken off calendar and the district court has dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution. In connection with her opposition to the petition to compel arbitration, the plaintiff filed an amended complaint with the state court in August 1997 alleging two new causes of action for violations of the California Securities Law of 1968 (California Corporations Code Sections 25400 and 25500) and for violation of California Civil Code Sections 1709 and 1710. Plaintiff also served certain discovery requests on defendants. Because of the stay, no response to the amended complaint or to the discovery is currently required.

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

10.      Subsequent Event

The General Partner received a commitment letter dated October 29, 1998 from the lender of the short-term credit facility extending the credit facility to November 1, 1999. The terms of the credit facility remained substantially the same as the previous credit facility.











                      (this space intentionally left blank)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)      RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth & Income Fund VII's (the Partnership's) Operating Results for the Three Months Ended September 30, 1998 and 1997

(A)      Owned Equipment Operations

Lease revenues less direct expenses (defined as expenses for repairs and maintenance, equipment operation, and asset-specific insurance) on owned equipment increased during the three months ended September 30, 1998 when compared to the same period of 1997. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                           For the Three Months
                                                                           Ended September 30,
                                                                          1998              1997
                                                                      ------------------------------

Trailers                                                                $   964           $   815
Marine vessels                                                              609               739
Rail equipment                                                              448               486
Aircraft                                                                    363               501
Portable heaters                                                            237                --
Modular buildings                                                            11                16


Trailers: Trailer lease revenues and direct expenses were $1.2 million and $0.2 million, respectively, for the three months ended September 30, 1998, compared to $0.9 million and $0.1 million, respectively, during the same period of 1997. The increase in trailer contribution was due to the purchase of additional equipment during the fourth quarter of 1997.

Marine vessels: Marine vessel lease revenues and direct expenses were $1.2 million and $0.6 million, respectively, for the three months ended September 30, 1998, compared to $0.8 million and $0.1 million, respectively, during the same period of 1997. Lease revenues and direct expenses increased during the third quarter of 1998, when compared to the same period of 1997, due to a change in the lease arrangement for the Partnership's marine vessels. During the third quarter of 1997, the marine vessels were operating under a bareboat charter in which the lessee pays a flat lease rate and also pays for certain operating expenses while on lease. During the third quarter of 1998, the marine vessels were operating under a lease arrangement in which the lessee pays a higher lease rate, however, the Partnership now pays for all operating expenses. The decrease in marine vessel contribution was due to the increase in operating expenses exceeding the increase in the lease rate.

Rail equipment: Rail equipment lease revenues and direct expenses were $0.7 million and $0.2 million, respectively, for the three months ended September 30, 1998 and 1997. The decrease in railcar contribution during 1998 was due to an increase in required repairs during 1998 when compared to the same period of 1997.

Aircraft: Aircraft lease revenues and direct expenses were $0.5 million and $0.1 million, respectively, for the three months ended September 30, 1998, compared to $0.5 million and $5,000, respectively, during the same period of 1997. The decrease in aircraft contribution was due to additional repairs required to the commuter aircraft that was off-lease during the three months ended September 30, 1998 which were not needed during 1997.

Portable heaters: Lease revenues and direct expenses for portable heaters were $0.2 million and $0, respectively, for the three months ended September 30, 1998. The Partnership purchased this equipment during the first quarter of 1998.

Modular buildings: Modular building lease revenues and direct expenses were $11,000 and $0, respectively, for the three months ended September 30, 1998, compared to $16,000 and $0, respectively, during the same period of 1997. The primary reason for the decrease in lease revenues was due to fewer modular buildings on lease for the three months ended September 30, 1998 when compared to the same period of 1997.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses were $2.7 million for the three months ended September 30, 1998, a decrease from $3.2 million for the same period in 1997. Significant variances are explained as follows:

     (1) A $0.3 million decrease in depreciation and amortization expenses from 1997 levels reflects the double-declining balance method of depreciation, which was offset in part by the purchase of portable heaters during 1998.

     (2) A $0.2 million decrease in bad debt expense was due to the collection of $49,000 from past due receivables during the three months ended September 30, 1998 that had previously been reserved for as a bad debt and the General Partner's evaluation of the collectability of receivables due from certain lessees.

(C) Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the third quarter of 1998 totaled $3,000, and resulted from the sale of a trailer with an aggregate net book value of $3,000 for proceeds of $6,000. The net gain on disposition of equipment for the third quarter of 1997 totaled $2,000, and resulted from the sale of trailers with a net book value of $29,000 for proceeds of $31,000.

(D)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
(USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                             For the Three Months
                                                                             Ended September 30,
                                                                            1998             1997
                                                                        ------------------------------

Mobile offshore drilling unit                                             $    21          $     (1)
Marine vessels                                                                 (4)             (133)
Marine containers                                                             (59)               --
Aircraft, rotable components, and aircraft engines                           (806)              302
                                    ------------------------------------------------     -------------
  Equity in net income (loss) of USPEs                                    $  (848)         $    168
                                    ================================================     =============

Mobile offshore drilling unit: During the three months ended September 30, 1998 and 1997, revenues of $0.1 million were offset by depreciation and administrative expenses of $0.1 million. The increase in mobile offshore drilling unit contribution is due to lower depreciation expense as a result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine vessels: During the three months ended September 30, 1998, lease revenues of $0.9 million were offset by depreciation and administrative expenses of $0.9 million. During the same period of 1997, lease revenues of $0.9 million were offset by depreciation and administrative expenses of $1.1 million. The decrease in depreciation and administrative expenses was due primarily to lower depreciation expense as a result of the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine containers: As of September 30, 1998, the Partnership owned an interest in an entity that owns marine containers. During the third quarter of 1998, revenues of $0.1 million were offset by depreciation and administrative expenses of $0.1 million. The Partnership purchased this interest during September 1998.

Aircraft, rotable components, and aircraft engines: During the three months ended September 30, 1998, lease revenues of $1.2 million were offset by depreciation and administrative expenses of $2.0 million. During the same period of 1997, lease revenues of $1.9 million were offset by depreciation and administrative expenses of $1.6 million. Revenues decreased $0.7 million due to the sale of the Partnership's investment in two trusts containing ten commercial aircraft and a lower lease rate earned on certain equipment. The decrease in lease revenues was offset in part by the Partnership's investment in two additional trusts during 1998, each owning an MD-82 commercial aircraft. The increase in expenses of $0.4 million was primarily due to depreciation expense relating to the investment in two additional trusts during 1998 which was partially offset by the sale of the Partnership's interest in two trusts.

(E)      Net Loss

As a result of the foregoing, the Partnership had a net loss of $0.8 million for the period ended September 30, 1998, compared to a net loss of $0.4 million during the same period of 1997. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the third quarter of 1998 is not necessarily indicative of future periods. In the third quarter of 1998, the Partnership distributed $2.4 million to the limited partners, or $0.45 per weighted-average limited partnership unit.

Comparison of the Partnership's Operating Results for the Nine Months Ended September 30, 1998 and 1997

(A)      Owned Equipment Operations

Lease revenues less direct expenses (defined as expenses for repairs and maintenance, equipment operation, and asset-specific insurance) on owned equipment decreased during the nine months ended September 30, 1998, when compared to the same period of 1997. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                           For the Nine Months
                                                                           Ended September 30,
                                                                          1998              1997
                                                                      ------------------------------
Trailers                                                                $ 2,930           $ 2,283
Marine vessels                                                            2,056             2,539
Rail equipment                                                            1,511             1,589
Aircraft                                                                  1,255             1,502
Portable heaters                                                            486                --
Modular buildings                                                            37               424


Trailers: Trailer lease revenues and direct expenses were $3.5 million and $0.6 million, respectively, for the nine months ended September 30, 1998, compared to $2.7 million and $0.4 million, respectively, during the same period of 1997. The increase in trailer contribution was due to the purchase of additional equipment during the fourth quarter of 1997.

Marine vessels: Marine vessel lease revenues and direct expenses were $2.8 million and $0.7 million, respectively, for the nine months ended September 30, 1998, compared to $2.7 million and $0.2 million, respectively, during the same period of 1997. Lease revenues and direct expenses increased during the nine months ended September 30, 1998, when compared to the same period of 1997, due to a change in the lease arrangement with the current lessee. During 1997, the marine vessels were operating under a bareboat charter in which the lessee pays a flat lease rate and also pays for certain operating expenses while on lease. During the third quarter of 1998, the marine vessels switched from a bareboat charter to a lease arrangement in which the lessee pays a higher lease rate, however, the Partnership now pays operating expenses. The decrease in marine vessel contribution was due to the increase in operating expenses exceeding the increase in the lease rate.

Rail equipment: Rail equipment lease revenues and direct expenses were $2.1 million and $0.5 million, respectively, for the nine months ended September 30, 1998 and 1997. The decrease in railcar contribution was due to higher repairs required during 1998 when compared to the same period of 1997.

Aircraft: Aircraft lease revenues and direct expenses were $1.5 million and $0.3 million, respectively, for the nine months ended September 30, 1998, compared to $1.5 million and $13,000, respectively, during the same period of 1997. The decrease in aircraft contribution was due to required repairs to the commuter aircraft that was off-lease during 1998. Similar repairs were not needed during 1997.

Portable heaters: Portable heater lease revenues and direct expenses were $0.5 million and $0, respectively, for the nine months ended September 30, 1998. The Partnership purchased this equipment during the first quarter of 1998.

Modular buildings: Modular building lease revenues and direct expenses were $37,000 and $0, respectively, for the nine months ended September 30, 1998, compared to $0.4 million and $12,000, respectively, during the same quarter of 1997. The primary reason for the decrease in lease revenues and direct expenses was the sale of the majority of this equipment during the second quarter of 1997.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses were $8.4 million for the nine months ended September 30, 1998, decreased from $9.5 million for the same period in 1997. Significant variances are explained as follows:

     (1) A $1.0 million decrease in depreciation and amortization expenses from 1997 levels reflects the double-declining balance method of depreciation which was offset in part by the purchase of portable heaters during 1998.

     (2) A $0.2 million decrease in bad debt expense was due, in part, to the collection of $0.1 million from past due receivables during the nine months ended September 30, 1998 that had previously been reserved for as a bad debt and the General Partner's evaluation of the collectability of receivables due from certain lessees.

     (3) A $0.1 million increase in administrative expenses was due to higher professional services during 1998, which were not needed during 1997, and higher data processing costs.

     (4) A $0.1 million increase in management fees was due to higher lease revenues earned by the Partnership during 1998, when compared to the same period in 1997.

(C) Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the nine months ended September 30, 1998 totaled $35,000, and resulted from the sale of trailers and a railcar with an aggregate net book value of $0.2 million for proceeds of $0.3 million. The net gain on disposition of equipment for the nine months ended September 30, 1997 totaled $1.8 million, and resulted from the sale of modular buildings and trailers with a net book value of $2.5 million for proceeds of $4.3 million.

(D)      Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                             For the Nine Months
                                                                             Ended September 30,
                                                                            1998             1997
                                                                        ------------------------------

Aircraft, rotable components, and aircraft engines                        $ 7,174          $  1,170
Mobile offshore drilling unit                                                  58               (45)
Marine containers                                                             (59)               --
Marine vessels                                                               (251)             (439)
                                    ------------------------------------------------     -------------
  Equity in net income of USPEs                                           $ 6,922          $    686
                                    ================================================     =============

Aircraft, rotable components, and aircraft engines: During the nine months ended September 30, 1998, lease revenues of $4.5 million and the gain from the sale of the Partnership's interest in two trusts of $8.8 million were offset by depreciation and administrative expenses of $6.1 million. During the same period of 1997, lease revenues of $6.1 million were offset by depreciation and administrative expenses of $4.9 million. Lease revenues decreased $1.6 million due to the sale of the Partnership's investment in two trusts containing ten commercial aircraft and a lower lease rate earned on certain equipment during 1998 when compared to the same period of 1997. The decrease in lease revenues caused by these sales was partially offset by the Partnership's investment in two additional trusts during 1998, each owning an MD-82 commercial aircraft. The increase in expenses of $1.2 million was due primarily to the double-declining balance method of depreciation of the investment in two additional trusts during 1998, which was partially offset by the sale of the Partnership's interest in two other trusts.

Mobile offshore drilling unit: During the nine months ended September 30, 1998, revenues of $0.3 million were offset by depreciation and administrative expenses of $0.2 million. During the same period of 1997, lease revenues of $0.3 million were offset by depreciation and administrative expenses of $0.3 million. The increase in the contribution from this equipment was due to a lower depreciation expense caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine containers: As of September 30, 1998, the Partnership owned an interest in an entity that owns marine containers. During 1998, revenues of $0.1 million were offset by depreciation and administrative expenses of $0.1 million. The Partnership purchased this interest during September 1998.

Marine vessels: During the nine months ended September 30, 1998, lease revenues of $2.6 million were offset by depreciation and administrative expenses of $2.9 million. During the same period of 1997, lease revenues of $2.7 million were offset by depreciation and administrative expenses of $3.1 million. Marine vessel lease revenues decreased during the nine months ended September 30 1998 due to a slightly lower lease rate earned on one of the marine vessels. The decrease in depreciation and administrative expenses was due primarily to the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(E)      Net Income

As a result of the foregoing, the Partnership's net income for the nine months ended September 30, 1998 was $7.1 million, compared to a net income of $1.5 million during the same period of 1997. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the nine months ended September 30, 1998 is not necessarily indicative of future periods. In the nine months ended September 30, 1998, the Partnership distributed $7.2 million to the limited partners, or $1.35 per weighted-average limited partnership unit.

(II)     FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the nine months ended September 30, 1998, the Partnership generated operating cash of $14.1 million (net cash provided by operating activities, plus non-liquidating distributions from USPEs) to meet its operating obligations and maintain the current level of distributions (total for nine months ended September 30, 1998 of approximately $7.6 million) to the partners.

During the nine months ended September 30, 1998, PLM Financial Services, Inc. (FSI or the General Partner), a wholly-owned subsidiary of PLM International, Inc., sold owned equipment and two investments in USPEs and received aggregate proceeds of $15.1 million. The Partnership purchased a portfolio of portable heaters for $3.6 million including acquisition and lease negotiation fees of $0.2 million that was paid to FSI for this equipment. The Partnership completed its commitment to purchase an interest in a trust owning an MD-82 Stage III commercial aircraft for $7.2 million, including acquisition and lease negotiation fees of $0.4 million, that were paid to FSI for the purchase of this equipment. The Partnership made a deposit of $0.7 million toward this interest in 1997. The Partnership also purchased another interest in a trust owning an MD-82 Stage III commercial aircraft for $8.2 million and an interest in an entity owning 4,912 marine containers for $7.5 million, including acquisition and lease negotiation fees of $0.8 million, that were paid to FSI for the purchase of this equipment, the remaining interest in this trust and entity was purchased by affiliated programs.

During the nine months ended September 30, 1998, the Partnership paid $5.1 million that was due to affiliated USPEs. As of September 30 1998, $0.9 million in engine reserves and security deposits was due to an affiliated USPE.

The General Partner has entered into a short-term joint $50.0 million credit facility. As of November 3, 1998, TEC Acquisub, Inc., an indirect wholly-owned subsidiary of PLM International, Inc., had borrowings of $0.3 million and American Finance Group, Inc., a subsidiary of PLM International, Inc., had borrowings of $39.1 million under the short-term joint $50.0 million credit facility. No other eligible borrower had any outstanding borrowings.

(III)             EFFECTS OF YEAR 2000

It is possible that the General Partner's currently installed computer systems, software products and other business systems, or the Partnership's vendors, service providers and customers, working either alone or in conjunction with other software or systems, may not accept input of, store, manipulate and output dates on or after January 1, 2000 without error or interruption (a problem commonly known as the "Year 2000" problem). As the Partnership relies substantially on the General Partner's software systems, applications and control devices in operating and monitoring significant aspects of its business, any Year 2000 problem suffered by the General Partner could have a material adverse effect on the Partnership's business, financial condition and results of operations.

The General Partner has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its software products and other business systems in order to determine whether such systems will retain functionality after December 31, 1999. The General Partner (a) is currently integrating Year 2000 compliant programming code into its existing internally customized and internally developed transaction processing software systems and
(b) the General Partner's accounting and asset management software systems have either already been made Year 2000 compliant or Year 2000 compliant upgrades of such systems are planned to be implemented by the General Partner before the end of fiscal year 1999. Although the General Partner believes that its Year 2000 compliance program can be completed by the beginning of 1999, there can be no assurance that the compliance program will be completed by that date. To date, the costs incurred and allocated to the Partnership to become Year 2000 compliant have not been material. Also, the General Partner believes the future cost allocable to the Partnership to become Year 2000 compliant will not be material.

Some risks associated with the Year 2000 problem are beyond the ability of the Partnership to control, including the extent to which third parties can address the Year 2000 problem. The General Partner has begun to communicate with vendors, services providers and customers in order to assess the Year 2000 compliance readiness of such parties and the extent to which the Partnership is vulnerable to any third-party Year 2000 issues. There can be no assurance that the software systems of such parties will be converted or made Year 2000 compliant in a timely manner. Any failure by the General Partner or such other parties to make their respective systems Year 2000 compliant could have a material adverse effect on the business, financial position and results of operations of the Partnership. The General Partner will make an ongoing effort to recognize and evaluate potential exposure relating to third-party Year 2000 non-compliance and will develop a contingency plan if the General Partner determines, or is unable to determine, that third-party non-compliance will have a material adverse effect on the Partnership's business, financial position or results of operation.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of September 30, 1998, the General Partner is reviewing the effect this standard will have on the Partnership's consolidated financial statements.






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

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of some of these factors, or of their occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continually monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may decide to reduce the Partnership's exposure to equipment markets in which it determines it cannot operate equipment to achieve acceptable rates of return. Alternatively, the General Partner may make a determination to enter equipment markets in which it perceives opportunities to profit from supply/demand instabilities or other market imperfections.

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

                          PART II -- OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

          10.1 Commitment Letter from First Union National Bank dated October 29, 1998 extending the $50.0 million Warehousing Credit Agreement until November 2, 1998.

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



                                 PLM EQUIPMENT GROWTH & INCOME FUND VII

                                 By: PLM Financial Services, Inc.
                                     General Partner



Date: November 4, 1998           By: /s/ Richard K Brock
                                     -------------------
                                     Richard K Brock
                                     Vice President and
                                     Corporate Controller