Form 10-K
period 1998-12-31
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 1999-03-29
CIK 895234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K


         [X]      Annual  Report   Pursuant  to  Section  13  or  15(d)  of  the
                  Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998.

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

Aggregate market value of voting stock:  N/A

An index of exhibits filed with this Form 10-K is located at page 51.

Total number of pages in this report:  131.

                                     PART I
ITEM 1.    BUSINESS

(A)  Background

In December 1992, PLM Financial Services, Inc. (FSI or the General Partner), a wholly-owned subsidiary of PLM International, Inc. (PLM International or PLMI), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 7,500,000 limited partnership units (the units) in PLM Equipment Growth & Income Fund VII, a California
limited partnership (the Partnership, the Registrant, or EGF VII). The Partnership's offering became effective on May 25, 1993. FSI, as General Partner, owns a 5% interest in the Partnership. The Partnership engages in the business of investing in a diversified equipment portfolio consisting primarily of used, long-lived, low-obsolescence capital equipment that is easily transportable by and among prospective users.

The Partnership's primary objectives are:

     (1) to invest in a diversified portfolio of low-obsolescence equipment having long lives and high residual values, at prices that the General Partner believes to be below inherent values, and to place the equipment on lease or under other contractual arrangements with creditworthy lessees and operators of equipment. All transactions over $1.0 million must be approved by the PLMI Credit Review Committee (the Committee), which is made up of members of PLMI's senior management. In determining a lessee's creditworthiness, the Committee will consider, among other factors, the lessee's financial statements, internal and external credit ratings, and letters of credit;

     (2) to generate cash distributions, which may be substantially tax-deferred (i.e., distributions that are not subject to current taxation) during the early years of the Partnership;

     (3) to create a significant degree of safety relative to other equipment leasing investments through the purchase of a diversified equipment portfolio. This diversification reduces the exposure to market fluctuations in any one sector. The purchase of used, long-lived, low-obsolescence equipment, typically at prices that are substantially below the cost of new equipment, also reduces the impact of economic depreciation and can create the opportunity for appreciation in certain market situations, where supply and demand return to balance from oversupply conditions; and

     (4) to increase the Partnership's revenue base by reinvesting a portion of its operating cash flow in additional equipment during the first six years of the Partnership's operation in order to grow the size of its portfolio. Since net income and distributions are affected by a variety of factors, including purchase prices, lease rates, and costs and expenses, growth in the size of the Partnership's portfolio does not necessarily mean that the Partnership's aggregate net income and distributions will increase upon the reinvestment of operating cash flow.

The offering of units of the Partnership closed on April 25, 1995. As of December 31, 1998, there were 5,334,211 limited partnership units outstanding. The General Partner contributed $100 for its 5% general partner interest in the Partnership.

Beginning in the Partnership's seventh year of operation, which commences January 1, 2002, the General Partner will stop reinvesting cash flow and surplus funds, which, if any, less reasonable reserves, will be distributed to the partners. In the ninth year of the operation of the Partnership, which commences January 1, 2004, the General Partner intends to begin its dissolution and liquidation in an orderly fashion, unless it is terminated earlier upon sale of all of the equipment or by certain other events. Under certain circumstances, however, the term of the Partnership may be extended, although in no event will the Partnership be extended beyond December 31, 2013.

Table  1,  below,  lists  the  equipment  and  the  cost  of  equipment  in  the
Partnership's   portfolio,   and  the  cost  of  investments  in  unconsolidated
special-purpose entities as of December 31, 1998 (in thousands of dollars):

                                     TABLE 1


Units                  Type                                             Manufacturer                      Cost
--------------------------------------------------------------------------------------------------------------------

Owned equipment held for operating leases:

     2     Bulk carrier marine vessels                   Ishikawa Jima                                $    22,212
   786     Dry trailers                                  Trailmobile/Stoughton                             10,836
   250     Dry piggyback trailers                        Various                                            3,835
    77     Refrigerated trailers                         Various                                            2,094
    61     Flatbed trailers                              Great Dane                                           515
     2     DHC-8 commuter aircraft                       DeHavilland                                        7,628
     1     737-200 Stage II commercial aircraft          Boeing                                             5,483
     3     DC-9 Stage II commercial aircraft             McDonnell Douglas                                  2,822
   346     Pressurized tank railcars                     Various                                            9,040
    68     Woodchip gondola railcars                     National Steel                                     1,044
   628     Portable heaters                              Various                                            4,085
     4     Modular buildings                             Various                                               88
                                                                                                      ------------
           Total owned equipment held for operating leases                                            $    69,682<F1>
                                                                                                      ============

Investments in unconsolidated special-purpose entities:

  0.80     Bulk-carrier marine vessel                    Tsuneishi Zosen                              $    14,212<F2>
  0.24     767-200ER Stage III commercial
             aircraft                                    Boeing                                            10,248<F3>
  0.33     Two trusts consisting of:
             Three 737-200A Stage II commercial
                 aircraft                                Boeing                                             9,408<F4>
             Two Stage II JT8D aircraft engines          Pratt & Whitney                                      390<F4>
             Portfolio of rotable components             Various                                              650<F4>
  0.50     MD-82 Stage III commercial aircraft           McDonnell Douglas                                  8,125<F2>
  0.75     Marine containers                             Various                                            7,467<F2>
  0.50     MD-82 Stage III commercial aircraft           McDonnell Douglas                                  7,132<F2>
  0.44     Bulk-carrier marine vessel                    Naikai Ship Building & Engineering Co.             5,628<F2>
  0.10     Mobile offshore drilling unit                 AT & CH de France                                  2,090<F3>
                                                                                                      ------------
           Total investments in unconsolidated special-purpose entities                               $    65,350<F1>
                                                                                                      ============


<F1> Includes equipment and investments purchased with the proceeds from capital contributions, undistributed cash flow from operations, and Partnership borrowings. Includes costs capitalized, and equipment acquisition fees paid to PLM Transportation Equipment Corporation (TEC), or PLM Worldwide Management Services (WMS).

<F2> Jointly owned:  EGF VII and an affiliated program.

<F3> Jointly owned:  EGF VII and two affiliated programs.

<F4> Jointly owned:  EGF VII and three affiliated programs.





The equipment is generally leased under operating leases for a term of one to six years.

As of December 31, 1998, approximately 80% of the Partnership's trailer equipment operated in rental yards owned and maintained by PLM Rental, Inc., the short-term trailer rental subsidiary of PLM International, doing business as PLM Trailer Leasing. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of other indirect expenses related to the rental yard operations is charged to the Partnership monthly.

The lessees of the equipment include but are not limited to: Hongkong Mingwah Shipping Co. Ltd., Wah Yuen Shipping, Inc., Pacific Carriers Ltd., Trans World Airlines, Aero California, SWR Brazil 767, Inc., and Action Carriers, Inc.

(B)  Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI, for the management of the Partnership's equipment. The Partnership's management agreement with IMI is to co-terminate with the dissolution of the Partnership, unless the limited partners vote to terminate the agreement prior to that date or at the discretion of the General Partner. IMI has agreed to perform all services necessary to manage the equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessor under the Partnership's leases. In consideration for its services and pursuant to the partnership agreement, IMI is entitled to a monthly management fee (see Notes 1 and 2 to the audited financial statements).

(C)  Competition

(1)  Operating Leases versus Full Payout Leases

Generally, the equipment owned or invested in by the Partnership is leased out on an operating lease basis wherein the rents received during the initial noncancelable term of the lease are insufficient to recover the Partnership's purchase price of the equipment. The short to mid-term nature of operating leases generally commands a higher rental rate than longer-term full payout leases and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under an operating lease need not be capitalized on the lessee's balance sheet.

The Partnership encounters considerable competition from lessors that utilize full payout leases on new equipment, i.e., leases that have terms equal to the expected economic life of the equipment. While some lessees prefer the flexibility offered by a shorter-term operating lease, other lessees prefer the rate advantages possible with a full payout lease. Competitors may write full payout leases at considerably lower rates and for longer terms than the Partnership offers, or larger competitors with a lower cost of capital may offer operating leases at lower rates, which may put the Partnership at a competitive disadvantage.

(2)  Manufacturers and Equipment Lessors

The Partnership competes with equipment manufacturers that offer operating leases and full payout leases. Manufacturers may provide ancillary services that the Partnership cannot offer, such as specialized maintenance services (including possible substitution of equipment), training, warranty services, and trade-in privileges.

The Partnership also competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), GATX Corp., General Electric Railcar Services Corporation, General Electric Aviation Services Corporation, Xtra Corporation, and other investment programs that may lease the same types of equipment.

(D)  Demand

The Partnership operates in the following operating segments: marine vessel leasing, trailer leasing, aircraft leasing, railcar leasing, marine container leasing, portable heater leasing, and mobile offshore drilling unit leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. Except for those aircraft leased to passenger air carriers, the Partnership's transportation equipment is used to transport materials and commodities, rather than people.

The following section describes the international and national markets in which the Partnership's capital equipment operates:

(1)      Marine Vessels

The Partnership owns or has investments in small to medium-sized dry bulk vessels that trade in worldwide markets and carry commodity cargoes. Demand for commodity shipping closely follows worldwide economic growth patterns, which can alter demand by causing changes in volume on trade routes. The General Partner operates the Partnership's vessels through spot and period charters, an operating approach that provides the flexibility to adapt to changing market situations.

Freight rates for dry bulk vessels decreased for all ship sizes in 1998, with the largest vessels experiencing the greatest declines. After a relatively stable year in 1997, rates declined due to a decrease in cargo tonnage moving from the Pacific Basin and Asia to western ports. The size of the overall dry bulk carrier fleet decreased by 3%, as measured by the number of vessels, but increased by 1%, as measured by deadweight (dwt) tonnage. While scrapping of ships was a significant factor in 1998 (scrapping increased by 50% over 1997) overall there was no material change in the size of the dry bulk vessel fleet, as deliveries and scrapings were nearly equal.

Total dry trade (as measured in deadweight tons) was flat, compared to a 3% growth in 1997. As a result, the market had no foundation for increasing freight rates, and charter rates declined as trade not only failed to grow, but actually declined due to economic disruptions in Asia. Overall activity is expected to remain flat in 1999, with trade in two of the three major commodities static or decreasing in volume. Iron ore volume is expected to decrease, and grain trade is anticipated to be flat, while a bright spot remains in an estimated increase in steam coal trade.

Ship values experienced a significant decline in 1998, as expectations for trade growth were dampened. The decline in ship values was also driven by bargain pricing for newbuilding in Asian yards.

The uncertainty in forecasts is the Asian economic situation; if there is some recovery from the economic shake-up that started in the second half of 1997, then 1999 has prospects for improvement. The delivery of ships in 1999 is expected to be less than in 1998, and high scrapping levels should continue. Dry bulk shipping is a cyclical business - inducing capital investment during periods of high freight rates and discouraging investment during periods of low rates. The current environment thus discourages investment. However, the history of the industry implies that this period will be followed by one of increasing rates and investment in new ships, driven by growth in demand. Over time, demand grows at an average of 3% a year, so when historic levels of growth in demand resume, the industry is expected to experience a significant increase in freight rates and ship values.

(2)  Trailers

(a)  Over-the-Road Dry Trailers

The U.S. over-the-road nonrefrigerated (dry) trailer market continued to recover in 1998, with a strong domestic economy resulting in heavy freight volumes. The leasing outlook continues to be positive, as equipment surpluses of recent years are being absorbed by a buoyant market. In addition to high freight volumes, declining fuel prices have led to a strong trucking industry and improved equipment demand.

The Partnership's nonrefrigerated van fleet experienced strong utilization throughout 1998, with utilization rates remaining well above 70% throughout the year.

(b)  Intermodal (Piggyback) Trailers

Intermodal (piggyback) trailers are used to ship goods either by truck or by rail. Activity within the North American intermodal trailer market declined slightly in 1998, with trailer shipments down 4% from 1997 levels, due primarily to rail service problems associated with the mergers in this area. Utilization of the intermodal per diem rental fleet, consisting of approximately 170,000 units, was 73%. Intermodal utilization in 1999 is expected to decline another 2% from 1998 levels, due to a slight leveling off of overall economic activity in 1999, after a robust year in 1998.

The General Partner has initiated expanded marketing and asset management efforts for its intermodal trailers, from which it expects to achieve improved trailer utilization and operating results. During 1998, average utilization rates for the Partnership's intermodal trailer fleet approached 80%.

(c)  Over-the-Road Refrigerated Trailers

The temperature-controlled over-the-road trailer market remained strong in 1998 as freight levels improved and equipment oversupply was reduced. Many refrigerated equipment users retired older trailers and consolidated their fleets, making way for new, technologically improved units. Production of new equipment is backlogged into the third quarter of 1999. In light of the current tight supply of trailers available on the market, it is anticipated that trucking companies and other refrigerated trailer users will look outside their own fleets more frequently by leasing trailers on a short-term basis to meet their equipment needs.

This leasing trend should benefit the Partnership, which makes most of its trailers available for short-term leasing from rental yards owned and operated by a PLM International subsidiary. The Partnership's utilization of refrigerated trailers showed improvement in 1998, with utilization rates approaching 70%, compared to 60% in 1997.

(d)      Flatbed Trailers

Flatbed trailers are used primarily in the construction and steel industries. Production of new flatbeds has remained stable over the last few years, and demand has kept ahead of supply.

The Partnership has a small flatbed fleet that primarily serves the construction industry. The fleet performed well in 1998, with over 80% utilization.

(3)  Aircraft

(a)      Commuter Aircraft

Major changes have occurred in the commuter market due to the 1993 introduction of small regional jets. The original concept for regional jets was to take over the North American hub-and-spoke routes served by the large turboprops, but they are also finding successful niches in point-to-point routes. The introduction of this smaller aircraft has allowed major airlines to shift the regional jets to those marginal routes previously operated by narrowbody (single-aisle) aircraft, allowing larger-capacity aircraft to be more efficiently employed in an airline's route system.

The Partnership leases commuter turboprops containing from 36 to 50 seats. These aircraft all fly in North America, which continues to be the fastest-growing market for commuter aircraft in the world. The Partnership's aircraft possess unique performance capabilities, compared to other turboprops, which allow them to readily operate at maximum payloads from unimproved surfaces, hot and high runways, and short runways. However, the growing use of regional jets in the commuter market has resulted in an increase in demand for regional jets at the expense of turboprops. Several major turboprop programs have been terminated and all turboprop manufacturers are cutting back on production due to reduced demand.

These conditions have adversely affected the market for the Partnership's two turboprop aircraft. As a result, both of these aircraft were off lease during 1998.

(b)  Commercial Aircraft

The world's major airlines experienced a fourth consecutive year of profits, showing a combined marginal net income (net income measured as a percentage of revenue) of 6%, compared to the industry's historical annual rate of 1%. Airlines recorded positive marginal net annual income of 2% in 1995, 4% in 1996, 6% in 1997, and 6% in 1998. The two factors that have led to this increase in profitability are improvements in yield management systems and reduced operating costs, particularly lowered fuel costs. These higher levels of profitability have allowed many airlines to re-equip their fleets with new aircraft, resulting in a record number of orders for manufacturers.

Major airlines increased their fleets from 7,181 aircraft in 1997 to 7,323 in 1998, which has resulted in more used aircraft available on the secondary market. Despite these increases, the number of Stage II aircraft in these fleets (similar to those owned by the Partnership) decreased by 26% from 1997 to 1998, and sharper decreases are expected in 1999. This trend is due to Federal Aviation Regulation section C36.5, which requires airlines to convert 100% of their fleets to Stage III aircraft, which have lower noise levels than Stage II aircraft, by the year 2000 in the United States and the year 2002 in Canada and Europe. Stage II aircraft can be modified to Stage III with the installation of a hushkit that significantly reduces engine noise. The cost of hushkit installation ranges from $1.0 to $2.0 million for the types of aircraft owned by the Partnership.

Orders for new aircraft have risen rapidly worldwide in recent years: 691 in 1995, 1,182 in 1996, 1,328 in 1997, and an estimated 1,500 in 1998. As a result of this increase in orders, manufacturers have expanded their production, and new aircraft deliveries have increased from 482 in 1995, 493 in 1996, and 674 in 1997, to an estimated 825 in 1998.

The industry now has in place two of the three conditions that led to financial problems in the early 1990s: potential excess orders and record deliveries. The missing element is a worldwide recession. Should a recession occur, the industry will experience another period of excess aircraft capacity and surplus aircraft on the ground.

The Partnership's fleet provides a balance of Stage II narrowbody (single-aisle aircraft), Stage III narrowbody, and Stage III widebody aircraft. The Stage II aircraft are either positioned with air carriers outside Stage III-legislated areas or anticipated to be sold or leased outside Stage III areas before the year 2000.

(b)      Aircraft Engines

Availability has decreased over the past two years for the Pratt & Whitney Stage II JT8D engine, which powers many of the Partnership's Stage II commercial aircraft. This decrease in supply is due primarily to the limited production of spare parts to support these engines. Due to the fact that demand for this type of aircraft currently exceeds supply, the partnership expects to sell its JT8D engines in 1999.

(c)  Rotables

Aircraft rotables, or components, are replacement spare parts held in an airline's inventory. They are recycled parts that are first removed from an aircraft or engine, overhauled, and then recertified, returned to an airline's inventory, and ultimately refit to an aircraft in as-new condition. Rotables carry identification numbers that allow them to be individually tracked during their use.

The types of rotables owned and leased by the Partnership include landing gear, certain engine components, avionics, auxiliary power units, replacement doors, control surfaces, pumps, and valves. The market for the Partnership's rotables remains stable.

The Partnership expects to sell the rotables used on its Stage II aircraft during 1999 as part of a package to sell several aircraft, engines, and rotables jointly owned by the Partnership and an affiliated program.

(4)  Railcars

(a)  Pressurized Tank Railcars

Pressurized tank cars transport primarily two chemicals: liquefied petroleum gas (natural gas) and anhydrous ammonia (fertilizer). Natural gas is used in a variety of ways in businesses, electric plants, factories, homes, and now even cars. The demand for fertilizer is driven by a number of factors, including grain prices, the status of government farm subsidy programs, the amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the U.S. dollar.

In North America, 1998 carload originations of both chemicals and petroleum products remained relatively constant, compared to 1997. The 98% utilization rate of the Partnership's pressurized tank cars was consistent with this statistic.

(b)  Woodchip Gondola Railcars

These 6,600-cubic-foot-capacity railcars are used to transport woodchips from sawmills to pulp mills, where the woodchips are converted into pulp. The demand for woodchip gondolas is directly related to demand for paper and paper products, particleboard, and plywood. In Canada, where the Partnership's woodchip gondolas operate, 1998 carload originations for primary forest products remained relatively unchanged over 1997 levels.

All of the Partnership's woodchip gondolas continued to operate on long-term leases during 1998.

(5)  Marine Containers

The marine container market began 1998 with industrywide utilization in the low 80% range. This percentage eroded somewhat during the year, while per diem rental rates remained steady. One factor affecting the market was the availability of historically low-priced marine containers from Asian manufacturers. This trend is expected to remain in 1999, and will continue to put pressure on economic results fleetwide.

The trend toward industrywide consolidation continued in 1998, as the U.S. parent company of one of the industry's top ten container lessors announced that it would be outsourcing the management of its container fleet to a competitor. While this announcement has yet to be finalized, over the long term, such industrywide consolidation should bring more rationalization to the container leasing market and result in both higher fleetwide utilization and per diem rates.

(6)  Portable Heaters

Portable heaters are transportable heaters that are powered by natural gas or propane. This type of heater is used predominately in the construction and oil drilling industries during the harsh weather conditions of the winter months.

The Partnership's heaters are leased on a long-term basis to a regional manufacturer of such heaters. With construction activity remaining strong, it is anticipated that these heaters will continue to be in high demand for the foreseeable future.

(7)  Mobile Offshore Drilling Units (Rigs)

For the first half of 1998, overall worldwide demand for mobile offshore drilling units (rigs) continued the increases experienced in 1996 and 1997. During the second half of the year, demand softened -- particularly in the shallow-water U.S. Gulf markets -- due to decreases in worldwide oil prices and U.S. gas prices. Day rates in the shallow-water sector showed significant decreases; however, day rates for deep-water floating rigs maintained the gain attained earlier in the year. Future prospects for offshore drilling markets are favorable, since low oil and gas prices, along with economic growth in general, tend to stimulate demand for oil and gas. In the short term, 1999 is expected to be a flat year for growth in the offshore markets, with the exception of long-term projects already planned or contracted by large international oil and gas exploration and development companies.

The Partnership currently has an interest in one drillship, a floating drilling rig. The floating rig market has experienced the most improvement of all rig types since 1995. Technological advances and more efficient operations have improved the economics of drilling and production in the deepwater locations in which floating rigs are utilized. Overall, demand for floating rigs increased from 128 rig-years in 1996 to 131 rig-years in 1997, and stayed at that level in 1998 (a rig-year is the equivalent of one rig employed for 12 consecutive months). The increase in demand and utilization during this period prompted significant increases in contract day rates and an associated increase in market values for floating rigs. Currently 177 floating rigs (151 semisubmersibles and 26 drillships) are operating internationally and 39 floating rigs are on order or undergoing conversion, scheduled for delivery between 1999 and 2001. All but six of these newbuildings and conversions have already been contracted for more than two years. This high level of commitment should prevent a significant deterioration in the market as the rigs are delivered.

(E)  Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign government authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification to meet these regulations, at considerable cost to the Partnership. Such regulations include but are not limited to:

     (1) the U.S. Oil Pollution Act of 1990, which established liability for operators and owners of vessels and mobile offshore drilling units that create environmental pollution. This regulation has resulted in higher oil pollution liability insurance. The lessee of the equipment typically reimburses the Partnership for these additional costs;

     (2) the U.S. Department of Transportation's Aircraft Capacity Act of 1990, which limits or eliminates the operation of commercial aircraft in the United States that do not meet certain noise, aging, and corrosion criteria. In addition, under U.S. Federal Aviation Regulations, after December 31, 1999, no person shall operate an aircraft to or from any airport in the contiguous United States unless that airplane has been shown to comply with Stage III noise levels. The Partnership has Stage II aircraft that do not meet Stage III requirements. These Stage II aircraft are scheduled either to be modified to meet Stage III requirements, sold, or re-leased in countries that do not require this regulation before the year 2000. The cost to install a hushkit to meet quieter Stage III requirements is approximately $1.5 million, depending on the type of aircraft;

     (3) the Montreal Protocol on Substances that Deplete the Ozone Layer and the U.S. Clean Air Act Amendments of 1990, which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects to the stratospheric ozone layer and that are used extensively as refrigerants in refrigerated marine cargo containers and over-the-road refrigerated trailers;

     (4) the U.S. Department of Transportation's Hazardous Materials Regulations, which regulate the classification and packaging requirements of hazardous materials and which apply particularly to the Partnership's tank railcars, issued a statement that requires the Partnership to initially inspect approximately 23% of the tank railcars for a protective coating to the outside of the tank, as well as the inside of the metal tank jacket whenever a tank is insulated. If any of the inspected tank railcars fail to meet the requirements, an additional percentage of the tank railcars will need to be inspected. If all the tank railcars in the initial inspection meet the issued requirements, the remaining railcars will be eliminated from the inspection program. The Partnership owns 64 tank railcars that may need to be inspected. Tank railcars that fail the inspection will have to be repaired at a cost of approximately $25,000 each before they can go back into service by August 2000. The Partnership plans to complete the initial inspection of tank railcars by the end of March 1999.

As of December 31, 1998, the Partnership was in compliance with the above government regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2.    PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased and its interest in entities that own equipment for leasing purposes. As of December 31, 1998, the Partnership owned a portfolio of transportation and related equipment and investments in equipment owned by unconsolidated special-purpose entities (USPEs), as described in Item 1, Table
1. The Partnership acquired equipment with the proceeds of the Partnership offering of $107.4 million through the third quarter of 1995, with proceeds from the debt financing of $23.0 million, and by reinvesting a portion of its operating cash flow in additional equipment.

The Partnership maintains its principal office at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnership.

ITEM 3.    LEGAL PROCEEDINGS

PLM International, (the Company) and various of its affiliates are named as defendants in a lawsuit filed as a purported class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). Plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated (the class), are six individuals who invested in certain California limited partnerships (the Partnerships) for which the Company's wholly-owned subsidiary, PLM Financial Services, Inc. (FSI), acts as the general partner, including the Partnership, and PLM Equipment Growth Funds IV, V, and VI, (the Growth Funds). The state court ex parte certified the action as a class action (i.e., solely upon plaintiffs' request and without the Company being given the opportunity to file an opposition). The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action against PLM Securities Corp. for breach of third party beneficiary contracts in violation of the National Association of Securities Dealers rules of fair practice. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Growth Funds, and concealing such mismanagement from investors in the Growth Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) based on the district court's diversity jurisdiction, following which plaintiffs filed a motion to remand the action to the state court. Removal of the action to federal court automatically nullified the state court's ex parte certification of the class. In September 1997, the district court denied plaintiffs' motion to remand the action to state court and dismissed without prejudice the individual claims of the California plaintiff, reasoning that he had been fraudulently joined as a plaintiff. In October 1997, defendants filed a motion to compel arbitration of plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Growth Fund, and to stay further proceedings pending the outcome of such arbitration. Notwithstanding plaintiffs' opposition, the district court granted defendants' motion in December 1997.

Following various unsuccessful requests that the district court reverse, or otherwise certify for appeal, its order denying plaintiffs' motion to remand the case to state court and dismissing the California plaintiff's claims, plaintiffs filed with the U.S. Court of Appeals for the Eleventh Circuit a petition for a writ of mandamus seeking to reverse the district court's order. The Eleventh Circuit denied plaintiffs' petition in November 1997, and further denied plaintiffs subsequent motion in the Eleventh Circuit for a rehearing on this issue. Plaintiffs also appealed the district court's order granting defendants' motion to compel arbitration, but in June 1998 voluntarily dismissed their appeal pending settlement of the Koch action, as discussed below.

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

On July 31, 1997, defendants filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition (the petition) under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In connection with this motion, plaintiff agreed to a stay of the state court action pending the district court's decision on the petition to compel arbitration. In October 1997, the district court denied the Company's petition to compel arbitration, but in November 1997, agreed to hear the Company's motion for reconsideration of this order. The hearing on this motion has been taken off calendar and the district court has dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution. In connection with her opposition to the petition to compel arbitration, plaintiff filed an amended complaint with the state court in August 1997 alleging two new causes of action for violations of the California Securities Law of 1968 (California Corporations Code Sections 25400 and 25500) and for violation of California Civil Code Sections 1709 and 1710. Plaintiff also served certain discovery requests on defendants. Because of the stay, no response to the amended complaint or to the discovery is currently required.

In May 1998, all parties to the Koch and Romei actions entered into a memorandum of understanding (MOU) related to the settlement of those actions (the monetary settlement). The monetary settlement contemplated by the MOU provides for stipulating to a class for settlement purposes, and a settlement and release of all claims against defendants and third party brokers in exchange for payment for the benefit of the class of up to $6.0 million. The final settlement amount will depend on the number of claims filed by authorized claimants who are members of the class, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the Alabama district court. The Company will pay up to $0.3 million of the monetary settlement, with the remainder being funded by an insurance policy.

The parties to the monetary settlement have also agreed in principal to an equitable settlement (the equitable settlement) which provides, among other things, (a) for the extension of the operating lives of the Partnership, PLM Equipment Growth Fund V, and PLM Equipment Growth Fund VI (the Funds) by judicial amendment to each of their partnership agreements, such that FSI, the general partner of each such Fund, will be permitted to reinvest cash flow, surplus partnership funds or retained proceeds in additional equipment into the year 2004, and will liquidate the partnerships' equipment in 2006; (b) that FSI be entitled to earn front end fees (including acquisition and lease negotiation fees) in excess of the compensatory limitations set forth in the North American Securities Administrators Association, Inc. Statement of Policy by judicial amendment to the Partnership Agreements for each Fund; (c) for a one time redemption of up to 10% of the outstanding units of each Fund at 80% of such partnership's net asset value; and (d) for the deferral of a portion of FSI's management fees. The equitable settlement also provides for payment of the equitable settlement attorneys' fees from Partnership funds in the event that distributions paid to investors in the Funds during the extension period reach a certain internal rate of return.

Defendants will continue to deny each of the claims and contentions and admit no liability in connection with the proposed settlements. The monetary settlement remains subject to numerous conditions, including but not limited to: (a) agreement and execution by the parties of a settlement agreement (the settlement agreement), (b) notice to and certification of the monetary class for purposes of the monetary settlement, and (c) preliminary and final approval of the monetary settlement by the Alabama district court. The equitable settlement remains subject to numerous conditions, including but not limited to: (a) agreement and execution by the parties of the settlement agreement, (b) notice to the current unitholders (the equitable class) in the Funds and certification of the Equitable Class for purposes of the equitable settlement, (c)
preparation, review by the Securities and Exchange Commission (SEC), and dissemination to the members of the equitable class of solicitation statements regarding the proposed extensions, (d) disapproval by less than 50% of the limited partners in each of the Funds of the proposed amendments to the limited partnership agreements, (e) judicial approval of the proposed amendments to the limited partnership agreements, and (f) preliminary and final approval of the equitable settlement by the Alabama district court. The parties submitted the settlement agreement to the Alabama district court on February 12, 1999, and the court will consider whether to preliminarily certify a class for settlement purposes. If the district court grants preliminary approval, notices to the monetary class and equitable class will be sent following review by the SEC of the solicitation statements to be prepared in connection with the equitable settlement. The monetary settlement, if approved, will go forward regardless of whether the equitable settlement is approved or not. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

The Partnership is involved as plaintiff or defendant in various other legal actions incident to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 1998.

                                     PART II

ITEM 5.    MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant to the terms of the partnership agreement, the General Partner is generally entitled to a 5% interest in the profits and losses and distributions of the Partnership. The General Partner is the sole holder of such interests. Special allocations of income are made to the General Partner equal to the deficit balance, if any, in the capital account of the General Partner. The General Partner's annual allocation of income will generally be equal to the General Partner's cash distributions paid during the current year. The remaining interests in the profits and losses and cash distributions of the Partnership are allocated to the limited partners. As of December 31, 1998, there were 5,749 limited partners holding units in the Partnership.

There are several secondary markets in which limited partnership units trade. Secondary markets are characterized as having few buyers for limited partnership interests and, therefore, are generally viewed as inefficient vehicles for the sale of limited partnership units. Presently, there is no public market for the limited partnership units and none is likely to develop. To prevent the limited partnership units from being considered publicly traded and thereby to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the limited partnership units will not be transferable without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner intends to monitor transfers of limited partnership units in an effort to ensure that they do not exceed the percentage or number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not an U.S. citizen or if the transfer would cause any portion of the units of a "Qualified Plan" as defined by the Employee Retirement Income Security Act of 1974 and Individual Retirement Accounts to exceed the allowable limit. The Partnership may redeem a certain number of units each year under the terms of the Partnership's limited partnership agreement, beginning October 25, 1997. As of December 31, 1998, the Partnership had agreed to purchase approximately 60,800 limited partnership units for an aggregate price of $0.8 million. The General Partner anticipates that these limited partnership units will be repurchased in the first and second quarters of 1999. As of December 31, 1998, the Partnership had repurchased a cumulative total of 36,086 limited partnership units at a cost of $0.5 million. In addition to these limited partnership units, the General Partner may purchase additional limited partnership units on behalf of the Partnership in the future.

ITEM 6.    SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Partnership:

                                     TABLE 2

                           For the Year Ended December
                      31, (In thousands of dollars, except
                         weighted-average unit amounts)

                                                1998            1997           1996            1995           1994
                                             --------------------------------------------------------------------------

 Operating results:
   Total revenues                            $  14,872       $  14,735      $  12,703      $   18,638      $   9,217
   Net gain (loss) on disposition of
       equipment                                   (31 )         1,803             42             182             22
   Equity in net income (loss) of uncon-
       solidated special-purpose entities        5,884             721           (880 )            --             --
   Net income (loss)                             5,824           1,101         (2,976 )        (1,192 )       (3,809 )

 At year-end:
   Total assets                              $  72,174       $  80,469      $  87,398      $   98,194      $  73,635
   Total liabilities                            25,927          29,407         27,261          24,903          2,400
   Notes payable                                23,000          23,000         25,000          23,000             --

 Cash distribution                           $  10,127       $  10,176      $  10,178      $    9,627      $   5,370

 Cash distribution representing
     a return of capital to the limited
     partners                                $   4,303       $   9,075      $   9,669      $    9,157      $   5,133

 Per weighted-average limited partnership unit:

  Net income (loss)                           $    0.99       $    0.11      $   (0.65 )     Various according to
                                                                                               interim closings

  Cash distribution                           $    1.80       $    1.80      $    1.80       Various according to
                                                                                               interim closings

  Cash distribution representing                                                             Various according to
      a return of capital                     $    0.81       $    1.69      $    1.80         interim closings











                      (This space intentionally left blank)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(A)  Introduction

Management's discussion and analysis of financial condition and results of operations relates to the financial statements of PLM Equipment Growth & Income Fund VII (the Partnership). The following discussion and analysis of operations focuses on the performance of the Partnership's equipment in various segments in which it operates and its effect on the Partnership's overall financial condition.

(B)  Results of Operations - Factors Affecting Performance

(1)  Re-leasing Activity and Repricing Exposure to Current Economic Conditions

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for Partnership equipment include supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, various regulations concerning the use of the equipment and others. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing or repricing activity in 1998 primarily in its air, trailer, and marine vessel portfolios.

(a) Aircraft: The Partnership owns two DeHavilland aircraft that were off lease throughout 1998. As of December 31, 1998 these aircraft were being marketed for sale or re-lease.

(b) Trailers: The Partnership's trailer portfolio operates in short-term rental facilities or with short-line railroad systems. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing activity. Contributions from the Partnership's trailers were higher than projected due to higher utilization and lease rates than in previous years.

(c) Marine vessels: Certain of the Partnership's marine vessels operated in the voyage charter market. Voyage charters are usually short in duration and reflect short-term demand and pricing trends in the marine vessel market. As a result of this, the Partnership experienced higher re-lease rates than had been projected, however, higher operating costs and repair and maintenance offset these higher revenues. Certain of the Partnership's marine vessels will be remarketed during 1999 exposing them to repricing and releasing risk.

(2)  Equipment Liquidations and Nonperforming Lessees

Liquidation of Partnership equipment and investments in unconsolidated special-purpose entities (USPEs), unless accompanied by an immediate replacement of additional equipment earning similar rates (see Reinvestment Risk, below), represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Lessees not performing under the terms of their leases, either by not paying rent, not maintaining or operating the equipment in accordance with the conditions of the leases, or other possible departures from the lease terms, can result not only in reductions in contribution, but also may require the Partnership to assume additional costs to protect its interests under the leases, such as repossession or legal fees. The Partnership experienced the following in 1998:

(a) Liquidations: During the year, the Partnership disposed of owned equipment that included trailers, railcars, and modular buildings and of an interest in two USPEs that owned an interest in eight commercial aircraft for total proceeds of $15.1 million.

(b) Non-performing Lessees: Two Brazilian lessees are having financial difficulties. Both lessees have contacted the General Partner and have asked to work out a repayment schedule for the lease payment arrearage. The General
Partner is currently in negotiation with the lessees to work out a suitable settlement for all parties to collect the lease payments that are overdue.

(3)  Reinvestment Risk

Reinvestment risk occurs when; the Partnership cannot generate sufficient surplus cash after fulfillment of operating obligations and distributions to reinvest in additional equipment during the reinvestment phase of Partnership, equipment is sold or liquidated for less than threshold amounts, proceeds from dispositions, or surplus cash available for reinvestment cannot be reinvested at the threshold lease rates, or proceeds from sales or surplus cash available for reinvestment cannot be deployed in a timely manner.

During the first seven years of its operations, the Partnership intends to increase its equipment portfolio by investing surplus cash in additional equipment, after fulfilling operating requirements and paying distributions to the partners. Subsequent to the end of the reinvestment period, the Partnership will continue to operate for an additional three years, then begin an orderly liquidation over an anticipated two-year period.

Other nonoperating funds for reinvestment are generated from the sale of equipment prior to the Partnership's planned liquidation phase, the receipt of funds realized from the payment of stipulated loss values on equipment lost or disposed of while it was subject to lease agreements, or from the exercise of purchase options in certain lease agreements. Equipment sales generally result from evaluations by the General Partner that continued ownership of certain equipment is either inadequate to meet Partnership performance goals, or that market conditions, market values, and other considerations indicate it is the appropriate time to sell certain equipment.

During 1998, the Partnership purchased a portfolio of portable heaters at a cost of $3.9 million and paid acquisition and lease negotiation fees of $0.2 million to FSI for the purchase of this equipment. The Partnership also reclassified the two commuter aircraft that were held for sale as of December 31, 1997 to owned equipment held for operating lease.

The Partnership completed its commitment to purchase an interest in a trust owning an MD-82 Stage III commercial aircraft for $7.2 million, including acquisition and lease negotiation fees of $0.4 million that were paid to FSI for the purchase of this equipment. The Partnership made a deposit of $0.7 million toward this purchase in 1997. The Partnership also purchased an interest in another trust owning an MD-82 Stage III commercial aircraft for $8.2 million, including acquisition and lease negotiation fees of $0.4 million that were paid to FSI for the purchase of this equipment. The remaining interest in these trusts were purchased by affiliated programs.

In addition, during 1998, the Partnership purchased an interest in an entity owning a portfolio of marine containers for $7.5 million, including acquisition and lease negotiation fees of $0.4 million that were paid to FSI. The remaining interest in this entity was purchased by an affiliated program.

(4)  Equipment Valuation

In accordance with Financial Accounting Standards Board's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the General Partner reviews the carrying value of the Partnership's equipment portfolio at least quarterly in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If the projected undiscounted future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No reductions were required to the carrying value of the equipment during 1998, 1997, or 1996.

As of December 31, 1998, the General Partner estimated the current fair market value of the Partnership's equipment portfolio, including the Partnership's interest in equipment owned by USPEs, to be $92.9 million. This estimate is based on recent market transactions for equipment similar to the Partnership's equipment portfolio and the Partnership's interest in equipment owned by USPEs. Ultimate realization of fair market value by the Partnership may differ substantially from the estimate due to specific market conditions, technological obsolescence, and government regulations, among other factors, that the General Partner cannot accurately predict.

(C) Financial Condition - Capital Resources, Liquidity, and Unit Redemption Plan

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering of $107.4 million and permanent debt financing of $23.0 million. No further capital contributions from the limited partners are permitted under the terms of the Partnership's limited partnership agreement. The total outstanding debt, currently $23.0 million, can only be increased with borrowings from the short-term Committed Bridge Facility subject to specific covenants in existing debt agreements unless the Partnership's senior lender will issue a waiver. The agreement requires the Partnership to maintain certain financial covenants related to fixed-charge coverage and maximum debt.

The Partnership relies on operating cash flow to meet its operating obligations, make cash distributions to limited partners, and increase the Partnership's equipment portfolio with any remaining available surplus cash.

For the year ended December 31, 1998, the Partnership generated $16.6 million in operating cash (net cash provided by operating activities plus non-liquidating cash distributions from USPEs) to meet its operating obligations and pay distributions of $10.1 million to the partners.

Pursuant to the terms of the limited partnership agreement, beginning in 1997, the Partnership is obligated, at the sole discretion of the General Partner, to redeem up to 2% of the outstanding limited partnership units each year. The purchase price to be offered for such outstanding units will be equal to 105% of the unrecovered principal attributed to the units. Unrecovered principal is defined as the excess of the capital contributions from any source paid with respect to a unit. As of December 31, 1998, the Partnership agreed to purchase approximately 60,800 limited partnership units for an aggregate price of $0.8 million. The General Partner anticipates that these limited partnership units will be repurchased in the first and second quarters of 1999. In addition to these units, the General Partner may purchase additional limited partnership units on behalf of the Partnership in the future.

The General Partner has entered into a joint $24.5 million credit facility (the Committed Bridge Facility) on behalf of the Partnership, PLM Equipment Growth Fund VI (EGF VI) and Professional Lease Management Income Fund I (Fund I), both affiliated investment programs; and TEC Acquisub, Inc. (TECAI), an indirect wholly-owned subsidiary of the General Partner. The Committed Bridge Facility may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership, plus (ii) 50% of unrestricted cash held by the borrower. The Partnership, EGF VI, Fund I, and TECAI collectively may borrow up to $24.5 million of the Committed Bridge Facility. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the Committed Bridge Facility. The Committed Bridge Facility also provides for a $5.0 million Letter of Credit Facility for the eligible borrowers. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than December 14, 1999. Interest accrues at either the prime rate or adjusted LIBOR plus 1.625% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of December 31, 1998, no eligible borrower had any outstanding borrowings. As of March 25, 1999, EGF VI had outstanding borrowings of $3.7 million and TECAI had outstanding borrowings of $8.3 million; no other eligible borrower had any outstanding borrowings. The General Partner believes it will be able to renew the Committed Bridge Facility upon its expiration with terms similar to those in the current Committed Bridge Facility.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.






                      (This space intentionally left blank)

(D)  Results of Operations - Year-to-Year Detailed Comparison

(1) Comparison of the Partnership's Operating Results for the Years Ended December 31, 1998 and 1997

(a)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 1998, when compared to the same period of 1997. Gains or losses from the sale of equipment and certain expenses, such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                                                                                For the Years
                                                                             Ended December 31,
                                                                            1998             1997
                                                                         ----------------------------
  Trailers                                                               $  3,819        $   3,275
  Marine vessels                                                            2,501            3,314
  Rail equipment                                                            2,000            1,994
  Aircraft                                                                  1,712            2,001
  Portable heaters                                                            764               --
  Modular buildings                                                            47              426


Trailers: Trailer lease revenues and direct expenses were $4.7 million and $0.9 million, respectively, for the year ended December 31, 1998, compared to $3.8 million and $0.6 million, respectively, during the same period of 1997. The increase in trailer contribution was due to the purchase of additional equipment during the fourth quarter of 1997.

Marine vessels: Marine vessel lease revenues and direct expenses were $4.3 million and $1.8 million, respectively, for the year ended December 31, 1998, compared to $3.5 million and $0.2 million, respectively, during the same period of 1997. Lease revenues and direct expenses increased during the year ended December 31, 1998, when compared to the same period of 1997, due to a change in the lease arrangement of the marine vessels. During 1997, the marine vessels operated under a bareboat charter lease in which the lessee paid a flat lease rate, as well as certain operating expenses. During the third quarter of 1998, the marine vessels switched from a bareboat charter to a lease arrangement in which the lessee pays a higher lease rate. The Partnership, however, now pays the operating expenses. The decrease in marine vessel contribution was due to the increase in operating expenses, which exceeded the increase in the lease rate.

Rail equipment: Rail equipment lease revenues and direct expenses were $2.7 million and $0.7 million, respectively, for the year ended December 31, 1998, compared to $2.8 million and $0.8 million, respectively, during the same period of 1997. Rail equipment contribution was approximately the same as in 1997 due to the stability of the railcar fleet.

Aircraft: Aircraft lease revenues and direct expenses were $2.0 million and $0.3 million, respectively, for the year ended December 31, 1998, compared to $2.0 million and $20,000, respectively, during the same period of 1997. The decrease in aircraft contribution was due to required repairs to the two commuter aircraft that were off-lease during 1998. Similar repairs were not needed during 1997.

Portable heaters: Portable heater lease revenues and direct expenses were $0.8 million and $0, respectively, for the year ended December 31, 1998. The Partnership purchased this equipment during the first quarter of 1998.

Modular buildings: Modular building lease revenues and direct expenses were $47,000 and $0, respectively, for the year ended December 31, 1998, compared to $0.4 million and $12,000, respectively, during the same period of 1997. The decrease in lease revenues and direct expenses was due to the sale of virtually all of this equipment during the second quarter of 1997.

(b)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses were $11.2 million for the year ended December 31, 1998, decreased from $12.7 million for the same period in 1997. Significant variances are explained as follows:

     (i) A $1.5 million decrease in depreciation and amortization expenses from 1997 levels reflects the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned. This decrease was partially offset by the purchase of portable heaters during 1998.

     (ii)A $0.3 million decrease in the provision for bad debts was due, in part, to the collection of $0.1 million from past due receivables during the year ended December 31, 1998 that had previously been reserved for as a bad debt and the General Partner's evaluation of the collectability of receivables due from certain lessees.

     (iii) A $0.2 million increase in administrative expenses was due to higher professional services during 1998, which were not needed during 1997, and higher data processing costs.

     (iv)A $0.1 million increase in management fees was due to higher lease revenues earned by the Partnership during 1998, when compared to the same period in 1997.

(c)  Net Gain (Loss) on Disposition of Owned Equipment

The net loss on disposition of equipment for the year ended December 31, 1998 totaled $31,000, and resulted from the sale of trailers, modular buildings, and a railcar, with an aggregate net book value of $0.4 million, for proceeds of $0.3 million. The net gain on disposition of equipment for the year ended December 31, 1997 totaled $1.8 million, and resulted from the sale of trailers and modular buildings, with an aggregate net book value of $2.6 million, for proceeds of $4.4 million.

(d)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
(USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                                  For the Years
                                                                                Ended December 31,
                                                                             1998               1997
                                                                           -----------------------------

  Aircraft, rotable components, and aircraft engines                       $ 6,390          $   1,721
  Mobile offshore drilling unit                                                 82                  1
  Marine containers                                                            (61 )               --
  Marine vessels                                                              (527 )           (1,001 )
  ===================================================================================       ============
    Equity in net income of USPEs                                          $ 5,884          $     721
  ===================================================================================       ============


Aircraft, rotable components, and aircraft engines: During the year ended December 31, 1998, lease revenues of $5.8 million and the gain from the sale of the Partnership's interest in two trusts of $8.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $8.2 million. During the same period of 1997, lease revenues of $8.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $6.5 million. Lease revenues decreased $2.4 million due to the sale of the Partnership's investment in two trusts containing ten commercial aircraft and a lower lease rate earned on certain equipment during 1998 when compared to the same period of 1997. The decrease in lease revenues caused by these sales was partially offset by the Partnership's investment in two additional trusts during 1998, each owning an MD-82 commercial aircraft. The increase in expenses of $1.7 million was due primarily to the double-declining balance method of depreciation on the two additional trusts purchased during 1998, which results in greater depreciation in the first years an asset is owned. This increase was partially offset by the sale of the Partnership's interest in two other trusts.

Mobile offshore drilling unit: During the year ended December 31, 1998, revenues of $0.4 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.3 million. During the same period of 1997, lease revenues of $0.4 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.4 million. The increase in the contribution from this equipment was due to a lower depreciation expense caused by the double-declining balance method of depreciation, which results in greater depreciation in the first years an asset is owned.

Marine containers: As of December 31, 1998, the Partnership owned an interest in an entity that owns marine containers. During 1998, revenues of $0.4 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.5 million. The Partnership purchased this interest during September 1998.

Marine vessels: During the year ended December 31, 1998, lease revenues of $3.4 million were offset by depreciation expense, direct expenses, and administrative expenses of $3.9 million. During the same period of 1997, lease revenues of $3.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $4.6 million. Marine vessel lease revenues decreased during the year ended December 31 1998 due to a slightly lower lease rate earned on one of the marine vessels. The decrease in depreciation expense, was due primarily to the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(e)  Net Income

As a result of the foregoing, the Partnership's net income for the year ended December 31, 1998 was $5.8 million, compared to a net income of $1.1 million during the same period of 1997. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the year ended December 31, 1998 is not necessarily indicative of future periods. In the year ended December 31, 1998, the Partnership distributed $9.6 million to the limited partners, or $1.80 per weighted-average limited partnership unit.

(2) Comparison of the Partnership's Operating Results for the Years Ended December 31, 1997 and 1996

(a)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment increased during the year ended December 31, 1997, when compared to the same period of 1996. Gains or losses from the sale of equipment and certain expenses, such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                                                                                For the Years
                                                                             Ended December 31,
                                                                            1997             1996
                                                                         ----------------------------

  Marine vessels                                                         $  3,314        $   3,551
  Trailers                                                                  3,275            2,290
  Aircraft                                                                  2,001            2,082
  Rail equipment                                                            1,994            1,926
  Modular buildings                                                           426              582


Marine vessels: Marine vessel lease revenues and direct expenses were $3.5 million and $0.2 million, respectively, for the year ended December 31, 1997, compared to $3.9 million and $0.3 million, respectively, during the same period of 1996. The decrease in marine vessel contribution was due to a lower lease rate earned on one marine vessel during 1997 when compared to 1996, which was partially offset by lower repairs and maintenance expense.

Trailers: Trailer lease revenues and direct expenses were $3.8 million and $0.6 million, respectively, for the year ended December 31, 1997, compared to $2.9 million and $0.6 million, respectively, during the same period of 1996. The increase in trailer contribution was due to the purchase of additional trailer equipment during 1997 and 1996.

Aircraft: Aircraft lease revenues and direct expenses were $2.0 million and $20,000, respectively, for the year ended December 31, 1997, compared to $2.1 million and $41,000, respectively, during the same period of 1996. The decrease in aircraft contribution was due to the off-lease status of two commuter aircraft during 1997 that were on lease during 1996. This decrease was offset in part by the revenues earned on a commercial aircraft that was purchased during the third quarter of 1996.

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

     (ii)A $0.1 million increase in the allowance for bad debts was due to an increase in the Partnership's estimate of uncollectible amounts due from certain lessees during 1997. In addition, during 1996, the Partnership was able to collect some of the past-due receivables that had previously been reserved for as bad debt.

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

(d)  Interest and Other Income

Interest and other income decreased $0.1 million during the year ended December 31, 1997, due primarily to lower average cash balances available for investment throughout most of the year, when compared to the same period of 1996.

(e)  Equity in Net Income (Loss) of USPEs

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                                For the Years
                                                                             Ended December 31,
                                                                            1997             1996
                                                                         ----------------------------

  Aircraft, rotable components, and aircraft engines                     $   1,721         $  (486 )
  Mobile offshore drilling unit                                                  1             (10 )
  Marine vessels                                                            (1,001 )          (384 )
  ===================================================================================      ==========
    Equity in net income (loss) of USPEs                                 $     721         $  (880 )
  ===================================================================================      ==========


Aircraft, rotable components, and aircraft engines: As of December 31, 1997, the Partnership had an interest in a trust owning a commercial aircraft and an interest in four trusts that own 11 commercial aircraft, 2 aircraft engines, and a portfolio of rotable components. As of December 31, 1996, the Partnership had an interest in a trust owning a commercial aircraft and an interest in four trusts that own 13 commercial aircraft, 2 aircraft engines, and a portfolio of rotable components. During the year ended December 31, 1997, revenues of $8.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $6.5 million. During the same period of 1996, lease revenues of $7.9 million were offset by depreciation expense, direct expenses, and administrative expenses of $8.4 million. Revenues increased during 1997 by $0.3 million because the interest in a trust owning aircraft was purchased late in the first quarter of 1996. This equipment was on lease for the full year of 1997, compared to only a partial year during the same period of 1996. The decline in expenses of $1.9 million was due to the double-declining balance method of depreciation.

Mobile offshore drilling unit: As of December 31, 1997, the Partnership owned an interest in a mobile offshore drilling unit that was purchased during the fourth quarter of 1996. During the year ended December 31, 1997, revenues of $0.4 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.4 million. During the same period of 1996, lease revenues of $21,000 were offset by depreciation expense, direct expenses, and administrative expenses of $31,000. The year ended 1997 represents a full year of revenues and expenses, compared to one month of revenues and expenses during the same period of 1996.

Marine vessels: As of December 31, 1997 and 1996, the Partnership had interests in two entities owning dry bulk carrier marine vessels. During the year ended December 31, 1997, revenues of $3.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $4.6 million. During the same period of 1996, revenues of $4.0 million were offset by depreciation expense, direct expenses, and administrative expenses of $4.4 million. The primary reason revenues decreased during 1997 was because of the lower day rates earned while on lease. Expenses increased $0.2 million during 1997; a lower depreciation expense of $0.4 million due to the double-declining balance method of depreciation was offset by an increase in repairs and maintenance of $0.2 million, due to repairs needed to one of the marine vessels during 1997 that were not needed during 1996. In addition, there was an increase in insurance expense of $0.3 million, due to higher cost to insure marine vessels, as well as an increase in administrative costs of $0.1 million.

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

(E) Geographic Information

Certain of the Partnership's equipment operates in international markets. Although these operations expose the Partnership to certain currency, political, credit, and economic risks, the General Partner believes these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in U.S. dollars. Political risks are minimized by avoiding operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by U.S. banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to Note 6 to the audited financial statements for information on the lease revenues, net income (loss), and net book value of equipment in various geographic regions.

Revenues and net operating income by geographic region are impacted by the time period the asset is owned and the useful life ascribed to the asset for depreciation purposes. Net income (loss) from equipment is significantly impacted by depreciation charges, which are greatest in the early years of ownership due to the use of the double-declining balance method of depreciation. The relationships of geographic revenues, net income (loss), and net book value of equipment are expected to change significantly in the future, as assets come off lease and decisions are made either to redeploy the assets in the most advantageous geographic location or sell the assets.

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to U.S.-domiciled lessees consists of aircraft, modular buildings, portable heaters, trailers, and railcars. During 1998, U.S. lease revenues accounted for 35% of the total lease revenues of wholly- and partially-owned equipment and accounted for a loss of $2.8 million of the total aggregate net income of $5.8 million for the Partnership. The loss was due primarily to the double-declining balance method of depreciation on the two additional aircraft purchased during 1998, which results in greater depreciation in the first years an asset is owned.

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to Canadian-domiciled lessees consisted of various aircraft and railcars. During 1998, Canadian lease revenues accounted for 11% of the total lease revenues of wholly- and partially-owned equipment and accounted for $9.6 million of the total aggregate net income of $5.8 million for the Partnership. The primary reason for this is that the Partnership sold all the aircraft located in Canada during 1998 and realized a gain from the sale of these assets of $8.8 million.

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to South American-domiciled lessees consisted of aircraft. During 1998, South American lease revenues accounted for 13% of the total lease revenues of wholly and partially owned equipment and generated a net income of $0.9 million.

The Partnership's investment in equipment owned by a USPE, on lease to a lessee in Europe, consisted of commercial aircraft, aircraft engines, and aircraft rotable components, and accounted for 6% of lease revenues of wholly and partially owned equipment. This operation generated net income of $0.1 million.

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to lessees in the rest of the world consisted of marine vessels, marine containers, and a rig. During 1998, lease revenues for these operations accounted for 35% of the total lease revenues of wholly and partially owned equipment and generated a net loss of $0.3 million. The loss was due primarily to the double-declining balance method of depreciation on the portfolio of marine containers purchased during 1998, which results in greater depreciation in the first years an asset is owned.

(F) Effects of Year 2000

It is possible that the General Partner's currently installed computer systems, software products, and other business systems, or the Partnership's vendors, service providers, and customers, working either alone or in conjunction with other software or systems, may not accept input of, store, manipulate, and output dates on or after January 1, 2000 without error or interruption (a problem commonly known as the "Year 2000" or "Y2K" problem). Since the Partnership relies substantially on the General Partner's software systems, applications, and control devices in operating and monitoring significant aspects of its business, any Year 2000 problem suffered by the General Partner could have a material adverse effect on the Partnership's business, financial condition, and results of operations.

The General Partner has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its software products and other business systems in order to determine whether such systems will retain functionality after December 31, 1999. The General Partner (a) is currently integrating Year 2000-compliant programming code into its existing internally customized and internally developed transaction processing software systems and
(b) the General Partner's accounting and asset management software systems have either already been made Year 2000-compliant or Year 2000-compliant upgrades of such systems are planned to be implemented by the General Partner before the end of fiscal 1999. Although the General Partner believes that its Year 2000 compliance program can be completed by the end of 1999, there can be no assurance that the compliance program will be completed by that date. To date, the costs incurred and allocated to the Partnership to become Year 2000 compliant have not been material. Also, the General Partner believes the future cost allocable to the Partnership to become Year 2000 compliant will not be material.

It is possible that certain of the Partnership's equipment lease portfolio may not be Year 2000 compliant. The General Partner is currently contacting equipment manufacturers of the Partnership's leased equipment portfolio to assure Year 2000 compliance or to develop remediation strategies. The General Partner does not expect that non-Year 2000 compliance of its leased equipment portfolio will have an adverse material impact on its financial statements.

Some risks associated with the Year 2000 problem are beyond the ability of the Partnership or the General Partner to control, including the extent to which third parties can address the Year 2000 problem. The General Partner is communicating with vendors, services providers, and customers in order to assess the Year 2000 compliance readiness of such parties and the extent to which the Partnership is vulnerable to any third-party Year 2000 issues. There can be no assurance that the software systems of such parties will be converted or made Year 2000 compliant in a timely manner. Any failure by the General Partner or such other parties to make their respective systems Year 2000 compliant could have a material adverse effect on the business, financial position, and results of operations from the Partnership. The General Partner will make an ongoing effort to recognize and evaluate potential exposure relating to third-party Year 2000 noncompliance, and will develop a contingency plan if the General Partner determines that third-party noncompliance will have a material adverse effect on the Partnership's business, financial position, or results of operation.

The General Partner is currently developing a contingency plan to address the possible failure of any systems due to the Year 2000 problems. The General Partner anticipates these plans will be completed by September 30, 1999.

(G)  Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of December 31, 1998, the General Partner is reviewing the effect this standard will have on the Partnership's consolidated financial statements.

(H)  Inflation

Inflation had no significant impact on the Partnership's operations during 1998, 1997, or 1996.

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

(J)  Outlook for the Future

Several factors may affect the Partnership's operating performance in 1999 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors.

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of these factors makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continually monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may make an evaluation to reduce the Partnership's exposure to those equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return. Alternatively, the General Partner may make a determination to enter those equipment markets in which it perceives opportunities to profit from supply/demand instabilities or other market imperfections.

The Partnership intends to use excess cash flow, if any, after payment of operating expenses, pay principal and interest on debt, and cash distributions to the partners to acquire additional equipment during the first seven years of Partnership operations. The General Partner believes that these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.

(1)  Repricing and Reinvestment Risk

Certain of the Partnership's aircraft, marine vessels, and trailers will be remarketed in 1999 as existing leases expire, exposing the Partnership to some repricing risk/opportunity. Additionally, the General Partner may elect to sell certain underperforming equipment or equipment whose continued operation may become prohibitively expensive. In either case, the General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time, and cannot accurately assess the effect of such activity on future Partnership performance. The proceeds from the sold or liquidated equipment will be redeployed to purchase additional equipment, as the Partnership is in its reinvestment phase.

(2)  Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Currently, the General Partner has observed rising insurance costs to operate certain vessels in U.S. ports, resulting from implementation of the U.S. Oil Pollution Act of 1990. Ongoing changes in the regulatory environment, both in the United States and internationally, cannot be predicted with accuracy, and preclude the General Partner from determining the impact of such changes on Partnership operations, purchases, or sale of equipment. Under U.S. Federal Aviation Regulations, after December 31, 1999, no person shall operate an aircraft to or from any airport in the contiguous United States unless that airplane has been shown to comply with Stage III noise levels. The Partnership's Stage II aircraft are scheduled to be either modified to meet Stage III requirements, sold, or re-leased in countries that do not require this regulation before the year 2000. The U.S. Department of Transportation's Hazardous Materials Regulations, which regulate the classification and packaging requirements of hazardous materials and which apply particularly to the Partnership's tank railcars, issued a statement which requires the owner to inspect a certain percentage of the tank railcars for a protective coating to the outside of the tank and the inside of the metal tank jacket whenever a tank is insulated. The Partnership owns tank railcars that need to be inspected and, if needed, repaired before it can go back into service by August 2000.

(3)  Additional Capital Resources and Distribution Levels

The Partnership's initial contributed capital was composed of the proceeds from its initial offering of $107.6 million, supplemented by permanent debt in the amount of $23.0 million. The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above. The Partnership intends to rely on operating cash flow to meet its operating obligations, make cash distributions to limited partners, make debt payments, and increase the Partnership's equipment portfolio with any remaining surplus cash available.

Pursuant to the limited partnership agreement, the Partnership will cease to reinvest surplus cash in additional equipment beginning in its seventh year of operations, which commences on January 1, 2002. Prior to that date, the General Partner intends to continue its strategy of selectively redeploying equipment to achieve competitive returns. By the end of the reinvestment period, the General Partner intends to have assembled an equipment portfolio capable of achieving a level of operating cash flow for the remaining life of the Partnership sufficient to meet its obligations and sustain a predictable level of distributions to the partners.

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

The Partnership's permanent debt obligation begins to mature in December 1999. The General Partner believes that sufficient cash flow will be available in the future for repayment of debt.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During 1998, 65% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnership are listed in the Index to Financial Statements included in Item 14(a) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.











                      (This space intentionally left blank)

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PLM INTERNATIONAL AND OF PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM International and of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:


Name                                     Age     Position
---------------------------------------- ------- ------------------------------------------------------------------

Robert N. Tidball                        60      Chairman of the Board, Director, President, and
                                                 Chief Executive Officer, PLM International, Inc.;
                                                 Director, PLM Financial Services, Inc.;
                                                 Vice President, PLM Railcar Management Services, Inc.;
                                                 President, PLM Worldwide Management Services Ltd.

Randall L.-W. Caudill                    51      Director, PLM International, Inc.

Douglas P. Goodrich                      52      Director and Senior Vice President, PLM International, Inc.;
                                                 Director and President, PLM Financial Services, Inc.; President,
                                                 PLM Transportation Equipment Corporation; President, PLM Railcar
                                                 Management Services, Inc.

Warren G. Lichtenstein                   33      Director, PLM International, Inc.

Howard M. Lorber                         50      Director, PLM International, Inc.

Harold R. Somerset                       63      Director, PLM International, Inc.

Robert L. Witt                           58      Director, PLM International, Inc.

J. Michael Allgood                       50      Vice President and Chief Financial Officer, PLM International,
                                                 Inc. and PLM Financial Services, Inc.

Robin L. Austin                          52      Vice President, Human Resources, PLM International, Inc. and PLM
                                                 Financial Services, Inc.

Stephen M. Bess                          52      President, PLM Investment Management, Inc.; Vice President and
                                                 Director, PLM Financial Services, Inc.

Richard K Brock                          36      Vice President and Corporate Controller, PLM International, Inc.
                                                 and PLM Financial Services, Inc.

James C. Chandler                        50      Vice President, Planning and Development, PLM International,
                                                 Inc. and PLM Financial Services, Inc.

Susan C. Santo                           36      Vice President, Secretary, and General Counsel, PLM
                                                 International, Inc. and PLM Financial Services, Inc.

Janet M. Turner                          42      Vice President, Investor Relations and Corporate Communications,
                                                 PLM International, Inc. and PLM Investment Management, Inc.


Robert N. Tidball was appointed Chairman of the Board in August 1997 and President and Chief Executive Officer of PLM International in March 1989. At the time of his appointment as President and Chief Executive Officer, he was Executive Vice President of PLM International. Mr. Tidball became a director of PLM International in April 1989. Mr. Tidball was appointed a Director of PLM Financial Services, Inc. in July 1997 and was elected President of PLM Worldwide Management Services Limited in February 1998. He has served as an officer of PLM Railcar Management Services, Inc. since June 1987. Mr. Tidball was Executive Vice President of Hunter Keith, Inc., a Minneapolis-based investment banking firm, from March 1984 to January 1986. Prior to Hunter Keith, he was Vice President, General Manager, and Director of North American Car Corporation and a director of the American Railcar Institute and the Railway Supply Association.

Randall L.-W. Caudill was elected to the Board of Directors in September 1997. He is President of Dunsford Hill Capital Partners, a San Francisco-based financial consulting firm serving emerging growth companies. Prior to founding Dunsford Hill Capital Partners, Mr. Caudill held senior investment banking positions at Prudential Securities, Morgan Grenfell Inc., and The First Boston Corporation. Mr. Caudill also serves as a director of Northwest Biotherapeutics, Inc., VaxGen, Inc., SBE, Inc., and RamGen, Inc.

Douglas P. Goodrich was elected to the Board of Directors in July 1996, appointed Senior Vice President of PLM International in March 1994, and appointed Director and President of PLM Financial Services, Inc. in June 1996. Mr. Goodrich has also served as Senior Vice President of PLM Transportation Equipment Corporation since July 1989 and as President of PLM Railcar Management Services, Inc. since September 1992, having been a Senior Vice President since June 1987. Mr. Goodrich was an executive vice president of G.I.C. Financial Services Corporation of Chicago, Illinois, a subsidiary of Guardian Industries Corporation, from December 1980 to September 1985.

Warren G. Lichtenstein was elected to the Board of Directors in December 1998. Mr. Lichtenstein is the Chief Executive Officer of Steel Partners II, L.P., which is PLM International's largest shareholder, currently owning 16% of the Company's common stock. Additionally, Mr. Lichtenstein is Chairman of the Board of Aydin Corporation, a NYSE-listed defense electronics concern, as well as a director of Gateway Industries, Rose's Holdings, Inc., and Saratoga Beverage Group, Inc. Mr. Lichtenstein is a graduate of the University of Pennsylvania, where he received a Bachelor of Arts degree in economics.

Howard M. Lorber was elected to the Board of Directors in January 1999. Mr. Lorber is President and Chief Operating Officer of New Valley Corporation, an investment banking and real estate concern. He is also Chairman of the Board and Chief Executive Officer of Nathan's Famous, Inc., a fast food company. Additionally, Mr. Lorber is a director of United Capital Corporation and Prime Hospitality Corporation and serves on the boards of several community service organizations. He is a graduate of Long Island University, where he received a Bachelor of Arts degree and a Masters degree in taxation. Mr. Lorber also received charter life underwriter and chartered financial consultant degrees from the American College in Bryn Mawr, Pennsylvania. He is a trustee of Long Island University and a member of the Corporation of Babson College.

Harold R. Somerset was elected to the Board of Directors of PLM International in July 1994. From February 1988 to December 1993, Mr. Somerset was President and Chief Executive Officer of California & Hawaiian Sugar Corporation (C&H Sugar), a subsidiary of Alexander & Baldwin, Inc. Mr. Somerset joined C&H Sugar in 1984 as Executive Vice President and Chief Operating Officer, having served on its Board of Directors since 1978. Between 1972 and 1984, Mr. Somerset served in various capacities with Alexander & Baldwin, Inc., a publicly held land and agriculture company headquartered in Honolulu, Hawaii, including Executive Vice President of Agriculture and Vice President and General Counsel. Mr. Somerset holds a law degree from Harvard Law School as well as a degree in civil engineering from the Rensselaer Polytechnic Institute and a degree in marine engineering from the U.S. Naval Academy. Mr. Somerset also serves on the boards of directors for various other companies and organizations, including Longs Drug Stores, Inc., a publicly held company.

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

Robin L. Austin became Vice President, Human Resources of PLM Financial Services, Inc. in 1984, having served in various capacities with PLM Investment Management, Inc., including Director of Operations, from February 1980 to March 1984. From June 1970 to September 1978, Ms. Austin served on active duty in the United States Marine Corps and served in the United States Marine Corp Reserves from 1978 to 1998. She retired as a Colonel of the United States Marine Corps Reserves in 1998. Ms. Austin has served on the Board of Directors of the Marines' Memorial Club and is currently on the Board of Directors of the International Diplomacy Council.

Stephen M. Bess was appointed a Director of PLM Financial Services, Inc. in July 1997. Mr. Bess was appointed President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. Mr. Bess served as Corporate Controller of PLM, Inc. beginning in December 1982. Mr. Bess was Vice
President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corporation, a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

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

James C. Chandler became Vice President, Planning and Development of PLM International in April 1996. From 1994 to 1996 Mr. Chandler worked as a consultant to public companies, including PLM, in the formulation of business growth strategies. Mr. Chandler was Director of Business Development at Itel Corporation from 1987 to 1994, serving with both the Itel Transportation Group and Itel Rail.

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

Janet M. Turner became Vice President of Investor Services of PLM International in 1994, having previously served as Vice President of PLM Investment Management, Inc. since 1990. Before 1990, Ms. Turner held the positions of manager of systems development and manager of investor relations at the Company. Prior to joining PLM in 1984, she was a financial analyst with The Toronto-Dominion Bank in Toronto, Canada.

The directors of PLM International, Inc. are elected for a three-year term and the directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM International Inc. or PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.

ITEM 11.   EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 1998.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (A) Security Ownership of Certain Beneficial Owners

         The General Partner is generally entitled to a 5% interest in the profits and losses (subject to certain special allocations of income), cash available for distributions, and net disposition proceeds of the Partnership. As of December 31, 1998, no investor was known by the General Partner to beneficially own more than 5% of the limited partnership units of the Partnership.

     (B) Security Ownership of Management

         Neither the General Partner and its affiliates nor any executive officer or director of the General Partner and its affiliates owned any limited partnership units of the Partnership as of December 31, 1998.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (A) Transactions with Management and Others

         During 1998, the Partnership paid or accrued the following fees to FSI or its affiliates: management fees, $0.8 million; equipment acquisition fees, $0.2 million; and lease negotiation fees, $39,000. The Partnership reimbursed FSI or its affiliates $0.7 million for administrative and data processing services performed on behalf of the Partnership during 1998.

         During 1998, the USPEs paid or accrued the following fees to FSI or its affiliates (based on the Partnership's proportional share of ownership): management fees, $0.5 million, equipment acquisition fees, $1.0 million; lease negotiation fees, $0.2 million, and administrative and data processing services, $0.1 million. The USPEs also paid Transportation Equipment Indemnity Company Ltd. (TEI), a wholly-owned, Bermuda-based subsidiary of PLM International, $35,000 for insurance coverages during 1998; these amounts were paid substantially to third-party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International, which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI. The Partnership's proportional share of a refund of $36,000 was received from TEI during 1998 due to lower loss-of-hire and hull and machinery damage claims from a previous year.









                      (This space intentionally left blank)

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

     4.1 Amendment, dated March 25, 1999, to the Limited Partnership Agreement of Partnership.

     10.1 Management Agreement between Partnership and PLM Investment Management, Inc., incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-55796), which became effective with the Securities and Exchange Commission on May 25, 1993.

     10.2 NoteAgreement, dated as of December 1, 1995, regarding $23.0 million of 7.27% senior notes due December 21, 2005. Incorporated by reference to the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 1996.

     10.3 Fourth Amended and Restated Warehousing Credit Agreement, dated as of December 15, 1998, with First Union National Bank.

     24.     Powers of Attorney.











                         (This space intentionally left
                                    blank.)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Partnership has no directors or officers. The General Partner has signed on behalf of the Partnership by duly authorized officers.


Dated: March 26, 1999          PLM EQUIPMENT GROWTH & INCOME FUND VII
                               PARTNERSHIP

                               By:      PLM Financial Services, Inc.
                                        General Partner


                               By:      /s/ Douglas P. Goodrich
                                        --------------------------
                                        Douglas P. Goodrich
                                        President and Director


                               By:      /s/ Richard K Brock
                                        --------------------------
                                        Richard K Brock
                                        Vice President and
                                        Corporate Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                            Capacity                          Date



*_______________________
Robert N. Tidball            Director, FSI                     March 26, 1999



*_______________________
Douglas P. Goodrich          Director, FSI                    March 26, 1999



*_______________________
Stephen M. Bess              Director, FSI                    March 26, 1999


*Susan Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.


/s/ Susan C. Santo
-------------------------
Susan C. Santo
Attorney-in-Fact

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                                         Page

Independent auditors' report                                               32

Balance sheets as of December 31, 1998 and 1997                            33

Statements of operations for the years ended
     December 31, 1998, 1997, and 1996                                     34

Statements of changes in partners' capital for the
     years ended December 31, 1998, 1997, and 1996                         35

Statements of cash flows for the years ended
     December 31, 1998, 1997, and 1996                                     36

Notes to financial statements                                           37-50


All other financial statement schedules have been omitted, as the required information is not pertinent to the Registrant or is not material, or because the information required is included in the financial statements and notes thereto.

                          INDEPENDENT AUDITORS' REPORT



The Partners
PLM Equipment Growth & Income Fund VII:


We have audited the accompanying financial statements of PLM Equipment Growth & Income Fund VII (the Partnership), as listed in the accompanying index to financial statements. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth & Income Fund VII as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.



/S/ KPMG LLP
----------------------------


SAN FRANCISCO, CALIFORNIA
March 12, 1999

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                                 BALANCE SHEETS
                                  December 31,
                 (in thousands of dollars, except unit amounts)



                                                                                       1998                 1997
                                                                                  -----------------------------------
  Assets

  Equipment held for operating leases, at cost                                    $     69,682         $     58,844
  Less accumulated depreciation                                                        (35,000 )            (24,650 )
                                                                                  -----------------------------------
                                                                                        34,682               34,194
  Equipment held for sale                                                                   --                4,148
  -------------------------------------------------------------------------------------------------------------------
    Net equipment                                                                       34,682               38,342

  Cash and cash equivalents                                                                404                9,327
  Restricted cash                                                                          219                  191
  Accounts receivable, less allowance for doubtful accounts of
      $251 in 1998 and $522 in 1997                                                      1,130                  887
  Investments in unconsolidated special-purpose entities                                35,452               31,377
  Lease negotiation fees to affiliate, less accumulated
      amortization of $137 in 1998 and $222 in 1997                                         37                   93
  Debt issuance costs, less accumulated amortization
      of $78 in 1998 and $52 in 1997                                                       177                  203
  Prepaid expenses and other assets                                                         73                   49
                                                                                  -----------------------------------

        Total assets                                                              $     72,174         $     80,469
                                                                                  ===================================

  Liabilities and partners' capital

  Liabilities
  Accounts payable and accrued expenses                                           $        388         $        367
  Due to affiliates                                                                      1,282                4,563
  Lessee deposits and reserve for repairs                                                1,257                1,477
  Notes payable                                                                         23,000               23,000
                                                                                  -----------------------------------
    Total liabilities                                                                   25,927               29,407
                                                                                  -----------------------------------

  Partners' capital
  Limited partners (limited partnership units of 5,334,211 and
        5,370,297 as of December 31, 1998 and 1997, respectively)                       46,247               51,062
  General Partner                                                                           --                   --
                                                                                  -----------------------------------
    Total partners' capital                                                             46,247               51,062
                                                                                  -----------------------------------

        Total liabilities and partners' capital                                   $     72,174         $     80,469
                                                                                  ===================================












                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
                        For the Years Ended December 31,
         (in thousands of dollars, except weighted-average unit amounts)



                                                                    1998             1997            1996
                                                                -----------------------------------------------
  Revenues

  Lease revenue                                                 $    14,523      $   12,605       $   12,227
  Interest and other income                                             380             327              434
  Net gain (loss) on disposition of equipment                           (31 )         1,803               42
  -------------------------------------------------------------------------------------------------------------
    Total revenues                                                   14,872          14,735           12,703
  -------------------------------------------------------------------------------------------------------------

  Expenses

  Depreciation and amortization                                       7,543           8,994            9,041
  Repairs and maintenance                                             2,138           1,492            1,692
  Equipment operating expenses                                        1,238              50               48
  Insurance expense to affiliate                                          5              --               --
  Other insurance expenses                                              345              87               88
  Management fees to affiliate                                          811             709              744
  Interest expense                                                    1,668           1,691            1,681
  General and administrative expenses to affiliates                     725             649              582
  Other general and administrative expenses                             551             429              780
  Provision for (recovery of) bad debts                                 (92 )           254              143
                                                                -----------------------------------------------
    Total expenses                                                   14,932          14,355           14,799
                                                                -----------------------------------------------

  Equity in net income (loss) of unconsolidated
      special-purpose entities                                        5,884             721             (880 )
                                                                -----------------------------------------------
  Net income (loss)                                             $     5,824      $    1,101       $   (2,976 )
                                                                ===============================================

  Partners' share of net income (loss)

  Limited partners                                              $     5,317      $      593       $   (3,485 )
  General Partner                                                       507             508              509
                                                                -----------------------------------------------

  Total                                                         $     5,824      $    1,101       $   (2,976 )
                                                                ===============================================

  Net income (loss) per weighted-average limited
      partnership unit                                          $      0.99      $     0.11       $    (0.65 )
  =============================================================================================================

  Cash distribution                                             $    10,127      $   10,176       $   10,178
                                                                ===============================================

  Cash distribution per weighted-average
      limited partnership unit                                  $      1.80      $     1.80       $     1.80
                                                                ===============================================









                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                        For the Years Ended December 31,
                            (in thousands of dollars)



                                                      Limited            General
                                                      Partners           Partner            Total
                                                    --------------------------------------------------

  Partners' capital as of December 31, 1995         $   73,291        $        --        $   73,291

  Net income (loss)                                     (3,485 )              509            (2,976 )

  Cash distribution                                     (9,669 )             (509 )         (10,178 )
                                                    --------------------------------------------------

    Partners' capital as of December 31, 1996           60,137                 --            60,137

  Net income                                               593                508             1,101

  Cash distribution                                     (9,668 )             (508 )         (10,176 )
  ----------------------------------------------------------------------------------------------------

    Partners' capital as of December 31, 1997           51,062                 --            51,062

  Net income                                             5,317                507             5,824

  Repurchase of limited partnership units                 (512 )               --              (512 )

  Cash distribution                                     (9,620 )             (507 )         (10,127 )

                                                    --------------------------------------------------
    Partners' capital as of December 31, 1998       $   46,247        $        --        $   46,247
                                                    ==================================================


























                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,
                            (in thousands of dollars)


                                                                               1998           1997           1996
                                                                           --------------------------------------------
  Operating activities

  Net income (loss)                                                        $    5,824     $     1,101    $    (2,976 )
  Adjustments to reconcile net income (loss)
        to net cash provided by (used in ) operating activities:
    Depreciation and amortization                                               7,543           8,994          9,041
    Net (gain) loss on disposition of equipment                                    31          (1,803 )          (42 )
    Equity in net (income) loss from unconsolidated
      special-purpose entities                                                 (5,884 )          (721 )          880
    Changes in operating assets and liabilities:
      Restricted cash                                                             (28 )           (33 )          243
      Accounts receivable, net                                                   (276 )           324           (505 )
      Prepaid expenses and other assets                                           (24 )             9            (18 )
      Accounts payable and accrued expenses                                        21              71             26
      Due to affiliates                                                           301             376             92
      Lessee deposits and reserve for repairs                                    (220 )           117            240
                                                                           --------------------------------------------
        Net cash provided by operating activities                               7,288           8,435          6,981
                                                                           --------------------------------------------

  Investing activities

  Payments for purchase of equipment and capitalized repairs                   (3,936 )        (3,700 )       (9,020 )
  Investment in and equipment purchased and placed in
      unconsolidated special-purpose entities                                 (22,261 )          (683 )       (8,029 )
  Distribution from unconsolidated special-purpose entities                     9,268           7,168          8,697
  Payments of acquisition fees to affiliate                                      (176 )          (162 )         (402 )
  Payments of lease negotiation fees to affiliate                                 (39 )           (36 )          (90 )
  Distributions from liquidation of unconsolidated special-purpose
      entities                                                                 14,802              --             --
  Proceeds from disposition of equipment                                          352           4,431            569
                                                                           --------------------------------------------
        Net cash (used in) provided by investing activities                    (1,990 )         7,018         (8,275 )
                                                                           --------------------------------------------

  Financing activities

  Payments due to affiliates                                                   (5,092 )            --             --
  Cash received from affiliates                                                 1,510           3,582             --
  Cash distribution paid to limited partners                                   (9,620 )        (9,668 )       (9,669 )
  Cash distribution paid to General Partner                                      (507 )          (508 )         (509 )
  Repurchase of limited partnership units                                        (512 )            --             --
  Proceeds from short-term note payable                                            --              --          2,000
  Principal payments on short-term note payable                                    --          (2,000 )           --
  Payments of debt issuance costs                                                  --              --            (25 )
                                                                           ---------------
                                                                                          -----------------------------
        Net cash used in financing activities                                 (14,221 )        (8,594 )       (8,203 )
                                                                           --------------------------------------------
  Net (decrease) increase in cash and cash equivalents                         (8,923 )         6,859         (9,497 )
  Cash and cash equivalents at beginning of year                                9,327           2,468         11,965
                                                                           --------------------------------------------
  Cash and cash equivalents at end of year                                 $      404     $     9,327    $     2,468
                                                                           ============================================

  Supplemental information
  Interest paid                                                            $    1,705     $     1,664    $     1,774
                                                                           ============================================




                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1998


1.   Basis of Presentation

     Organization

     PLM Equipment Growth & Income Fund VII, a California limited partnership (the Partnership), was formed on December 2, 1992 to engage in the business of owning, leasing, or otherwise investing in predominately used transportation and related equipment. PLM Financial Services, Inc. (FSI) is the General Partner of the Partnership. FSI is a wholly-owned subsidiary of PLM International, Inc. (PLM International).

     Beginning in the Partnership's seventh year of operations, which commences on January 1, 2002, the General Partner will stop reinvesting excess cash, if any, which, less reasonable reserves, will be distributed to the partners. Beginning in the Partnership's ninth year of operations, which commences on January 1, 2004, the General Partner intends to begin an orderly liquidation of the Partnership's assets. The General Partner anticipates that the liquidation of the assets will be completed by the end of the Partnership's tenth year of operations. The Partnership will terminate on December 31, 2013, unless terminated earlier upon sale of all equipment or by certain other events.

     FSI manages the affairs of the Partnership. The net income (loss) and cash distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner (see Net Income (Loss) and Distributions Per Limited Partnership Unit, below). The General Partner is also entitled to receive a subordinated incentive fee after the limited partners receive a minimum return on, and a return of, their invested capital.

     The partnership agreement includes a redemption provision. Upon the conclusion of the 30-month period immediately following the termination of the offering, beginning October 25, 1997, the Partnership may, at the General Partner's sole discretion, redeem up to 2% of the outstanding units each year. The purchase price to be offered by the Partnership for outstanding units will be equal to 105% of the unrecovered principal attributed to the units. Unrecovered principal is defined as the excess of the capital contributions from any source paid with respect to a unit. For the year ended December 31, 1998, the Partnership repurchased 36,086 limited partnership units for $0.5 million.

     As of December 31, 1998, the Partnership agreed to repurchase approximately 60,800 units for an aggregate price of approximately $0.8 million. The General Partner anticipates that these units will be repurchased in the first and second quarters of 1999. In addition to these units, the General Partner may purchase additional limited partnership units on behalf of the Partnership in the future.

     These financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Operations

     The equipment of the Partnership is managed, under a continuing management agreement, by PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of the FSI. IMI receives a monthly management fee from the Partnership for managing the equipment (see Note 2). FSI, in conjunction with its subsidiaries, sells equipment to investor programs and third parties, manages pools of equipment under agreements with investor programs, and is a general partner of other programs.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

1.       Basis of Presentation (continued)

     Accounting for Leases

     The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term. Lease origination costs are capitalized and amortized over the term of the lease.

     Depreciation and Amortization

     Depreciation of transportation equipment held for operating leases is computed on the double- declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars and, typically, 12 years for most all other types of equipment. The depreciation method is changed to straight line when annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Acquisition fees and certain other acquisition costs have been capitalized as part of the cost of the equipment. Lease negotiation fees are amortized over the initial equipment lease term. Debt issuance costs are amortized over the term of the related loan (see Note 7). Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the estimated remaining life of the equipment.

     Transportation Equipment

     In accordance with the Financial Accounting Standards Board's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the General Partner reviews the carrying value of the Partnership's equipment at least quarterly in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected undiscounted future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No reductions to the carrying value of equipment were required during either 1998, 1997, or 1996.

     Equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale.

     Investments in Unconsolidated Special-Purpose Entities

     The Partnership has interests in unconsolidated special-purpose entities (USPEs) that own transportation equipment. These interests are accounted for using the equity method.

     The Partnership's investment in USPEs includes acquisition and lease negotiation fees paid by the Partnership to PLM Transportation Equipment
     Corporation (TEC) and PLM Worldwide Management Services (WMS). TEC is a wholly-owned subsidiary of FSI and WMS is a wholly-owned subsidiary of PLM International. The Partnership's interest in USPEs are managed by IMI. The Partnership's equity interest in the net income (loss) of USPEs is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC or WMS.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1998

1.   Basis of Presentation (continued)

     Repairs and Maintenance

     Repair and maintenance costs related to railcars, marine vessels, and trailers, are usually the obligation of the Partnership. Maintenance costs of most of the other equipment are the obligation of the lessee. If they are not covered by the lessee, they are generally charged against operations as incurred. To meet the maintenance requirements of certain aircraft airframes and engines, reserve accounts are prefunded by the lessee. Estimated costs associated with marine vessel dry docking are accrued and charged to income ratably over the period prior to such dry-docking. The reserve accounts are included in the balance sheet as lessee deposits and reserve for repairs.

     Net Income (Loss) and Distributions Per Limited Partnership Unit

     The net income (loss) of the Partnership is generally allocated 95% to the limited partners and 5% to the General Partner. Special allocations of income are made to the General Partner equal to the deficit balance, if any, in the capital account of the General Partner.

     Cash distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner and may include amounts in excess of net income. The limited partners' net income (loss) is allocated among the limited partners based on the number of limited partnership units owned by each limited partner and on the number of days of the year each limited partner is in the Partnership.

     Cash distributions are recorded when paid. Monthly unitholders receive a distribution check 15 days after the close of the previous month's business and quarterly unitholders receive a distribution check 45 days after the close of the quarter.

     Cash distributions to investors in excess of net income are considered a return of capital. Cash distributions to the limited partners of $4.3 million and $9.1 million for the years ended December 31, 1998 and 1997, respectively, were deemed to be a return of capital. All cash distributions to the limited partners in 1996 were deemed to be a return of capital.

     Cash distributions relating to the fourth quarter of 1998, 1997, and 1996, of $1.4 million for each year, were paid during the first quarter of 1999, 1998, and 1997, respectively.

     Net Income (Loss) Per Weighted-Average Partnership Unit

     Net income (loss) per weighted-average Partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the year. The weighted-average number of Partnership units deemed outstanding during the years ended December 31, 1998, 1997, and 1996 was 5,341,360, 5,370,297, and 5,370,297, respectively.

Cash and Cash Equivalents

     The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash equivalents approximates fair market value due to the short-term nature of the investments.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

1.   Basis of Presentation (continued)

     Comprehensive Income

     During 1998, the Partnership adopted Financial Accounting Standards Board's Statement No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources. The Partnership's net income (loss) is equal to comprehensive income for the years ended December 31, 1998, 1997, and 1996.

     Restricted Cash

     As of December 31, 1998 and 1997, restricted cash represented lessee security deposits held by the Partnership.

2.   General Partner and Transactions with Affiliates

     An officer of PLM Securities Corp., a wholly-owned subsidiary of the General Partner, contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI, subject to certain reductions, receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPEs equal to the lesser of (i) the fees that would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (A) for that equipment for which IMI provides only basic equipment management services,
     (a) 2% of the gross lease revenues, as defined in the agreement, attributable to equipment that is subject to full payout net leases and (b) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, and (B) for that equipment for which IMI provides supplemental equipment management services, 7% of the gross lease revenues attributable to such equipment. Partnership management fees payable were $0.1 million as of December 31, 1998 and 1997. The Partnership's proportional share of USPE management fees of $0.1 million and $0.2 million were payable as of December 31, 1998 and 1997, respectively. The
     Partnership's proportional share of USPE management fee expense was $0.5 million during 1998, 1997, and 1996. The Partnership reimbursed FSI $0.7 million during 1998 and $0.6 million during 1997 and 1996 for data processing expenses and other administrative services performed on behalf of the Partnership. The Partnership's proportional share of USPE data processing and administrative expenses reimbursed to FSI was $0.1, $0.2 million and $0.1 million during 1998, 1997, and 1996, respectively.

     The Partnership  paid  Transportation  Equipment  Indemnity  Company,  Ltd.
     (TEI), an affiliate of the General Partner that provides marine insurance coverage and other insurance brokerage services, $5,000 during 1998, and no fees for owned equipment were paid to TEI in 1997 or 1996. The Partnership's proportional share of USPE marine insurance coverage paid to TEI was $35,000 during 1998 and $0.2 million during 1997 and 1996. A substantial portion of this amount was paid to third-party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated programs and PLM International, which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI. The Partnership's proportional share of a refund of $36,000 was received during 1998, from lower loss-of-hire insurance claims from the insured USPEs and other insured affiliated programs. PLM International plans to liquidate TEI in 1999. TEI did not provide the same level of insurance coverage during 1998 as had been provided during previous years. These services were provided by an unaffiliated third party. PLM International plans to liquidate TEI in 1999.

     The Partnership and USPEs paid or accrued lease negotiation and equipment acquisition fees of $1.4 million, $0.2 million, and $0.9 million during 1998, 1997, and 1996, respectively, to TEC and WMS.

                     PLM Equipment Growth & Income Fund VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1998

2.   General Partner and Transactions with Affiliates (continued)

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

     As of December 31, 1998, approximately 80% of the Partnership's trailer equipment was in rental facilities operated by PLM Rental, Inc., an affiliate of the General Partner, doing business as PLM Trailer Leasing. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expense associated with the equipment are charged directly to the Partnership. An allocation of indirect expenses of the rental yard operations is charged to the Partnership monthly.

     The Partnership owned certain equipment in conjunction with affiliated partnerships during 1998, 1997, and 1996 (see Note 4).

     The balance due to affiliates as of December 31, 1998 includes $0.1 million due to FSI and its affiliates for management fees and $1.2 million due to affiliated USPEs. The balance due to affiliates as of December 31, 1997 included $0.1 million due to FSI and its affiliates for management fees and a net of $4.5 million due to affiliated USPEs. During January 1998, $3.5 million was paid to the affiliated USPE.

3.   Equipment

     The components of owned equipment as of December 31 are as follows (in thousands of dollars):


          Equipment Held for Operating Leases                1998              1997
  -----------------------------------------------------  -------------------------------

  Marine vessels                                         $    22,212       $   22,212
  Trailers                                                    17,280           18,111
  Aircraft                                                    15,933            8,305
  Rail equipment                                              10,084           10,063
  Portable heaters                                             4,085               --
  Modular buildings                                               88              153
                                                         -------------------------------
                                                              69,682           58,844
  Less accumulated depreciation                              (35,000 )        (24,650 )
                                                         -------------------------------
                                                              34,682           34,194
  Equipment held for sale                                         --            4,148
                                                         -------------==================
    Net equipment                                        $    34,682       $   38,342
                                                         ===============================

     Revenues are earned by placing the equipment under operating leases. Rents for railcars are based on mileage traveled or a fixed rate; rents for all other equipment are based on fixed rates.

     As of December 31, 1998, all owned equipment was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for two commuter aircraft and three railcars. As of December 31, 1997 all owned equipment in the Partnership's portfolio was on lease or operating in PLM-affiliated short-term trailer rental yards, except for two commuter aircraft that were held for sale and a railcar.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1998

3.       Equipment (continued)

     The net book value of the equipment off lease was $3.3 million and $4.1 million as of December 31, 1998 and December 31, 1997, respectively.

     During 1998, the Partnership purchased a portfolio of portable heaters for $4.1 million, including $0.2 million in acquisition fees paid to FSI. The Partnership also reclassified the two commuter aircraft that were held for sale as of December 31, 1997 to owned equipment held for operating lease.

     During 1997, the Partnership purchased a fleet of trailers for $3.9 million, including $0.2 million in acquisition fees paid to FSI.

     During 1998, the Partnership disposed of or sold modular buildings, trailers, and a railcar with a net book value of $0.4 million for $0.3 million.

     During 1997, the Partnership sold or disposed of modular buildings and trailers with an aggregate net book value of $2.6 million for proceeds of $4.4 million.

     Periodically, PLM International purchases groups of assets whose ownership may be allocated among affiliated programs and PLM International. Generally, in these cases, only assets that are on lease will be purchased by the affiliated programs. PLM International will generally assume the ownership and remarketing risks associated with off-lease equipment. Allocation of the purchase price will be determined by a combination of third-party industry sources and recent transactions or published fair market value references. During 1996, PLM International realized $0.7 million of gains on the sale of 69 off-lease railcars purchased by PLM International as part of a group of assets in 1994 that had been allocated to the Partnership, PLM Equipment Growth Funds IV and VI, Professional Lease Management Income Fund I, LLC, and PLM International.

     All wholly- and partially-owned equipment on lease is accounted for as operating leases. Future minimum rent under noncancelable operating leases as of December 31, 1998 for this equipment during each of the next five years are approximately $12.0 million in 1999, $10.7 million in 2000, $7.6 million in 2001, $3.2 million in 2002, $2.8 million in 2003, and $6.2 million thereafter.

4.   Investments in Unconsolidated Special-Purpose Entities (USPEs)

     The net investment in USPEs includes the following jointly-owned equipment (and related assets and liabilities) as of December 31 (in thousands of dollars):


                                                                                                        1998             1997
                                                                                                    ------------------------------

                    75% interest in an entity owning marine containers                              $    7,426       $       --
                    50% interest in a trust owning a MD-82 Stage III commercial aircraft                 6,804               --
                    80% interest in an entity owning a dry bulk-carrier marine vessel                    5,209            6,014
                    24% interest in a trust owning a 767-200ER Stage III commercial aircraft             4,341            4,824
                    33% interest in two trusts owning a total of three 737-200A Stage II commercial aircraft, two stage II aircraft engines, and
                              a portfolio of aircraft rotables                                           4,102            8,036
                    50% interest in a trust owning a MD-82 Stage III commercial aircraft                 3,546              682
                    44% interest in an entity owning a dry bulk-carrier marine vessel                    2,211            2,439
                    10% interest in an entity owning a mobile offshore drilling unit                     1,450            1,712
                    50%  interest in a trust that owned four  737-200A  Stage II
                              commercial aircraft                                                          222            4,362
                    25% interest in a trust that owned four 737-200A Stage II commercial
                              aircraft                                                                     141            3,308
                    -------------------------------------------------------------------------------------------      -----------
                        Net investments                                                             $   35,452       $   31,377
                                                                                                    ===========      ===========


                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

4.   Investments in Unconsolidated Special-Purpose Entities (USPEs) (continued)

     During 1998, the Partnership completed its commitment to purchase an interest in a trust owning a MD-82 Stage III commercial aircraft for $7.2 million, including acquisition and lease negotiation fees of $0.4 million that were paid to FSI for the purchase of this equipment. The Partnership made a deposit of $0.7 million toward this purchase in 1997. The Partnership also purchased an interest in another trust owning a MD-82 Stage III commercial aircraft for $8.2 million, including acquisition and lease negotiation fees of $0.4 million that were paid to FSI for the purchase of this equipment. The remaining interest in this trust was purchased by an affiliated program.

     In addition, during 1998, the Partnership purchased an interest in an entity owning a portfolio of marine containers for $7.5 million, including acquisition and lease negotiation fees of $0.4 million that were paid to FSI. The remaining interest in this entity was purchased by an affiliated program.

     As of December 31, 1998 and 1997, the Partnership had an interest in trusts that owned multiple aircraft (the Trusts). As of December 31, 1997, two of these Trusts contained provisions, under certain circumstances, for allocating specific aircraft to the beneficial owners. During 1998, in one of these Trusts, the Partnership sold the two commercial aircraft assigned to it, with a net book value of $3.4 million, for proceeds of $8.8 million. Also during the same period, in another trust, the Partnership sold the commercial aircraft assigned to it, with a net book value of $2.7 million, for proceeds of $6.0 million.

     The following summarizes the financial information for the USPEs and the Partnership's interest therein as of and for the year ended December 31 (in thousands of dollars):


                                        1998                          1997                         1996
                                                   Net                         Net                         Net
                                   Total         Interest        Total       Interest        Total       Interest
                                   USPEs            of           USPEs          of           USPEs          of
                                                 Partnership                 Partnership                Partnership
                                ---------------------------   ---------------------------   ---------------------------
            Net Investments     $    86,609     $   35,452     $  103,497     $   31,377    $   115,015   $   37,141
            Lease revenues           26,788          9,869         35,974         12,133         33,850       11,904
            Net income (loss)        18,696          5,884         10,130            721         (3,606 )       (880 )


5.   Operating Segments

     The Partnership operates or operated in six primary operating segments: aircraft leasing, modular building leasing, portable heater leasing, marine vessel leasing, trailer leasing, and railcar leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

     The General Partner evaluates the performance of each segment based on profit or loss from operations before allocation of general and administrative expenses, interest expense, and certain other expenses. The segments are managed separately due to different business strategies for each operation.






                      (This space intentionally left blank)

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

5.   Operating Segments (continued)

     The following tables present a summary of the operating segments (in thousands of dollars):


                                                     Portable    Marine
                                           Aircraft   Heater     Vessel   Trailer    Railcar   All
     For the Year Ended December 31, 1998  Leasing   Leasing    Leasing   Leasing    Leasing   Other<F1>    Total
                                           --------- ---------  --------- ---------  --------- ---------  -----------

     Revenues
       Lease revenue                       $  2,021  $    764   $  4,263  $  4,685   $  2,742  $     48   $ 14,523
       Interest income and other                 --        --         --        --         20       360        380
       Gain (loss) on disposition of             --        --         --       (12 )        9       (28 )      (31 )
     equipment
                                           ------------------------------------------------------------------------
         Total revenues                       2,021       764      4,263     4,673      2,771       380     14,872

     Costs and expenses
       Operations support                       309        --      1,762       866        742        47      3,726
       Depreciation and amortization          2,212       525      1,964     1,935        870        37      7,543
       Interest expense                           4        --         --        --         --     1,664      1,668
       General and administrative expenses      171        23        297       799        267       530      2,087
       Provision for (recovery of) bad            2        --         --        45        (30 )    (109 )      (92 )
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             2,698       548      4,023     3,645      1,849     2,169     14,932
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs     6,390        --       (527 )      --         --        21      5,884
                                           ------------------------------------------------------------------------
                                           ========================================================================
     Net income (loss)                     $  5,713  $    216   $   (287 )$  1,028   $    922  $ (1,768 ) $  5,824
                                           ========================================================================

     As of December 31, 1998
     Total assets                          $ 25,510  $  3,570   $ 17,239  $  9,258   $  5,645  $ 10,952   $ 72,174
                                           ========================================================================

<F1> Includes  interest  income  and  costs  not  identifiable  to a  particular segment, such as general and administrative, interest expenese, and certain operations support expenses. Also includes lease revenues and gain from the sale of modular buildings and aggregate net income (loss) from an investment in an entity owning marine containers and an investment in an entity owning a mobile offshore drilling unit.





                                                     Modular     Marine
                                           Aircraft  Building    Vessel   Trailer    Railcar   All
     For the Year Ended December 31, 1997  Leasing   Leasing    Leasing   Leasing    Leasing   Other<F2>    Total
                                           --------- ---------  --------- ---------  --------- ---------  -----------

     Revenues
       Lease revenue                       $  2,021  $    439   $  3,538  $  3,843   $  2,764  $     --   $ 12,605
       Interest income and other                 --         6         --        --         --       321        327
       Gain (loss) on disposition of             --     1,805         --        (2 )       --        --      1,803
     equipment
                                           ------------------------------------------------------------------------
         Total revenues                       2,021     2,250      3,538     3,841      2,764       321     14,735

     Costs and expenses
       Operations support                        20        13        224       568        770        34      1,629
       Depreciation and amortization          3,520       250      2,387     1,788      1,024        25      8,994
       Interest expense                          --        --         --        --         --     1,691      1,691
       General and administrative expenses      131        11        185       686        271       503      1,787
       Provision for (recovery of) bad           --       224         --        57        (27 )      --        254
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             3,671       498      2,796     3,099      2,038     2,253     14,355
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs     1,721        --     (1,000 )      --         --        --        721
                                           ------------------------------------------------------------------------
                                           ========================================================================
     Net income (loss)                     $     71  $  1,752   $   (258 )$    742   $    726  $ (1,932 ) $  1,101
                                           ========================================================================

     As of December 31, 1997
     Total assets                          $ 29,752  $     77   $ 20,236  $ 11,456   $  6,486  $ 12,462   $ 80,469
                                           ========================================================================


<F2> Includes  interest  income  and  costs  not  identifiable  to a  particular segment, such as general and administrative, interest expense, and certain operations support expenses.



                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

5.   Operating Segments (continued)


                                                     Modular     Marine
                                           Aircraft  Building    Vessel   Trailer    Railcar   All
     For the Year Ended December 31, 1996  Leasing   Leasing    Leasing   Leasing    Leasing   Other<F3>    Total
                                           --------- ---------  --------- ---------  --------- ---------  -----------

     Revenues
       Lease revenue                       $  2,124  $    731   $  3,879  $  2,855   $  2,638  $     --   $ 12,227
       Interest income and other                  3        --         --        --         --       431        434
       Gain on disposition of equipment          --        31         --        11         --        --         42
                                           ------------------------------------------------------------------------
         Total revenues                       2,127       762      3,879     2,866      2,638       431     12,703

     Costs and expenses
       Operations support                        42       149        328       565        712        32      1,828
       Depreciation and amortization          2,661       568      2,901     1,779      1,142       (10 )    9,041
       Interest expense                          --        --         --        --         --     1,681      1,681
       General and administrative expenses      124       184        220       585        260       733      2,106
       Provision for (recovery of) bad           --        (9 )       --        95         57        --        143
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             2,827       892      3,449     3,024      2,171     2,436     14,799
                                           ------------------------------------------------------------------------
     Equity in net loss of USPEs               (486 )      --       (384 )      --         --       (10 )     (880 )
                                           ------------------------------------------------------------------------
                                           ========================================================================
     Net income (loss)                     $ (1,186 )$   (130 ) $     46  $   (158 ) $    467  $ (2,015 ) $ (2,976 )
                                           ========================================================================

     As of December 31, 1996
     Total assets                          $ 36,545  $  2,806   $ 24,644  $  9,521   $  7,473  $  6,409   $ 87,398
                                           ========================================================================

<F3> Includes  interest  income  and  costs  not  identifiable  to a  particular segment, such as general and administrative, interest expense, and certain operations support expenses. Also includes the net loss from an interest in an entity owning a mobile offshore drilling unit.



6.   Geographic Information

     The Partnership owns certain equipment that is leased and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

     The Partnership leases or leased its aircraft, portable heaters, modular buildings, railcars, and trailers to lessees domiciled in four geographic regions: the United States, Canada, South America, and Europe. Marine vessels, marine containers, and the mobile offshore drilling unit are leased to multiple lessees in different regions that operate worldwide.

     The table below sets forth lease revenues by geographic region for the Partnership's owned equipment and investments in USPEs, grouped by domicile of the lessee as of and for the years ended December 31 (in thousands of dollars):


                                              Owned Equipment                      Investments in USPEs
                                    -------------------------------------  --------------------------------------

                 Region                 1998         1997        1996           1998         1997        1996
       ----------------------------  -------------------------------------   -------------------------------------
       United States                  $   6,826   $    5,985  $    7,522      $   1,783   $       --  $       --
       Canada                             1,413        1,061         826          1,151        3,423       3,189
       South America                      2,021        2,021          --          1,231        1,181       1,181
       Europe                                --           --          --          1,560        3,530       3,530
       Rest of the world                  4,263        3,538       3,879          4,144        3,999       4,004
                                      -------------------------------------   -------------------------------------
                                      =====================================   =====================================
           Lease revenues             $  14,523   $   12,605  $   12,227      $   9,869   $   12,133  $   11,904
                                      =====================================   =====================================

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1998

6.       Geographic Information (continued)


     The following table sets forth net income (loss) information by region for the owned equipment and investments in USPEs for the years ended December 31 (in thousands of dollars):


                                              Owned Equipment                      Investments in USPEs
                                    -------------------------------------  --------------------------------------

                 Region                 1998         1997        1996           1998         1997        1996
       ----------------------------  -------------------------------------   -------------------------------------
       United States                  $     479   $    1,885  $     (590 )     $ (3,272 ) $       --  $       --
       Canada                               372          258          89          9,273           91      (1,370 )
       South America                        588         (544 )        --            311           85         (97 )
       Europe                                --           --          --             78        1,545         981
       Rest of the world                    240          720         431           (506 )     (1,000 )      (394 )
                                      -------------------------------------   -------------------------------------
         Regional income (loss)           1,679        2,319         (70 )        5,884          721        (880 )
       Administrative and other          (1,739 )     (1,939 )    (2,026 )           --           --          --
                                      =====================================   =====================================
         Net income (loss)            $     (60 ) $      380  $   (2,096 )     $  5,884   $      721  $     (880 )
                                      =====================================   =====================================

     The net book value of these assets as of December 31, are as follows (in thousands of dollars):


                                              Owned Equipment                      Investments in USPEs
                                    -------------------------------------  --------------------------------------

                 Region                 1998         1997        1996           1998         1997        1996
       ----------------------------  -------------------------------------   -------------------------------------
       United States                 $   19,248  $   15,500    $ 29,199       $ 10,350   $      682  $       --
       Canada                             2,554       2,519       2,608            363        7,669       9,612
       South America                      3,061       4,392          --          4,341        4,824       5,798
       Europe                                --          --          --          4,102        8,036       9,127
       Rest of the world                  9,819      11,783      14,140         16,296       10,166      12,604
                                     -------------------------------------   -------------------------------------
                                         34,682      34,194      45,947         35,452       31,377      37,141
       Equipment held for sale               --       4,148          --             --           --          --
                                     =====================================   =====================================
           Net book value            $   34,682  $   38,342    $ 45,947       $ 35,452   $   31,377  $   37,141
                                     =====================================   =====================================

7.   Debt

     In December 1995, the Partnership entered into an agreement to issue long-term notes totaling $23.0 million to five institutional investors. The notes bear interest at a fixed rate of 7.27% per annum and have a final maturity in 2005. During 1995, the Partnership paid lender fees of $0.2 million in connection with this loan.

     Interest on the notes is payable semiannually. The notes will be repaid in five principal payments of $3.0 million on December 31, 1999, 2000, 2001, 2002, and 2003 and in two principal payments of $4.0 million on December 31, 2004 and 2005. The agreement requires the Partnership to maintain certain financial covenants related to fixed-charge coverage and maximum debt. Proceeds from the notes were used to fund additional equipment acquisitions and to repay obligations of the Partnership under the Committed Bridge Facility (see below).

     The General Partner estimates, based on recent transactions, that the fair value of the $23.0 million fixed-rate note is $23.6 million.

     The General Partner has entered into a joint $24.5 million credit facility (the Committed Bridge Facility) on behalf of the Partnership, PLM Equipment Growth Fund VI (EGF VI), and Professional Lease Management Income Fund I (Fund I), both affiliated investment programs; and TEC Acquisub, Inc. (TECAI), an indirect wholly-owned subsidiary of the General Partner, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership, plus (ii) 50% of unrestricted cash

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

7.   Debt (continued)

     held by the borrower. The Partnership, EGF VI, Fund I, and TECAI collectively may borrow up to $24.5 million under the Committed Bridge Facility. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the Committed Bridge Facility. The Committed Bridge Facility also provides for a $5.0 million Letter of Credit Facility for the eligible borrowers. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than December 14, 1999. Interest accrues at either the prime rate or adjusted LIBOR plus 1.625%, at the borrower's option, and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of December 31, 1998, no eligible borrower had any outstanding borrowings under this Facility. The General Partner believes it will be able to renew the Committed Bridge Facility upon its expiration with similar terms as those in the current Committed Bridge Facility.

8.   Concentrations of Credit Risk

     As of December 31, 1998, the Partnership's customers that accounted for 10% or more of the total consolidated revenues for the owned equipment and partially owned equipment during 1997 and 1996 was TAP Air Portugal (13% in 1997, and 14% in 1996) and Canadian Airlines Int'l. (13% in 1997 and in
     1996). No single lessee accounted for more than 10% of the consolidated revenues for the year ended December 31, 1998. In 1998, however, Triton Aviation Services, Ltd. purchased three commercial aircraft from the Partnership and the gain from the sale accounted for 26% of total consolidated revenues during 1998.

     As of December 31, 1998 and 1997, the General Partner believes the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

9.   Income Taxes

     The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

     As of December 31, 1998, there were temporary differences of approximately $37.3 million between the financial statement carrying values of certain assets and liabilities and the federal income tax basis of such assets and liabilities, primarily due to differences in depreciation methods, equipment reserves, provisions for bad debts, lessees' prepaid deposits, and the tax treatment of underwriting commissions and syndication costs.

10.  Contingencies

     PLM International, (the Company) and various of its affiliates are named as defendants in a lawsuit filed as a purported class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). Plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated (the class), are six individuals who invested in certain California limited partnerships (the Partnerships) for which the Company's wholly-owned subsidiary, PLM Financial Services, Inc. (FSI), acts as the general partner, including the Partnership, and PLM Equipment Growth Funds IV, V, and VI, (the Growth Funds). The state court ex parte certified the action as a class action (i.e., solely upon plaintiffs' request and without the Company being given the opportunity to file an opposition). The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action against PLM Securities Corp. for breach of third party beneficiary contracts in violation of the National Association of Securities Dealers rules of fair practice. Plaintiffs allege that each defendant owed plaintiffs and

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

10.  Contingencies (continued)

     the class  certain  duties due to their  status as  fiduciaries,  financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Growth Funds, and concealing such mismanagement from investors in the Growth Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

     In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) based on the district court's diversity jurisdiction, following which plaintiffs filed a motion to remand the action to the state court. Removal of the action to federal court automatically nullified the state court's ex parte certification of the class. In September 1997, the district court denied plaintiffs' motion to remand the action to state court and dismissed without prejudice the individual claims of the California plaintiff, reasoning that he had been fraudulently joined as a plaintiff. In October 1997, defendants filed a motion to compel arbitration of plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Growth Fund, and to stay further proceedings pending the outcome of such arbitration. Notwithstanding plaintiffs' opposition, the district court granted defendants' motion in December 1997.

     Following various unsuccessful requests that the district court reverse, or otherwise certify for appeal, its order denying plaintiffs' motion to remand the case to state court and dismissing the California plaintiff's claims, plaintiffs filed with the U.S. Court of Appeals for the Eleventh Circuit a petition for a writ of mandamus seeking to reverse the district court's order. The Eleventh Circuit denied plaintiffs' petition in November 1997, and further denied plaintiffs subsequent motion in the Eleventh Circuit for a rehearing on this issue. Plaintiffs also appealed the district court's order granting defendants' motion to compel arbitration, but in June 1998 voluntarily dismissed their appeal pending settlement of the Koch action, as discussed below.

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

     On July 31, 1997, defendants filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition (the petition) under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In connection with this motion, plaintiff agreed to a stay of the state court action pending the district court's decision on the petition to compel arbitration. In October 1997, the district court denied the Company's petition to compel arbitration, but in November 1997, agreed to hear the Company's motion for reconsideration of this order. The hearing on this motion has been taken off calendar and the district court has dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution. In connection with her opposition to the petition to compel arbitration, plaintiff filed an amended complaint with the state court in August 1997 alleging two new causes of action for violations of the California Securities Law of 1968 (California Corporations Code Sections 25400 and 25500) and for violation of California Civil Code Sections 1709 and 1710. Plaintiff also served certain discovery

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

10.  Contingencies (continued)

     requests on defendants. Because of the stay, no response to the amended complaint or to the discovery is currently required.

     In May 1998, all parties to the Koch and Romei actions entered into a memorandum of understanding (MOU) related to the settlement of those actions (the monetary settlement). The monetary settlement contemplated by the MOU provides for stipulating to a class for settlement purposes, and a settlement and release of all claims against defendants and third party brokers in exchange for payment for the benefit of the class of up to $6.0 million. The final settlement amount will depend on the number of claims filed by authorized claimants who are members of the class, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the Alabama district court. The Company will pay up to $0.3 million of the monetary settlement, with the remainder being funded by an insurance policy.

     The parties to the monetary settlement have also agreed in principal to an equitable settlement (the equitable settlement) which provides, among other things, (a) for the extension of the operating lives of the Partnership, PLM Equipment Growth Fund V, and PLM Equipment Growth Fund VI (the Funds) by judicial amendment to each of their partnership agreements, such that FSI, the general partner of each such Fund, will be permitted to reinvest cash flow, surplus partnership funds or retained proceeds in additional equipment into the year 2004, and will liquidate the partnerships' equipment in 2006; (b) that FSI be entitled to earn front end fees (including acquisition and lease negotiation fees) in excess of the compensatory limitations set forth in the North American Securities Administrators Association, Inc. Statement of Policy by judicial amendment to the Partnership Agreements for each Fund; (c) for a one time redemption of up to 10% of the outstanding units of each Fund at 80% of such partnership's net asset value; and (d) for the deferral of a portion of FSI's management fees. The equitable settlement also provides for payment of the equitable settlement attorneys' fees from Partnership funds in the event that distributions paid to investors in the Funds during the extension period reach a certain internal rate of return.

     Defendants will continue to deny each of the claims and contentions and admit no liability in connection with the proposed settlements. The monetary settlement remains subject to numerous conditions, including but not limited to: (a) agreement and execution by the parties of a settlement agreement (the settlement agreement), (b) notice to and certification of the monetary class for purposes of the monetary settlement, and (c) preliminary and final approval of the monetary settlement by the Alabama district court. The equitable settlement remains subject to numerous conditions, including but not limited to: (a) agreement and execution by the parties of the settlement agreement, (b) notice to the current unitholders (the equitable class) in the Funds and certification of the Equitable Class for purposes of the equitable settlement, (c) preparation, review by the Securities and Exchange Commission (SEC), and dissemination to the members of the equitable class of solicitation statements regarding the proposed extensions, (d) disapproval by less than 50% of the limited partners in each of the Funds of the proposed amendments to the limited partnership agreements, (e) judicial approval of the proposed amendments to the limited partnership agreements, and (f) preliminary and final approval of the equitable settlement by the Alabama district court. The parties submitted the settlement agreement to the Alabama district court on February 12, 1999, and the court will consider whether to preliminarily certify a class for settlement purposes. If the district court grants preliminary approval, notices to the monetary class and equitable class will be sent following review by the SEC of the solicitation statements to be prepared in connection with the equitable settlement. The monetary settlement, if approved, will go forward regardless of whether the equitable settlement is approved or not. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

10.  Contingencies (continued)

     The Partnership is involved as plaintiff or defendant in various other legal actions incident to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.

11.  Subsequent Event

     During 1999, the Partnership purchased 35 portable heaters for $0.2 million and a group of marine containers for $7.0 million. The Partnership paid or accrued $0.4 million to FSI for acquisition and lease negotiation fees for this equipment.

     During February and March 1999, the Partnership sold part of its interest in two trusts that owned a total of three stage II commercial aircraft with a net book value of $3.4 million for proceeds of $6.0 million. The Partnership expects to sell its remaining interest in the two trust that still own two stage II aircraft engines and a portfolio of aircraft rotables before the end of March 1999.


















                      (This space intentionally left blank)

                     PLM EQUIPMENT GROWTH & INCOME FUND VII

                               INDEX OF EXHIBITS


  Exhibit                                                                 Page

    4.     Limited Partnership Agreement of Partnership.                     *

    4.1    Amendment to Limited Partnership Agreement of Partnership     52-53

   10.1    Management Agreement between Partnership and PLM Investment       *
           Management, Inc.

   10.2    Note Agreement, dated as of December 1, 1995, regarding
           $23.0 million of 7.27% senior notes due December 21, 2005.        *

   10.3    Fourth Amended and Restated Warehousing Credit Agreement,
           dated as of December 15, 1998, with First Union
           National Bank.                                                54-128

   24.     Powers of Attorney.                                          129-131


* Incorporated by reference.  See page 29 of this report.