Form 10-Q
period 1999-03-31
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 1999-05-03
CIK 895234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-Q




       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE FISCAL QUARTER ENDED MARCH 31, 1999


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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)




                                                                               March 31,          December 31,
                                                                                1999                1998
                                                                           -----------------------------------
  ASSETS

  Equipment held for operating lease, at cost                              $       76,716       $       69,682
  Less accumulated depreciation                                                   (36,350 )            (35,000 )
                                                                           --------------------------------------
    Net equipment                                                                  40,366               34,682

  Cash and cash equivalents                                                           830                  404
  Restricted cash                                                                     269                  219
  Accounts receivable, less allowance for doubtful accounts
      of $286 in 1999 and $251 in 1998                                              1,553                1,130
  Investments in unconsolidated special-purpose entities                           29,871               35,452
  Deferred charges, net of accumulated amortization
      of $236 in 1999 and $215 in 1998                                                265                  214
  Prepaid expenses and other assets                                                    36                   73
                                                                           --------------------------------------

        Total assets                                                       $       73,190       $       72,174
                                                                           ======================================

  LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:
  Accounts payable and accrued expenses                                    $          676       $          388
  Due to affiliates                                                                 1,526                1,282
  Lessee deposits and reserve for repairs                                           1,172                1,257
  Notes payable                                                                    23,000               23,000
                                                                           --------------------------------------
    Total liabilities                                                              26,374               25,927

  Partners' capital:
  Limited partners (5,326,819 limited partnership units as of
      March 31, 1999 and 5,334,211 as of December 31, 1998)                        46,816               46,247
  General Partner                                                                      --                   --
                                                                           --------------------------------------
    Total partners' capital                                                        46,816               46,247
                                                                           --------------------------------------

        Total liabilities and partners' capital                            $       73,190       $       72,174
                                                                           ======================================
















                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)


                                                                                    For the Three Months
                                                                                       Ended March 31,
                                                                                    1999            1998
                                                                                ------------------------------
  REVENUES

  Lease revenue                                                                 $    4,188         $  3,221
  Interest and other income                                                             40               53
  Net gain (loss) on disposition of equipment                                          (14 )             33
  ------------------------------------------------------------------------------------------------------------
    Total revenues                                                                   4,214            3,307
  ------------------------------------------------------------------------------------------------------------

  EXPENSES

  Depreciation and amortization                                                      1,608            1,939
  Repairs and maintenance                                                              523              452
  Equipment operating expenses                                                         391                9
  Insurance expenses                                                                    93               21
  Management fees to affiliate                                                         229              183
  Interest expense                                                                     413              410
  General and administrative expenses to affiliates                                    178              171
  Other general and administrative expenses                                            134              121
  Provision for bad debts                                                               35               19
                                                                                ------------------------------
    Total expenses                                                                   3,604            3,325
                                                                                ------------------------------

  Equity in net income of unconsolidated special-purpose entities                    2,575            5,660
  ------------------------------------------------------------------------------------------------------------

  Net income                                                                    $    3,185         $  5,642
                                                                                ==============================

  PARTNERS' SHARE OF NET INCOME

  Limited partners                                                              $    3,059         $  5,515
  General Partner                                                                      126              127
                                                                                ------------------------------

  Total                                                                         $    3,185         $  5,642
                                                                                ==============================

  Net income per weighted-average limited partnership unit                      $     0.57         $   1.03
  ============================================================================================================

  Cash distribution                                                             $    2,526         $  2,542
                                                                                ==============================

  Cash distribution per weighted-average
      limited partnership unit                                                  $     0.45         $   0.45
                                                                                ==============================












                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE PERIOD FROM DECEMBER 31, 1997 TO MARCH 31, 1999
                            (in thousands of dollars)



                                                             Limited              General
                                                             Partners             Partner               Total
                                                           -------------------------------------------------------

  Partners' capital as of December 31, 1997                $   51,062            $    --             $   51,062

  Net income                                                    5,317                507                  5,824

  Repurchase of limited partnership units                        (512 )               --                   (512 )

  Cash distribution                                            (9,620 )             (507 )              (10,127 )
                                                           -------------------------------------------------------

    Partners' capital as of December 31, 1998                  46,247                 --                 46,247

  Net income                                                    3,059                126                  3,185

  Repurchase of limited partnership units                         (90 )               --                    (90 )

  Cash distribution                                            (2,400 )             (126 )               (2,526 )
                                                           -------------------------------------------------------

    Partners' capital as of March 31, 1999                 $   46,816            $    --             $   46,816
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

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)


                                                                                      For the Three Months
                                                                                         Ended March 31,
                                                                                    1999            1998
                                                                                 ------------------------------

 OPERATING ACTIVITIES

 Net income                                                                      $    3,185      $    5,642
 Adjustments to reconcile net income
       to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                      1,608           1,939
   Net (gain) loss on disposition of equipment                                           14             (33 )
   Equity in net income from unconsolidated special-purpose entities                 (2,575 )        (5,660 )
   Changes in operating assets and liabilities:
     Restricted cash                                                                    (50 )          (202 )
     Accounts receivable, net                                                          (423 )           131
     Prepaid expenses and other assets                                                   37              15
     Accounts payable and accrued expenses                                              288             307
     Due to affiliates                                                                  169              14
     Lessee deposits and reserve for repairs                                            (85 )           (33 )
                                                                                 ----------------
                                                                                                 -------------
       Net cash provided by operating activities                                      2,168           2,120
                                                                                 -----------------------------

 INVESTING ACTIVITIES

 Payments for purchase of equipment and capitalized improvements                     (7,181 )        (3,013 )
 Investment in and equipment purchased and placed in
     unconsolidated special-purpose entities                                             --          (6,518 )
 Distribution from unconsolidated special-purpose entities                            1,209           4,979
 Distributions from liquidation of unconsolidated special-purpose entities            7,022          10,443
 Payments of acquisition fees to affiliate                                             (322 )          (135 )
 Payments of lease negotiation fees to affiliate                                        (72 )           (30 )
 Proceeds from disposition of equipment                                                 218             217
 -------------------------------------------------------------------------------------------------------------
       Net cash provided by investing activities                                        874           5,943
 -------------------------------------------------------------------------------------------------------------

 FINANCING ACTIVITIES

 Payments due to affiliates                                                              --          (3,582 )
 Cash distribution paid to limited partners                                          (2,400 )        (2,415 )
 Cash distribution paid to General Partner                                             (126 )          (127 )
 Repurchase of limited partnership units                                                (90 )          (415 )
                                                                                 -----------------------------
       Net cash used in financing activities                                         (2,616 )        (6,539 )
                                                                                 -----------------------------

 Net increase in cash and cash equivalents                                              426           1,524
 Cash and cash equivalents at beginning of period                                       404           9,327
                                                                                                 -------------
                                                                                 ================
 Cash and cash equivalents at end of period                                      $      830      $   10,851
                                                                                 =============================

 SUPPLEMENTAL INFORMATION

 Interest paid                                                                   $       --      $       29
 =============================================================================================================






                       See accompanying notes to financial
                                  statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth & Income Fund VII (the Partnership) as of March 31, 1999 and December 31, 1998, the statements of income for the three months ended March 31, 1999 and 1998, the statements of changes in partners' capital for the period from December 31, 1997 to March 31, 1999, and the statements of cash flows for the three months ended March 31, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, on file at the Securities and Exchange Commission.

2.   Schedule of Partnership Phases

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

3.   Repurchase of Limited Partnership Units

In 1998, the Partnership agreed to repurchase approximately 60,800 limited partnership units in 1999 for an aggregate purchase price of up to $0.8 million. During the three months ended March 31, 1999, the Partnership had repurchased 7,392 limited partnership units for $0.1 million. The General Partner may repurchase additional units in the future.

4.   Cash Distributions

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three months ended March 31, 1999 and 1998, cash distributions totaled $2.5 million, respectively. None of the cash distributions to the limited partners during the three months ended March 31, 1999 and 1998 were deemed to be a return of capital.

Cash distributions related to the results from the first quarter of 1999, of $1.2 million, will be paid during the second quarter of 1999.

5.   Transactions with General Partner and Affiliates

The balance due to affiliates as of March 31, 1999 included $0.1 million due to FSI and its affiliates for management fees and $1.4 million due to affiliated unconsolidated special-purpose entities (USPEs). The balance due to affiliates as of December 31, 1998 included $0.1 million due to FSI and its affiliates for management fees and $1.2 million due to an affiliated USPE.

The Partnership's proportional share of USPE-affiliated management fees of $0.1 million was payable as of March 31, 1999 and December 31, 1998.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

5.       Transactions with General Partner and Affiliates (continued)

The Partnership's proportional share of the affiliated expenses incurred by the USPEs during 1999 and 1998 is listed in the following table (in thousands of dollars):


                                                       For the Three Months
                                                         Ended March 31,
                                                       1999           1998
                                                    ---------------------------
  Management fees                                   $     101      $     109
  Data processing and administrative
     expenses                                              34             40
  Insurance expense                                        --             12


Transportation Equipment Indemnity Company, Ltd. (TEI), an affiliate of the General Partner and currently in liquidation, will no longer provide certain marine insurance coverage as had been provided during 1998. These services will be provided by an unaffiliated third party.

The Partnership and USPEs paid FSI $0.4 million and $0.6 million for equipment acquisition and lease negotiation fees during the three months ended March 31, 1999 and 1998, respectively.

6.   Equipment

The components of owned equipment were as follows (in thousands of dollars):


                                                  March 31,        December 31,
                                                   1999                1998
                                               ----------------------------------

  Marine vessels                               $   22,212          $    22,212
  Trailers                                         17,203               17,280
  Aircraft                                         15,933               15,933
  Railcars                                          9,794               10,084
  Marine containers                                 7,273                   --
  Portable heaters                                  4,301                4,085
  Modular buildings                                    --                   88
                                               -----------         ------------
                                                   76,716               69,682
  Less accumulated depreciation                   (36,350 )            (35,000 )
                                               -----------         ------------
      Net equipment                            $   40,366          $    34,682
                                               ===========         ============


As of March 31, 1999, all owned equipment in the Partnership's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for two commuter aircraft and four railcars. As of December 31, 1998, all owned equipment in the Partnership's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for two commuter aircraft and three railcars. The net book value of the equipment off lease was $3.2 million and $3.3 million as of March 31, 1999 and December 31, 1998, respectively.

During the three months ended March 31, 1999, the Partnership purchased a portfolio of portable heaters for $0.2 million, including acquisition fees of $9,000, and marine containers for $7.3 million, including acquisition fees of $0.3 million. All acquisition fees were paid to FSI.

During the three months ended March 31, 1999, the Partnership disposed of or sold railcars, modular buildings, and trailers with an aggregate net book value of $0.2 million for $0.2 million.

During the three months ended March 31, 1998, the Partnership disposed of or sold trailers with a net book value of $0.2 million for $0.2 million.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

7.   Investments in Unconsolidated Special-Purpose Entities

The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):


                                                                                                     March 31,       December 31,
                                                                                                        1999             1998
                                                                                                    ------------------------------

                    75% interest in an entity owning marine containers                              $    7,110       $    7,426
                    50% interest in a trust owning a MD-82 Stage III commercial aircraft                 6,370            6,804
                    80% interest in an entity owning a dry bulk-carrier marine vessel                    5,129            5,209
                    24% interest in a trust owning a 767-200ER Stage III commercial aircraft             4,167            4,341
                    50% interest in a trust owning a MD-82 Stage III commercial aircraft                 3,186            3,546
                    44% interest in an entity owning a dry bulk-carrier marine vessel                    2,198            2,211
                    10% interest in an entity owning a mobile offshore drilling unit                     1,393            1,450
                    50% interest in a trust that owned four 737-200A Stage II commercial
                              aircraft                                                                     193              222
                    25% interest in a trust that owned four 737-200A Stage II commercial
                              aircraft                                                                     125              141
                    33% interest in two trusts that owned a total of three 737-200A Stage II commercial aircraft, two stage II aircraft engines, and
                              a portfolio of aircraft rotables                                              --            4,102
                    -------------------------------------------------------------------------------------------      -----------
                        Net investments                                                             $   29,871       $   35,452
                                                                                                    ===========      ===========


During the three months ended March 31, 1999, the General Partner sold the Partnership's 33% interest in two trusts that owned a total of three 737-200A Stage II commercial aircraft, two stage II aircraft engines, and a portfolio of aircraft rotables. The Partnership's interest in the trusts were sold for proceeds of $7.0 million for its net investment of $4.0 million.

8.   Operating Segments

The Partnership operates or operated in six primary operating segments: marine vessel leasing, trailer leasing, aircraft leasing, railcar leasing, marine container leasing, and portable heater leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.









                      (This space intentionally left blank)

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

8.   Operating Segments (continued)

The following tables present a summary of the operating segments (in thousands of dollars):


                                            Marine                                    Marine
                                            Vessel   Trailer    Aircraft  Railcar    Container    All
     For the quarter ended March 31, 1999  Leasing   Leasing    Leasing   Leasing    Leasing     Other<F1>   Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  1,664  $    983   $    505  $    692   $     27  $    317   $  4,188
       Interest income and other                 --        --         --        --         --        40         40
       Gain (loss) on disposition of             --         4         --       (42 )       --        24        (14 )
     equipment
                                           ------------------------------------------------------------------------
         Total revenues                       1,664       987        505       650         27       381      4,214

     COSTS AND EXPENSES
       Operations support                       645       205          5       141         --        11      1,007
       Depreciation and amortization            409       390        345       188        103       173      1,608
       Interest expense                          --        --         --        --         --       413        413
       Management fees to affiliate              83        54         25        49          1        17        229
       General and administrative expenses        8       112          8        13         --       171        312
       Provision for (recovery of) bad           --        42         --        (4 )       --        (3 )       35
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             1,145       803        383       387        104       782      3,604
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs      (173 )      --      2,700        --         --        48      2,575
                                           ------------------------------------------------------------------------
                                           ========================================================================
     Net income (loss)                     $    346  $    184   $  2,822  $    263   $    (77 )$   (353 ) $  3,185
                                           ========================================================================

     Total assets as of March 31, 1999     $ 16,737  $  8,845   $ 20,055  $  5,304   $ 14,282  $  7,967   $ 73,190
                                           ========================================================================

<F1> Includes  interest  income  and  costs  not  identifiable  to a  particular segment, such as general and administrative, interest expense, and certain operations support. Also includes lease revenues from portable heaters and modular buildings and aggregate net income (loss) from an investment in an entity owning a mobile offshore drilling unit.





                                            Marine                                   Portable
                                            Vessel   Trailer    Aircraft  Railcar     Heater     All
     For the quarter ended March 31, 1998  Leasing   Leasing    Leasing   Leasing    Leasing   Other<F2>    Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $    792  $  1,200   $    505  $    691   $     18  $     15   $  3,221
       Interest income and other                 --        --         --        --         --        53         53
       Gain on disposition of equipment          --        33         --        --         --        --         33
                                           ------------------------------------------------------------------------
         Total revenues                         792     1,233        505       691         18        68      3,307

     COSTS AND EXPENSES
       Operations support                         9       193        113       157         --        10        482
       Depreciation and amortization            491       498        634       217         88        11      1,939
       Interest expense                          --        --         --        --         --       410        410
       Management fees to affiliate              40        69         25        47          1         1        183
       General and administrative expenses       15       119         10        16         --       132        292
       Provision for (recovery of) bad           --         5         --        30         --       (16 )       19
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses               555       884        782       467         89       548      3,325
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs      (114 )      --      5,752        --         --        22      5,660
                                           ------------------------------------------------------------------------
                                           ========================================================================
     Net income (loss)                     $    123  $    349   $  5,475  $    224   $    (71 )$   (458 ) $  5,642
                                           ========================================================================

     Total assets as of March 31, 1998     $ 19,577  $ 10,809   $ 26,096  $  6,281   $  3,048  $ 14,049   $ 79,860
                                           ========================================================================



<F2> Includes  interest  income  and  costs  not  identifiable  to a  particular segment, such as general and administrative, interest expense, and certain operations support. Also includes lease revenues from modular buildings and aggregate net income (loss) from an investment in an entity owning a mobile offshore drilling unit and an investment in an entity owning marine containers.



                          PLM EQUIPMENT GROWTH FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

9.   Debt

The General Partner has entered into a short-term, joint $24.5 million credit facility (the Committed Bridge Facility) on behalf of the Partnership that is due to expire on December 14, 1999. Among the other eligible borrowers, PLM Equipment Growth Fund VI had borrowings of $3.7 million and TEC Acquisub, Inc., an indirect wholly-owned subsidiary of PLM International, Inc., had borrowings of $11.3 million under the short-term joint, $24.5 million credit facility as of March 31, 1999. No other eligible borrower had any outstanding borrowings.

The General Partner believes it will be able to renew the Committed Bridge Facility upon its expiration with similar terms as those in the current Committed Bridge Facility.

10.  Net Income Per Weighted-Average Partnership Unit

Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three months ended March 31, 1999 and 1998 was 5,331,432 and 5,359,061, respectively.

11.  Contingencies

PLM International (the Company) and various of its affiliates are named as defendants in a lawsuit filed as a purported class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). Plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who invested in certain California limited partnerships (the Funds) for which the Company's wholly-owned subsidiary, FSI, acts as the general partner, including the Partnership, PLM Equipment Growth Funds IV, V, and VI. The state court ex parte certified the action as a class action (i.e., solely upon plaintiffs' request and without the Company being given the opportunity to file an opposition). The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action against PLM Securities Corp. for breach of third party beneficiary contracts in violation of the National Association of Securities Dealers rules of fair practice. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Funds, and concealing such mismanagement from investors in the Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) based on the district court's diversity jurisdiction, following which plaintiffs filed a motion to remand the action to the state court. Removal of the action to federal court automatically nullified the state court's ex parte certification of the class. In September 1997, the district court denied plaintiffs' motion to remand the action to state court and dismissed without prejudice the individual claims of the California plaintiff, reasoning that he had been fraudulently joined as a plaintiff. In October 1997, defendants filed a motion to compel arbitration of plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each partnership, and to stay further proceedings pending the outcome of such arbitration. Notwithstanding plaintiffs' opposition, the district court granted defendants' motion in December 1997.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

11.  Contingencies (continued)

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

On July 31, 1997, defendants filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition (the petition) under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In connection with this motion, plaintiff agreed to a stay of the state court action pending the district court's decision on the petition to compel arbitration. In October 1997, the district court denied the Company's petition to compel arbitration, but in November 1997, agreed to hear the Company's motion for reconsideration of this order. The hearing on this motion has been taken off calendar and the district court has dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution. In connection with her opposition to the petition to compel arbitration, plaintiff filed an amended complaint with the state court in August 1997, alleging two new causes of action for violations of the California Securities Law of 1968 (California Corporations Code Sections 25400 and 25500) and for violation of California Civil Code Sections 1709 and 1710. Plaintiff also served certain discovery requests on defendants. Because of the stay, no response to the amended complaint or to the discovery is currently required.

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

The parties to the monetary settlement have also agreed to an equitable settlement (the equitable settlement) which provides, among other things: (a) for the extension of the operating lives of the Partnership and Funds V and VII by judicial amendment to each of their partnership agreements, such that FSI, the general partner of each such partnership, will be permitted to reinvest cash flow, surplus partnership funds or retained proceeds in additional equipment into the year 2004, and will liquidate the partnerships' equipment in 2006; (b) that FSI is entitled to earn front-end fees (including acquisition and lease negotiation fees) in excess of the compensatory limitations set forth in the North American Securities Administrators Association, Inc.'s Statement of Policy by judicial amendment to the partnership agreements for the Partnership and Funds V and VI; (c) for a one-time redemption of up to

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

11.  Contingencies (continued)

10% of the outstanding units of the Partnership and Funds V and VI at 80% of such partnership's net asset value; and (d) for the deferral of a portion of FSI's management fees. The equitable settlement also provides for payment of the equitable class attorneys' fees from partnership funds in the event that distributions paid to investors in the Partnership and Funds V and VI during the extension period reach a certain internal rate of return.

Defendants will continue to deny each of the claims and contentions and admit no liability in connection with the proposed settlements. The parties completed the documentation of the monetary and equitable settlements in April 1999. The monetary settlement remains subject to numerous conditions, including but not limited to, notice to and certification of the monetary class for purposes of the monetary settlement, and preliminary and final approval of the monetary settlement by the Alabama district court. The equitable settlement remains subject to numerous conditions, including but not limited to: (a) notice to the current unitholders in the Partnership and Funds V and VI (the equitable class) and certification of the equitable class for purposes of the equitable settlement, (b) preparation, review by the Securities and Exchange Commission
(SEC), and dissemination to the members of the equitable class of solicitation statements regarding the proposed extensions, (c) disapproval by less than 50% of the limited partners in the Partnership and Funds V and VI of the proposed amendments to the limited partnership agreements, (d) judicial approval of the proposed amendments to the limited partnership agreements, and (e) preliminary and final approval of the equitable settlement by the Alabama district court. If the district court grants preliminary approval, notices to the monetary class and equitable class will be sent following review by the SEC of the solicitation statements to be prepared in connection with the equitable settlement. The monetary settlement, if approved, will go forward regardless of whether the equitable settlement is approved or not. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

The Partnership is involved as plaintiff or defendant in various other legal actions incident to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.









                      (this space intentionally left blank)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth & Income Fund VII's (the Partnership's) Operating Results for the Three Months Ended March 31, 1999 and 1998

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment increased during the three months ended March 31, 1999, when compared to the same period of 1998. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):



                                                                            For the Three Months
                                                                               Ended March 31,
                                                                            1999             1998
                                                                         ----------------------------

  Marine vessels                                                         $  1,019         $    783
  Trailers                                                                    778            1,007
  Railcars                                                                    551              534
  Aircraft                                                                    500              392
  Portable heaters                                                            312               18
  Marine containers                                                            27               --
  Modular buildings                                                             5               15


Marine vessels: Marine vessel lease revenues and direct expenses were $1.7 million and $0.6 million, respectively, for the three months ended March 31, 1999, compared to $0.8 million and $9,000 million, respectively, during the same period of 1998. Lease revenues and direct expenses increased during the first quarter of 1999, when compared to the same period of 1998, due to a change in the lease arrangement for the Partnership's marine vessels. During the first quarter of 1998, the marine vessels were operating under bareboat charters in which the lessee pays a flat lease rate and also pays for certain operating expenses while on lease. During the first quarter of 1999, the marine vessels were operating under a lease arrangement in which the lessee pays a higher lease rate, however, the Partnership now pays for all operating expenses. The increase in marine vessel contribution was due to the increase in the lease revenues exceeding the increase in operating expenses.

Trailers: Trailer lease revenues and direct expenses were $1.0 million and $0.2 million, respectively, for the three months ended March 31, 1999, compared to $1.2 million and $0.2 million, respectively, during the same period of 1998. The decrease in trailer contribution was due to lower utilization and the sale of trailers during 1999 and 1998.

Railcars: Railcar lease revenues and direct expenses were $0.7 million and $0.1 million, respectively, for the three months ended March 31, 1999, compared to $0.7 million and $0.2 million, respectively, during the same period of 1998. The increase in railcar contribution during 1999 was due to an decrease in required repairs during 1999 when compared to the same period of 1998.

Aircraft: Aircraft lease revenues and direct expenses were $0.5 million and $5,000, respectively, for the three months ended March 31, 1999, compared to $0.5 million and $0.1 million, respectively, during the same period of 1998. The increase in aircraft contribution was due to lower repairs to the commuter aircraft that were off-lease during the three months ended March 31, 1999 and 1998.

Portable heaters: Lease revenues and direct expenses for portable heaters were $0.3 million and $0, respectively, for the three months ended March 31, 1999, compared to $18,000 and $0, respectively, during the same period of 1998. The increase in portable heater contribution was due to the purchase of additional equipment during 1999 and throughout 1998.

Marine containers: Lease revenues and direct expenses for marine containers were $27,000 and $0, respectively, for the three months ended March 31, 1999. The increase in marine containers contribution was due entirely to the purchase of equipment during March 1999.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses were $2.6 million for the three months ended March 31, 1999, a decrease from $2.8 million for the same period in 1998. Significant variances are explained as follows:

     (i) A $0.3 million decrease in depreciation and amortization expenses from 1998 levels reflects the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned. The decrease in depreciation and amortization expenses was partially offset by the purchase of portable heaters and marine containers during 1999.

     (ii) A $46,000 increase in management fees to affiliate was due to higher lease revenues earned during 1999.

(C)  Net Gain (Loss) on Disposition of Owned Equipment

The net loss on disposition of equipment for the first quarter of 1999 totaled $14,000, and resulted from the sale of a railcars, modular buildings and trailers with an aggregate net book value of $0.2 million for proceeds of $0.2 million. The net gain on disposition of equipment for the first quarter of 1998 totaled $33,000, and resulted from the sale of trailers with a net book value of $0.2 million for proceeds of $0.2 million.

(D)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities
     (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):



                                                                              For the Three Months
                                                                                 Ended March 31,
                                                                             1999              1998
                                                                           ----------------------------

  Aircraft, rotable components, and aircraft engines                       $  2,700         $  5,752
  Mobile offshore drilling unit                                                  48               22
  Marine containers                                                               0                0
  Marine vessels                                                               (173 )           (114 )
  ===================================================================================       ===========
    Equity in net income of USPEs                                          $  2,575         $  5,660
  ===================================================================================       ===========


Aircraft, rotable components, and aircraft engines: During the three months ended March 31, 1999, lease revenues of $0.9 million and the gain from the sale of the Partnership's interest in two trusts of $3.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.3 million. During the same period of 1998, lease revenues of $1.9 million and the gain from the sale of the Partnership's interest in two trusts of $5.9 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.0 million. Lease revenues decreased $1.0 million due to the sale of the Partnership's investment in two trusts containing ten commercial aircraft, the sale of the Partnership's investment in two trusts that owned a total of three 737-200A Stage II commercial aircraft, two stage II aircraft engines, and a portfolio of aircraft rotables, and a lower lease rate earned on certain equipment. The decrease in lease revenues caused by these sales was offset, in part, by the purchase of two additional trusts each containing a MD-82 commercial aircraft during 1998. The decrease in expenses of $0.7 million was primarily due to lower depreciation expense relating to the sale of the Partnership's interest in four trusts and the result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned offset, in part, by the Partnership's investment in two additional trusts during 1998.

Mobile offshore drilling unit: During the three months ended March 31, 1999 and 1998, lease revenues of $0.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.1 million. The increase in mobile offshore drilling unit contribution is due to an increase in the lease rate during 1999 and lower depreciation expense as a result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine containers: As of March 31, 1999, the Partnership owned an interest in an entity that owns marine containers. The Partnership purchased this interest during September 1998. During the first quarter of 1999, revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.3 million.

Marine vessels: During the three months ended March 31, 1999, lease revenues of $0.7 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.9 million. During the same period of 1998, lease revenues of $0.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.9 million. The decrease in marine vessel contribution was due to lower lease revenues earned on one marine vessel. The decrease was offset, in part, by lower depreciation expense as a result of the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(E)  Net Income

As a result of the foregoing, the Partnership had a net income of $3.2 million for the three months ended March 31, 1999, compared to a net income of $5.6 million during the same period of 1998. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the first quarter of 1999 is not necessarily indicative of future periods. In the first quarter of 1999, the Partnership distributed $2.4 million to the limited partners, or $0.45 per weighted-average limited partnership unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the three months ended March 31, 1999, the Partnership generated operating cash of $3.4 million (net cash provided by operating activities, plus non-liquidating distributions from USPEs) to meet its operating obligations and maintain the current level of distributions (total for three months ended March 31, 1999 of approximately $2.5 million) to the partners.

During the three months ended March 31, 1999, PLM Financial Services, Inc. (FSI or the General Partner), a wholly-owned subsidiary of PLM International, Inc., sold or disposed of Partnership owned equipment and investments in USPEs and received aggregate proceeds of $7.2 million.

The Partnership purchased a portfolio of portable heaters for $0.2 million and marine containers for $7.0 million and paid acquisition and lease negotiation fees of $0.4 million to FSI for this equipment.

As of March 31, 1999, $1.4 million in engine reserves and security deposits was due to an affiliated USPE.

The General Partner has entered into a short-term joint $24.5 million credit facility. As of April 30, 1999, TEC Acquisub, Inc., an indirect wholly-owned subsidiary of PLM International, Inc., had borrowings of $14.8 million and PLM Equipment Growth Fund VI had borrowings of $3.7 million under the short-term joint $24.5 million credit facility. No other eligible borrower had any outstanding borrowings. The General Partner believes it will be able to renew the Committed Bridge Facility upon its expiration with similar terms as those in the current Committed Bridge Facility.

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

 (IV)  ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued "Accounting for Derivative Instruments and Hedging Activities", (SFAS No. 133) which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of March 31, 1999, the General Partner is reviewing the effect this standard will have on the Partnership's financial statements.

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

The Partnership intends to use excess cash flow, if any, after payment of operating expenses, pay principal and interest on debt, and cash distributions to the partners, to acquire additional equipment during the first seven years of Partnership operations, which concludes December 31, 2001. The General Partner believes that these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the three months ended March 31, 1999, 65% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessee's. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

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



                               PLM EQUIPMENT GROWTH & INCOME FUND VII

                               By: PLM Financial Services, Inc.
                                   General Partner



Date: April 30, 1999           By: /s/ Richard K Brock
                                   -----------------------------------
                                   Richard K Brock
                                   Vice President and
                                   Corporate Controller