Form 10-Q
period 1999-06-30
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 1999-08-06
CIK 895234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ___________________
                                    FORM 10-Q




     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         FOR THE FISCAL QUARTER ENDED JUNE 30, 1999


    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM              TO


                         COMMISSION FILE NUMBER 33-55796
                             _______________________


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



       Registrant's telephone number, including area code: (415) 974-1399
                             _______________________


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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)




                                                                              June 30,              December 31,

                                                                               1999                 1998
                                                                        ------------------------------------------
Assets

Equipment held for operating lease, at cost                               $       73,782        $       69,682
Less accumulated depreciation                                                    (36,725)              (35,000 )
                                                                        ------------------------------------------
  Net equipment                                                                   37,057                34,682

Cash and cash equivalents                                                          2,297                   404
Restricted cash                                                                       --                   219
Accounts receivable, less allowance for doubtful accounts
    of $965 in 1999 and $251 in 1998                                               1,020                 1,130
Investments in unconsolidated special-purpose entities                            33,232                35,452
Deferred charges, net of accumulated amortization
    of $256 in 1999 and $215 in 1998                                                 245                   214
Prepaid expenses and other assets                                                     19                    73
                                                                        ------------------------------------------
      Total assets                                                        $       73,870        $       72,174
                                                                        ==========================================
Liabilities and partners' capital

Liabilities:
Accounts payable and accrued expenses                                     $          243        $          388
Due to affiliates                                                                    463                 1,282
Lessee deposits and reserve for repairs                                            1,190                 1,257
Notes payable                                                                     23,000                23,000
                                                                        ------------------------------------------
  Total liabilities                                                               24,896                25,927

Partners' capital:
Limited partners (5,324,319 limited partnership units as of
    June 30, 1999 and 5,334,211 as of December 31, 1998)                          48,974                46,247
General Partner                                                                       --                    --
                                                                        ------------------------------------------
  Total partners' capital                                                         48,974                46,247
                                                                        ------------------------------------------

      Total liabilities and partners' capital                             $       73,870        $       72,174
                                                                        ==========================================




                 See accompanying notes to financial statements.


                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
        (in thousands of dollars, except weighted-average unit amounts)


                                                     For the Three Months                 For the Six Months
                                                        Ended June 30,                      Ended June 30,
                                                      1999           1998                1999            1998
                                                 ------------------------------------------------------------------
REVENUES

Lease revenue                                      $   4,286       $   3,403           $   8,474        $   6,624
Interest and other income                                 20              87                  60              139
Net gain (loss) on disposition of equipment               18              (1 )                 4               33
                                                 --------------------------------------------------------------------
    Total revenues                                     4,324           3,489               8,538            6,796
                                                 --------------------------------------------------------------------

EXPENSES

Depreciation and amortization                          1,915           1,905               3,523            3,844
Repairs and maintenance                                  503             383               1,026              835
Equipment operating expense                              461              97                 853              106
Insurance expense                                         76              39                 168               61
Management fees to affiliate                             192             193                 421              376
Interest expense                                         423             422                 836              832
General and administrative expenses
      to affiliates                                      179             180                 357              351
Other general and administrative expenses                146             146                 280              267
Provision for bad debts                                  680              24                 716               42
                                                 --------------------------------------------------------------------
    Total expenses                                     4,575           3,389               8,180            6,714
                                                 --------------------------------------------------------------------

Equity in net income of unconsolidated
      special-purpose entities                         4,962           2,110               7,538            7,770
                                                 --------------------------------------------------------------------

Net income                                         $   4,711       $   2,210           $   7,896        $   7,852
                                                 ====================================================================

PARTNERS' SHARE OF NET INCOME

Limited partners                                   $   4,585       $   2,083           $   7,644        $   7,598
General Partner                                          126             127                 252              254
                                                 --------------------------------------------------------------------

Total                                              $   4,711       $   2,210           $   7,896        $   7,852
                                                 ====================================================================

Net income per weighted-average
      limited partnership unit                     $    0.86       $    0.39           $    1.43        $    1.42
                                                 ====================================================================

Cash distributions                                 $   2,523       $   2,529           $   5,049        $   5,071
                                                 ====================================================================



Cash distributions per weighted-average
      limited partnership unit                     $    0.45       $    0.45           $    0.90        $    0.90
                                                 ====================================================================



                 See accompanying notes to financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             FOR THE PERIOD FROM DECEMBER 31, 1997 TO JUNE 30, 1999
                           (in thousands of dollars)




                                                              Limited               General
                                                              Partners              Partner                Total
                                                        ------------------------------------------------------------

  Partners' capital as of December 31, 1997               $    51,062            $     --             $    51,062

Net income                                                      5,317                 507                   5,824

Repurchase of limited partnership units                          (512)                 --                    (512)

Cash distribution                                              (9,620)               (507)                (10,127)
                                                        ------------------------------------------------------------

  Partners' capital as of December 31, 1998                    46,247                  --                  46,247

Net income                                                      7,644                 252                   7,896

Repurchase of limited partnership units                          (120)                 --                    (120)

Cash distribution                                              (4,797)               (252)                 (5,049)
                                                        ------------------------------------------------------------

  Partners' capital as of June 30, 1999                   $    48,974            $     --             $    48,974
                                                        ============================================================



                 See accompanying notes to financial statements.





                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)

                                                                                       For the Six Months
                                                                                         Ended June 30,
                                                                                   1999            1998
                                                                                ----------------------------

OPERATING ACTIVITIES


Net income                                                                       $    7,896       $    7,852
Adjustments to reconcile net income
      to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                       3,523            3,844
  Net gain on disposition of equipment                                                   (4)             (33)
  Equity in net income from unconsolidated special-purpose entities                  (7,538)          (7,770)
  Changes in operating assets and liabilities:
    Restricted cash                                                                      --               (2)
    Accounts receivable, net                                                            110             (182)
    Prepaid expenses and other assets                                                    54              (30)
    Accounts payable and accrued expenses                                              (145)             (63)
    Due to affiliates                                                                   152               57
    Lessee deposits and reserve for repairs                                             (67)            (305)
                                                                               ---------------------------------
      Net cash provided by operating activities                                       3,981            3,368
                                                                               ---------------------------------

INVESTING ACTIVITIES

Payments for purchase of equipment and capitalized improvements                      (7,189)          (3,020)
Investment in and equipment purchased and placed in
    unconsolidated special-purpose entities                                          (9,439)         (14,720)
Distribution from unconsolidated special-purpose entities                             2,590            6,751
Distributions from liquidation of unconsolidated special-purpose entities            15,855           14,802
Payments of acquisition fees to affiliate                                              (322)            (135)
Payments of lease negotiation fees to affiliate                                         (72)             (30)
Proceeds from disposition of equipment                                                1,658              268
                                                                               ---------------------------------
      Net cash provided by investing activities                                       3,081            3,916
                                                                               ---------------------------------
FINANCING ACTIVITIES

Payments due to affiliates                                                               --           (3,582)
Cash received from affiliates                                                            --            1,511
Cash distribution paid to limited partners                                           (4,797)          (4,817)
Cash distribution paid to General Partner                                              (252)            (254)
Repurchase of limited partnership units                                                (120)            (513)
                                                                               ---------------------------------
      Net cash used in financing activities                                          (5,169)          (7,655)
                                                                               ---------------------------------

Net increase (decrease) in cash and cash equivalents                                  1,893             (371)
Cash and cash equivalents at beginning of period                                        404            9,327
                                                                               ---------------------------------

Cash and cash equivalents at end of period                                       $    2,297       $    8,956
                                                                               =================================

SUPPLEMENTAL INFORMATION

Interest paid                                                                    $      836       $      869
                                                                               =================================



                 See accompanying notes to financial statements.



                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth & Income Fund VII (the Partnership) as of June 30, 1999 and December 31, 1998, the statements of income for the three and six months ended June 30, 1999 and 1998, the statements of changes in partners' capital for the period from December 31, 1997 to June 30, 1999, and the statements of cash flows for the six months ended June 30, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, on file at the Securities and Exchange Commission.

2.   Schedule of Partnership Phases

The Partnership is currently operating within the first six years of operation in which the General Partner intends to reinvest a portion of cash flow and net disposition proceeds in additional equipment. Beginning in the Partnership's seventh year of operations, which commences on January 1, 2002, the General Partner will stop reinvesting excess cash, if any, which, less reasonable reserves, will be distributed to the partners. Beginning in the Partnership's ninth year of operations, which commences on January 1, 2004, the General Partner intends to begin an orderly liquidation of the Partnership's assets. The General Partner anticipates that the liquidation of the assets will be completed by the end of the Partnership's tenth year of operations. The Partnership will terminate on December 31, 2013, unless terminated earlier upon sale of all equipment or by certain other events.

3.   Repurchase of Limited Partnership Units

In 1998, the Partnership agreed to repurchase approximately 60,800 limited partnership units in 1999 for an aggregate purchase price of up to $0.8 million. During the six months ended June 30, 1999, the Partnership had repurchased 9,892 limited partnership units for $0.1 million. The General Partner may repurchase additional units in the future.

4.   Cash Distributions

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For each of the three months ended June 30, 1999 and 1998, cash distributions totaled $2.5 million, for the six months ended June 30, 1999 and 1998, cash distributions totaled $5.0 million and $5.1 million, respectively. None of the cash distributions to the limited partners during the six months ended June 30, 1999 and 1998 were deemed to be a return of capital.

Cash distributions related to the results from the second quarter of 1999, of $1.4 million, will be paid during the third quarter of 1999.

5.   Transactions with General Partner and Affiliates

The balance due to affiliates as of June 30, 1999 included $0.1 million due to FSI and its affiliates for management fees and $0.3 million due to affiliated unconsolidated special-purpose entities (USPEs). The balance due to affiliates as of December 31, 1998 included $0.1 million due to FSI and its affiliates for management fees and $1.2 million due to an affiliated USPE.

During the six months ended June 30, 1999, $1.0 million in engine reserves and security deposits were paid to an affiliated USPE.




                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

Transactions with General Partner and Affiliates (continued)

The Partnership's proportional share of USPE-affiliated management fees of $0.1 million was payable as of June 30, 1999 and December 31, 1998.

The Partnership's proportional share of the affiliated expenses incurred by the USPEs during 1999 and 1998 is listed in the following table (in thousands of dollars):

                                                     For the Three Months                 For the Six Months
                                                        Ended June 30,                      Ended June 30,

                                                      1999            1998                1999             1998
                                                 --------------------------------------------------------------------
Management fees                                    $    81       $     112           $     183        $     221
Data processing and administrative
   expenses                                             23              33                  57               73
Insurance expense                                       --              16                  --               29


Transportation Equipment Indemnity Company, Ltd., an affiliate of the General Partner and currently in liquidation, will no longer provide certain marine insurance coverage as had been provided during 1998. These services will be provided by an unaffiliated third party.

The Partnership and USPEs paid FSI $0.8 million and $1.0 million for equipment acquisition and lease negotiation fees during the six months ended June 30, 1999 and 1998, respectively.

6.   Equipment

The components of owned equipment were as follows (in thousands of dollars):

                                               June 30,           December 31,

                                                 1999                1998
                                            ------------------------------------

     Marine vessels                          $    22,212          $    22,212
     Trailers                                     17,106               17,280
     Aircraft                                     13,112               15,933
     Railcars                                      9,778               10,084
     Marine containers                             7,273                   --
     Portable heaters                              4,301                4,085
     Modular buildings                                --                   88
                                              -------------       --------------
                                                  73,782               69,682
     Less accumulated depreciation               (36,725)             (35,000)
                                             --------------       --------------
         Net equipment                       $    37,057          $    34,682
                                              =============       ==============

As of June 30, 1999, all owned equipment in the Partnership's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for two commuter aircraft and six railcars. As of December 31, 1998, all owned equipment in the Partnership's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for two commuter aircraft and three railcars. The net book value of the equipment off lease was $3.0 million and $3.3 million as of June 30, 1999 and December 31, 1998, respectively.

During the six months ended June 30, 1999, the Partnership purchased a portfolio of portable heaters for $0.2 million, including acquisition fees of $9,000, and marine containers for $7.3 million, including acquisition fees of $0.3 million. All acquisition fees were paid to FSI.

During the six months ended June 30, 1999, the Partnership disposed of or sold commercial aircraft, railcars, modular buildings, and trailers with an aggregate net book value of $1.7 million for $1.7 million.



                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

6.   Equipment (continued)

During the six months ended June 30, 1998, the Partnership disposed of or sold trailers and a railcar with an aggregate net book value of $0.2 million for $0.3 million.

7.   Investments in Unconsolidated Special-Purpose Entities

The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                                        June 30,       December 31,
                                                                                          1999             1998
                                                                                     ---------------------------------

      38% interest in a trust owning a Boeing 737-300 Stage III commercial
                aircraft                                                               $    8,726         $       --
      75% interest in an entity owning marine containers                                    7,263              7,426
      50% interest in a trust owning a MD-82 Stage III commercial aircraft                  5,935              6,804
      80% interest in an entity owning a dry bulk-carrier marine vessel                     4,721              5,209
      50% interest in a trust owning a MD-82 Stage III commercial aircraft                  2,732              3,546
      44% interest in an entity owning a dry bulk-carrier marine vessel                     2,122              2,211
      10% interest in an entity owning a mobile offshore drilling unit                      1,332              1,450
      50% interest in a trust that owned four 737-200A Stage II commercial
                aircraft                                                                      172                222
      24% interest in a trust that owned a 767-200ER Stage III commercial
                aircraft                                                                      119              4,341
      25% interest in a trust that owned four 737-200A Stage II commercial
                aircraft                                                                      110                141
      33% interest in two trusts that owned a total of three 737-200A Stage II commercial aircraft, two stage II aircraft engines, and
                a portfolio of aircraft rotables                                               --              4,102
                                                                                     --------------------------------
          Net investments                                                              $   33,232         $   35,452
                                                                                     =============      =============

As of June 30, 1999, all jointly-owned equipment in the Partnership's USPE portfolio was on lease except for a commercial aircraft with a net book value of $8.5 million. As of December 31, 1998, all jointly-owned equipment in the Partnership's USPE portfolio was on lease.

During the six months ended June 30, 1999, the General Partner sold the Partnership's 33% interest in two trusts that owned a total of three 737-200A Stage II commercial aircraft, two stage II aircraft engines, and a portfolio of aircraft rotables. The Partnership's interest in the trusts were sold for proceeds of $7.0 million for its net investment of $4.0 million. The General Partner also sold the Partnership's 24% interest in a 767-200ER Stage III commercial aircraft. The Partnership's interest in this trust was sold for proceeds of $9.6 million which includes $0.7 million of unused engine reserves for its net investment of $3.8 million.

During the six months ended June 30, 1999, the Partnership purchased an interest in a trust owning a Boeing 737-300 Stage III commercial aircraft for $9.0 million and increased its investment in a trust owning marine containers by $0.5 million including acquisition fees of $0.4 million that were paid to FSI for the purchase of these investments. The remaining interest in these trusts were purchased by an affiliated program.

8.   Operating Segments

The Partnership operates or operated in six primary operating segments: marine vessel leasing, trailer leasing, aircraft leasing, railcar leasing, marine container leasing, and portable heater leasing. Each



                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

8.   Operating Segments (continued)

equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The following tables present a summary of the operating segments (in thousands of dollars):

                                         Marine                                      Marine
                                         Vessel     Trailer   Aircraft    Railcar   Container
For the quarter ended June 30, 1999      Leasing    Leasing    Leasing    Leasing    Leasing    All Other<F1>1 Total


REVENUES
  Lease revenue                       $   1,440  $   1,050  $      469  $     648  $     373   $     306   $    4,286
  Interest income and other                  --         --          --         --         --          20           20
  Gain on disposition of equipment           --          4           2         12         --          --           18
    Total revenues                        1,440      1,054         471        660        373         326        4,324

COSTS AND EXPENSES
  Operations support                        624        247           5        153         --          11        1,040
  Depreciation and amortization             409        400         345        184        410         167        1,915
  Interest expense                           --         --          --         --         --         423          423
  Management fees to affiliate               72         54          20         46         19         (19)         192
  General and administrative expenses        21        141          12         14         --         137          325
  Provision for (recovery of) bad debts      --         52          --         (5)        --         633          680
                                      -------------------------------------------------------------------------------
    Total costs and expenses              1,126        894         382        392        429       1,352        4,575
                                      -------------------------------------------------------------------------------
Equity in net income (loss) of USPEs       (210)        --       5,124         --         (2 )        50        4,962
                                      -------------------------------------------------------------------------------
Net income (loss)                     $     104  $     160  $    5,213  $     268  $     (58 ) $    (976)  $    4,711
                                      ===============================================================================

Total assets as of June 30, 1999      $  15,999  $   8,583  $   22,593  $   5,113  $  14,031   $   7,551   $   73,870
                                      ===============================================================================


                                         Marine
                                         Vessel     Trailer   Aircraft    Railcar
For the quarter ended June 30, 1998      Leasing    Leasing    Leasing    Leasing   All Other<F1>1 Total


REVENUES
                                                  C>
  Lease revenue                           $  795  $   1,170  $      505  $     691  $     242   $   3,403
  Interest income and other                   --         --          --         --         87          87
  Gain (loss) on disposition of equipment     --        (10)         --          9         --          (1)
    Total revenues                           795      1,160         505        700        329       3,489

COSTS AND EXPENSES
  Operations support                         130        211           6        161         11         519
  Depreciation and amortization              491        483         572        217        142       1,905
  Interest expense                            --         --           4         --        418         422
  Management fees to affiliate                39         67          25         50         12         193
  General and administrative expenses         15        130          31         16        134         326
  Provision for (recovery of) bad debts       --         44           2        (28)         6          24
                                         --------------------------------------------------------------------
    Total costs and expenses                 675        935         640        416        723       3,389
                                         --------------------------------------------------------------------
Equity in net income (loss) of USPEs         132)        --       2,228         --         14       2,110
                                         --------------------------------------------------------------------
Net income (loss)                        $   (12) $     225  $    2,093  $     284  $    (380)  $   2,210
                                         ====================================================================

Total assets as of June 30, 1998         $  19,045  $  10,490  $   29,987  $ 6,063  $  14,770   $  80,355
                                         ====================================================================



<F1> 1 Includes  interest  income  and costs not  identifiable  to a  particular segment, such as general and administrative, interest expense, and certain operations support. Also includes lease revenues and expenses such as operations support, depreciation and amortization, management fees, general and administrative expenses from portable heaters and modular buildings and aggregate net income (loss) from an investment in an entity owning a mobile offshore drilling unit.




                          PLM EQUIPMENT GROWTH FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

8.   Operating Segments (continued)

                                          Marine                                      Marine
For the six months ended                  Vessel     Trailer   Aircraft    Railcar   Container
      June 30, 1999                       Leasing    Leasing    Leasing    Leasing    Leasing    All Other<F1>1 Total


REVENUES
  Lease revenue                          $  3,104  $   2,032  $      974  $   1,340  $     400   $     624    $   8,474
  Interest income and other                    --         --          --         --         --          60           60
  Gain (loss) on disposition of equipment      --          8           2        (30)        --          24            4
    Total revenues                          3,104      2,040         976      1,310        400         708        8,538

COSTS AND EXPENSES
  Operations support                        1,269        452          10        293         --          23        2,047
  Depreciation and amortization               818        790         690        372        513         340        3,523
  Interest expense                             --         --          --         --         --         836          836
  Management fees to affiliate                155        108          45         95         20          (2)         421
  General and administrative expenses          29        254          20         28         --         306          637
  Provision for (recovery of) bad debts        --         94          --         (9)        --         631          716
    Total costs and expenses                2,271      1,698         765        779        533       2,134        8,180
Equity in net income (loss) of USPEs         (383)        --       7,824         --         (1 )        98        7,538
Net income (loss)                       $     450  $     342  $    8,035  $     531  $    (134 ) $  (1,328)   $   7,896
                                        ===============================================================================

Total assets as of June 30, 1999        $  15,999  $   8,583  $   22,593  $   5,113  $  14,031   $   7,551    $  73,870
                                        ===============================================================================

                                         Marine
For the six months ended                 Vessel     Trailer   Aircraft    Railcar
      June 30, 1998                      Leasing    Leasing    Leasing    Leasing   All Other<F1>1    Total


Revenues
  Lease revenue                         $   1,587  $   2,370  $    1,011  $   1,381  $     275   $   6,624
  Interest income and other                    --         --          --         --        139         139
  Gain on disposition of equipment             --         24          --          9         --          33
    Total revenues                          1,587      2,394       1,011      1,390        414       6,796

Costs and expenses
  Operations support                          139        404         119        318         22       1,002
  Depreciation and amortization               982        981       1,206        435        240       3,844
  Interest expense                             --         --           4         --        828         832
  Management fees to affiliate                 79        135          50         97         15         376
  General and administrative expenses          30        249          41         32        266         618
  Provision for (recovery of) bad debts        --         49           2          2        (11 )        42
    Total costs and expenses                1,230      1,818       1,422        884      1,360       6,714
Equity in net income (loss) of USPEs         (247)        --       7,980         --         37       7,770
Net income (loss)                       $     110  $     576  $    7,569  $     506  $    (909 ) $   7,852
                                       ====================================================================

Total assets as of June 30, 1998        $  19,045  $  10,490  $   29,987  $   6,063  $  14,770   $  80,355
                                       ====================================================================


<F1> 1 Includes  interest  income  and costs not  identifiable  to a  particular segment, such as general and administrative, interest expense, and certain operations support. Also includes lease revenues and expenses such as operations support, depreciation and amortization, management fees, general and administrative expenses from portable heaters and modular buildings and aggregate net income (loss) from an investment in an entity owning a mobile offshore drilling unit.




                          PLM EQUIPMENT GROWTH FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

9.   Debt

The General Partner has entered into a short-term, joint $24.5 million credit facility (the Committed Bridge Facility) on behalf of the Partnership that is due to expire on December 14, 1999. Among the other eligible borrowers, TEC Acquisub, Inc., an indirect wholly-owned subsidiary of PLM International, Inc., had borrowings of $10.4 million under the short-term joint, $24.5 million credit facility as of June 30, 1999. No other eligible borrower had any outstanding borrowings.

The General Partner believes it will be able to renew the Committed Bridge Facility upon its expiration with similar terms as those in the current Committed Bridge Facility.

10.  Net Income Per Weighted-Average Partnership Unit

Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and six months ended June 30, 1999 was 5,326,080 and 5,328,374, respectively. The weighted-average number of Partnership units deemed outstanding during the three and six months ended June 30, 1998 was 5,339,379 and 5,348,627, respectively.

11.  Contingencies

PLM International (the Company) and various of its wholly-owned subsidiaries are named as defendants in a lawsuit filed as a purported class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). Plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who invested in certain California limited partnerships for which the Company's wholly-owned subsidiary, PLM Financial Services, Inc. (FSI), acts as the general partner, including PLM Equipment Growth Fund IV (Fund IV), PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI (Fund VI), and PLM Equipment Growth & Income Fund VII (Fund VII) (the Funds). The state court ex parte certified the action as a class action (i.e., solely upon plaintiffs' request and without the Company being given the opportunity to file an opposition). The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action against PLM Securities Corp. for breach of third party beneficiary contracts in violation of the National Association of Securities Dealers rules of fair practice. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Funds, and concealing such mismanagement from investors in the Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) (the court) based on the court's diversity jurisdiction, following which plaintiffs filed a motion to remand the action to the state court. Removal of the action automatically nullified the state court's ex parte certification of the class. In September 1997, the court denied plaintiffs' motion to remand the action to state court and dismissed without prejudice the individual claims of the California plaintiff, reasoning that he had been fraudulently joined as a plaintiff. In October 1997, defendants filed a motion to compel arbitration of plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Fund, and to stay further proceedings pending the outcome of such arbitration. Notwithstanding plaintiffs' opposition, the court granted defendants' motion in December 1997.


                          PLM EQUIPMENT GROWTH FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

                         11. Contingencies (continued)

Following various unsuccessful requests that the court reverse, or otherwise certify for appeal, its order denying plaintiffs' motion to remand the case to state court and dismissing the California plaintiff's claims, plaintiffs filed with the U.S. Court of Appeals for the Eleventh Circuit a petition for a writ of mandamus seeking to reverse the court's order. The Eleventh Circuit denied plaintiffs' petition in November 1997, and further denied plaintiffs subsequent motion in the Eleventh Circuit for a rehearing on this issue. Plaintiffs also appealed the court's order granting defendants' motion to compel arbitration, but in June 1998 voluntarily dismissed their appeal pending settlement of the Koch action, as discussed below.

On June 5, 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The plaintiff is an investor in Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in certain California limited partnerships for which FSI acts as the general partner, including the Funds. The complaint alleges the same facts and the same nine causes of action as in the Koch action, plus five additional causes of action against all of the defendants, as follows: violations of California Business and Professions Code Sections 17200, et seq. for alleged unfair and deceptive practices, constructive fraud, unjust enrichment, violations of California Corporations Code Section 1507, and a claim for treble damages under California Civil Code Section 3345.

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

In May 1998, all parties to the Koch and Romei actions entered into a memorandum of understanding related to the settlement of those actions (the monetary settlement), following which the parties agreed to an additional equitable settlement (the equitable settlement). The terms of the monetary settlement and the equitable settlement are contained in a Stipulation of Settlement that was filed with the court on February 12, 1999. On June 14, 1999, the parties amended the stipulation and revised certain exhibits, and requested that the court set a preliminary approval hearing on the monetary settlement and equitable settlement.

The monetary settlement provides for stipulating to a class for settlement purposes, and a settlement and release of all claims against defendants and third party brokers in exchange for payment for the benefit of the class of up to $6.0 million. The final settlement amount will depend on the number of claims filed by authorized claimants who are members of the class, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the court. The Company will pay up to $0.3 million of the monetary settlement, with the remainder being funded by an insurance policy. The equitable settlement provides, among other things: (a) for the extension of the operating lives of Funds V, VI, and VII by judicial amendment to each of their partnership agreements, such that FSI, the general partner of each such partnership, be permitted to reinvest cash flow, surplus partnership funds, or retained proceeds in additional equipment into the year 2004, and will liquidate the Funds' equipment in 2006; (b) that FSI is entitled to earn front-end fees (including acquisition and lease

                          PLM EQUIPMENT GROWTH FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

11.  Contingencies (continued)

negotiation fees) up to 20% in excess of the compensatory limitations set forth in the North American Securities Administrators Association, Inc. Statement of Policy by judicial amendment to the partnership agreements for Funds V, VI, and VII; (c) for a one-time repurchase of up to 10% of the outstanding units of Funds V, VI, and VII by the respective partnership at 80% of such partnership's net asset value; and (d) for the deferral of a portion of FSI's management fees until such time as certain performance thresholds have, if ever, been met by the Funds. The equitable settlement also provides for payment of the equitable class attorneys' fees from partnership funds in the event, if ever, that distributions paid to investors in Funds V, VI, and VII during the extension period reach a certain internal rate of return. Defendants will continue to deny each of the claims and contentions and admit no liability in connection with the monetary and equitable settlements.

The preliminary approval hearing was set for and occurred on June 25, 1999. On June 29, 1999, the court entered orders, among other things, granting preliminary approval of the monetary and equitable settlements, conditionally certifying the monetary and equitable settlement classes, providing for a final fairness hearing on November 16, 1999, approving the form and content of the notices to be sent to the monetary class and the equitable class, and staying all claims, counterclaims, and crossclaims by the monetary and equitable classes against defendants pending the court's consideration of the fairness of the monetary and equitable settlements at the final fairness hearing. The monetary settlement class (the monetary class) consists of all investors, limited partners, assignees, or unit holders who purchased or received by way of transfer or assignment any units in the Funds between May 23, 1989 and June 29, 1999. The equitable settlement class (the equitable class) consists of all investors, limited partners, assignees or unit holders who on June 29, 1999 held any units in Funds V, VI, and VII, and their assigns and successors in interest. On June 29, 1999 the court also entered an order preliminarily approving as to form and substance the form of solicitation statement that is to be distributed to limited partners of Funds V, VI, and VII in connection with the equitable settlement, following clearance by and with such changes necessary to comply with the comments, if any, of the Securities and Exchange Commission (SEC) in its review and clearance procedures. The monetary and equitable class notices will be sent to the monetary and equitable classes, respectively, following clearance by the SEC of the solicitation statement.

The monetary settlement remains subject to certain conditions, including but not limited to notice to the monetary class for purposes of the monetary settlement and final approval of the monetary settlement by the court following a final fairness hearing. The equitable settlement remains subject to numerous conditions, including but not limited to: (a) notice to the equitable class, (b) review and clearance by the SEC, and dissemination to the members of the equitable class, of solicitation statements regarding the proposed extensions,
(c) disapproval by less than 50% of the limited partners in Funds V, VI, and VII of the proposed amendments to the limited partnership agreements, (d) judicial approval of the proposed amendments to the limited partnership agreements, and
(e) final approval of the equitable settlement by the court following a final fairness hearing. The monetary settlement, if approved, will go forward regardless of whether the equitable settlement is approved or not. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

The Partnership is involved as plaintiff or defendant in various other legal actions incident to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)      RESULTS OF OPERATIONS

COMPARISON OF PLM EQUIPMENT GROWTH & INCOME FUND VII'S (THE PARTNERSHIP'S) OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

(A)      Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment increased during the three months ended June 30, 1999, when compared to the same period of 1998. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                      For the Three Months
                                                          Ended June 30,
                                                      1999              1998
                                                    ---------------------------

     Marine vessels                                 $   816           $   665
     Trailers                                           803               959
     Railcars                                           495               529
     Aircraft                                           464               499
     Marine containers                                  373                --
     Portable heaters                                   301               231
     Modular buildings                                    5                11


Marine vessels: Marine vessel lease revenues and direct expenses were $1.4 million and $0.6 million, respectively, for the three months ended June 30, 1999, compared to $0.8 million and $0.1 million, respectively, during the same period of 1998. Lease revenues and direct expenses increased during the second quarter of 1999, when compared to the same period of 1998, due to a change in the lease arrangement for the Partnership's marine vessels. During the second quarter of 1998, the marine vessels were operating under bareboat charters in which the lessee pays a flat lease rate and also pays for certain operating expenses while on lease. During the second quarter of 1999, the marine vessels were operating under a lease arrangement in which the lessee pays a higher lease rate, however, the Partnership now pays for all operating expenses. The increase in marine vessel contribution was due to the increase in the lease revenues due to this new lease arrangement exceeding the increase in operating expenses.

Trailers: Trailer lease revenues and direct expenses were $1.0 million and $0.2 million, respectively, for the three months ended June 30, 1999, compared to $1.2 million and $0.2 million, respectively, during the same period of 1998. The decrease in trailer contribution was due to primarily to lower utilization of the over-the-road dry trailers during the three months ended June 30, 1999 when compared to the same period of 1998.

Railcars: Railcar lease revenues and direct expenses were $0.6 million and $0.2 million, respectively, for the three months ended June 30, 1999, compared to $0.7 million and $0.2 million, respectively, during the same period of 1998. The small decrease in railcar contribution during 1999 was due to sale of railcar equipment during 1999. These railcars were on lease during the three months ended June 30, 1998 when compared to the same period of 1999.

Aircraft: Aircraft lease revenues and direct expenses were $0.5 million and $5,000, respectively, for the three months ended June 30, 1999, compared to $0.5 million and $6,000, respectively, during the same period of 1998. The decrease in aircraft contribution was due to lower lease revenues of $36,000 earned on one of the three commercial aircraft that was sold during June 1999.

Marine containers: Lease revenues and direct expenses for marine containers were $0.4 million and $0, respectively, for the three months ended June 30, 1999. The increase in marine containers contribution was due to the purchase of this equipment during March 1999.

Portable heaters: Lease revenues and direct expenses for portable heaters were $0.3 million and $0, respectively, for the three months ended June 30, 1999, compared to $0.2 million and $0, respectively, during the same period of 1998. The increase in portable heater contribution was due to the purchase of additional equipment during 1999 and throughout 1998.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.5 million for the three months ended June 30, 1999 increased from $2.9 million for the same period in 1998. The increase was due primarily to an increase of $0.7 million in the provision for bad debts based on the General Partner's evaluation of the collectability of receivables due, primarily, from certain lessees that are currently leasing portable heaters.

(C) Net Gain (Loss) on Disposition of Owned Equipment

The net gain on disposition of equipment for the second quarter of 1999 totaled $18,000, and resulted from the sale of a railcar, commercial aircraft, and trailers with an aggregate net book value of $1.4 million for proceeds of $1.4 million. The net loss on disposition of equipment for the second quarter of 1998 totaled $1,000, and resulted from the sale of trailers and a railcar with an aggregate net book value of $47,000 for proceeds of $46,000.

(D)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
(USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                                         For the Three Months
                                                                            Ended June 30,
                                                                        1999             1998
                                                                      ---------------------------

     Aircraft, rotable components, and aircraft engines                   $ 5,124    $  2,228
     Mobile offshore drilling unit                                             50          14
     Marine containers                                                         (2)         --
     Marine vessels                                                          (210)       (132)
                                                                      ------------   ------------
          Equity in net income of USPEs                                   $ 4,962    $  2,110
                                                                      ============   ============

Aircraft, rotable components, and aircraft engines: During the three months ended June 30, 1999, lease revenues of $0.6 million and the gain from the sale of the Partnership's interest in a trust of $5.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.3 million. During the same period of 1998, lease revenues of $1.4 million and the gain from the sale of the Partnership's interest in a trust of $2.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.0 million. Lease revenues decreased $0.9 million due to the sale of the Partnership's investment in a trust owning a 767-200ER commercial aircraft, the sale of the Partnership's investment in two trusts containing ten commercial aircraft, the sale of the Partnership's investment in two trusts that owned a total of three 737-200A Stage II commercial aircraft, two stage II aircraft engines, and a portfolio of aircraft rotables. The decrease in lease revenues caused by these sales was offset, in part, by $0.1 million in additional lease revenues from the purchase of a trust owning MD-82 commercial aircraft during May 1998. The Partnership's purchase of an interest in a trust owning a Boeing 737 during 1999 did not generate any lease revenues since it was off-lease. The decrease in expenses of $0.7 million was primarily due to lower depreciation expense of $0.5 million relating to the sale of the Partnership's interest in five trusts and $0.5 million as the result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned offset, in part, by $0.2 million from the Partnership's investment in an additional trust during 1999.

Mobile offshore drilling unit: During the three months ended June 30, 1999 and 1998, lease revenues of $0.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.1 million. The increase in mobile offshore drilling unit contribution is primarily due to an increase in lease revenue of $17,000 due to increased lease rates during 1999 and lower depreciation expense of $14,000 as a result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine containers: As of June 30, 1999, the Partnership owned an interest in an entity owning marine containers. The Partnership purchased this interest during September 1998. During the second quarter of 1999, revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.3 million.

Marine vessels: During the three months ended June 30, 1999, lease revenues of $0.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.8 million. During the same period of 1998, lease revenues of $0.9 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.1 million. The decrease in marine vessel lease revenues of $0.3 million was due to lower lease rates earned on the marine vessels. The decrease was offset, in part, by lower operating expenses of $0.1 million and lower depreciation expense of $0.1 million as a result of the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(E) Net Income

As a result of the foregoing, the Partnership had net income of $4.7 million for the three months ended June 30, 1999, compared to net income of $2.2 million during the same period of 1998. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the second quarter of 1999 is not necessarily indicative of future periods. In the second quarter of 1999, the Partnership distributed $2.4 million to the limited partners, or $0.45 per weighted-average limited partnership unit.

COMPARISON OF THE PARTNERSHIP'S OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment increased during the six months ended June 30, 1999, when compared to the same period of 1998. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):
                                                         For the Six Months
                                                          Ended June 30,
                                                      1999              1998
                                                  ------------------------------

     Marine vessels                                  $ 1,835           $ 1,448
     Trailers                                          1,580             1,966
     Rail equipment                                    1,047             1,063
     Aircraft                                            964               892
     Portable heaters                                    614               249
     Marine containers                                   400                --
     Modular buildings                                    10                26


Marine vessels: Marine vessel lease revenues and direct expenses were $3.1 million and $1.3 million, respectively, for the six months ended June 30, 1999, compared to $1.6 million and $0.1 million, respectively, during the same period of 1998. During the six months ended June 30, 1998, the marine vessels were operating under bareboat charters in which the lessee pays a flat lease rate and also pays for certain operating expenses while on lease. During the six months ended June 30, 1999, the marine vessels were operating under a lease arrangement in which the lessee pays a higher lease rate, however, the Partnership now pays for all operating expenses. The increase in marine vessel contribution was due to the increase in the lease revenues due to this new lease arrangement exceeding the increase in operating expenses.

Trailers: Trailer lease revenues and direct expenses were $2.0 million and $0.5 million, respectively, for the six months ended June 30, 1999, compared to $2.4 million and $0.4 million, respectively, during the same period of 1998. The decrease in trailer contribution of was primarily due to lower utilization revenues earned on the Partnership's over-the-road dry trailers.

Rail equipment: Rail equipment lease revenues and direct expenses were $1.3 million and $0.3 million, respectively, for the six months ended June 30, 1999, compared to $1.4 million and $0.3 million, respectively, during the same period of 1998. The decrease in rail equipment contribution was due to the sale of railcars during the first quarter of 1999.

Aircraft: Aircraft lease revenues and direct expenses were $1.0 million and $10,000, respectively, for the six months ended June 30, 1999, compared to $1.0 million and $0.1 million, respectively, during the same period of 1998. The increase in aircraft contribution was due to lower repairs of $0.1 million needed to the commuter aircraft during 1999 when compared to the same period of 1998. In addition, aircraft lease revenues were $37,000 lower caused by the sale of three commercial aircraft during June 1999.

Portable heaters: Portable heaters lease revenues and direct expenses were $0.6 million and $0, respectively, for the six months ended June 30, 1999, compared to $0.2 million and $0, respectively, during the same period of 1998. The increase in portable heater contribution was due to the purchase of additional equipment during the latter half of 1998 and the first quarter of 1999.

Marine containers: Lease revenues and direct expenses for marine containers were $0.4 million and $0, respectively, for the six months ended June 30, 1999. The increase in marine containers contribution was due to the purchase of this equipment during March 1999.

Modular buildings: Modular building lease revenues and direct expenses were $10,000 and $0, respectively, for the six months ended June 30, 1999, compared to $26,000 and $0, respectively, during the same period of 1998. The primary reason for the decrease in lease revenues and direct expenses was the sale of virtually all of this equipment during 1998.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $6.1 million for the six months ended June 30, 1999, increased from $5.7 million for the same period in 1998. Significant variances are explained as follows:

     (i) A $0.7 million increase due to the increase in the provision for bad debts based on the General Partner's evaluation of the collectability of receivables due, primarily, from certain lessees that are currently leasing portable heaters.

     (ii) A $0.3 million decrease in depreciation and amortization expenses from 1998 levels reflects the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(C) Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the six months ended June 30, 1999 totaled $4,000, and resulted from the sale of commercial aircraft, trailers, modular buildings, and railcars with an aggregate net book value of $1.7 million for proceeds of $1.7 million. The net gain on disposition of equipment for the six months ended June 30, 1998 totaled $33,000, and resulted from the sale of trailers and a railcar with an aggregate net book value of $0.2 million for $0.3 million.


(D) Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                                              For the Six Months
                                                                                Ended June 30,
                                                                            1999             1998
                                                                        ------------------------------

     Aircraft, rotable components, and aircraft engines                 $ 7,824          $  7,980
     Mobile offshore drilling unit                                           98                37
     Marine containers                                                       (1)               --
     Marine vessels                                                        (383)             (247)
                                                                     ---------------     -------------
     Equity in net income of USPEs                                      $ 7,538          $  7,770
                                                                     ===============     =============

Aircraft, rotable components, and aircraft engines: During the six months ended June 30, 1999, lease revenues of $1.5 million and the gain from the sale of the Partnership's interest in three trusts of $8.9 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.6 million. During the same period of 1998, lease revenues of $3.3 million and the gain from the sale of the Partnership's interest in two trusts of $8.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $4.1 million. Lease revenues decreased $2.1 million due to the sale of the Partnership's investment in five trusts during 1999 and 1998. The decrease in lease revenues caused by these sales was partially offset by $0.3 million as a result of the Partnership's investment in an additional trust during May 1998. The Partnership's investment in an additional trust during June 1999 did not generate any lease revenues since it was off-lease. The decrease in depreciation expense, direct expenses, and administrative expenses of $1.5 million was due primarily lower depreciation expense resulting from the Partnership's sale of its investment in five trusts during 1999 and 1998 partially offset, by the Partnership's investment in an additional trust during 1999.

Mobile offshore drilling unit: During the six months ended June 30, 1999, lease revenues of $0.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.1 million. During the same period of 1998, lease revenues of $0.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million. The increase in the contribution from this equipment was the result of an increase in the monthly lease rate and lower depreciation expense caused by the double-declining balance method of depreciation.

Marine containers: As of June 30, 1999, the Partnership owned an interest in an entity owning marine containers. The Partnership purchased this interest during September 1998. During the six months ended June 30, 1999, revenues of $0.7 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.7 million.

Marine vessels: During the six months ended June 30, 1999, lease revenues of $1.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.7 million. During the same period of 1998, lease revenues of $1.7 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.0 million. Marine vessel lease revenues decreased during the six months ended June 30, 1999, due to a lower lease rate earned on the marine vessels. The decrease in depreciation expense, direct expenses, and administrative expenses was due primarily to lower depreciation expense caused by the double-declining balance method of depreciation and lower direct expenses.

(E) Net Income

As a result of the foregoing, the Partnership's net income for the six months ended June 30, 1999 and 1998 was $7.9 million. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the six months ended June 30, 1999 is not necessarily indicative of future periods. In the six months ended June 30, 1999, the Partnership distributed $4.8 million to the limited partners, or $0.90 per weighted-average limited partnership unit.


(II) FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the six months ended June 30, 1999, the Partnership generated operating cash of $6.6 million (net cash provided by operating activities, plus non-liquidating distributions from USPEs) to meet its operating obligations and maintain the current level of distributions (total for six months ended June 30, 1999 of approximately $5.0 million) to the partners.

During the six months ended June 30, 1999, the Partnership sold or disposed owned equipment and investments in USPEs and received aggregate proceeds of $18.4 million which include $0.7 million of unused engine reserves.

The Partnership purchased a portfolio of portable heaters for $0.2 million, and marine containers for $7.0 million and paid acquisition and lease negotiation fees of $0.4 million to PLM Financial Services, Inc. (FSI or the General Partner), a wholly-owned subsidiary of PLM International, Inc., for this equipment. The Partnership also purchased an investment in a trust owning a Boeing 737 Stage III commercial aircraft for $8.6 million, increased its investment in a trust owning marine containers by $0.4 million, and paid acquisition fees of $0.4 million to FSI for these investments.

Lessee deposits and reserve for repairs decreased $0.1 million during the six months ended June 30, 1999 when compared to December 31, 1998. Lessee prepaid deposits decreased $0.2 million while reserves for aircraft engine repair and marine vessel dry-docking increased $0.2 million.

During the six months ended June 30, 1999, due to affiliates decreased $1.0 million and was paid to an affiliated USPE. Of the $1.0 million returned to the USPE, $0.7 million was unused engine reserves that were added to sales proceeds, $0.2 million in security deposits were used to pay outstanding account receivables, and the remaining $33,000 was returned to the lessee.

The current lessee of all the Partnership's portable heaters has fallen in arrears of the lease payments. The General Partner had to reserve $0.6 million as a reserve for bad debt for this lessee. The General Partner is currently in negotiations with the lessee to work out a repayment schedule or plan to collect the past due amounts from the lessee.

The General Partner has entered into a short-term joint $24.5 million credit facility. As of July 30, 1999, TEC Acquisub, Inc., an indirect wholly-owned subsidiary of PLM International, Inc., had borrowings of $---- million under the short-term joint $24.5 million credit facility. No other eligible borrower had any outstanding borrowings. The General Partner believes it will be able to renew the Committed Bridge Facility upon its expiration with similar terms as those in the current Committed Bridge Facility.

(III) EFFECTS OF YEAR 2000

It is possible that the General Partner's currently installed computer systems, software products, and other business systems, or those of the Partnership's vendors, service providers, and customers, working either alone or in conjunction with other software or systems, may not accept input of, store, manipulate, and output dates on or after January 1, 2000 without error or interruption, a possibility commonly known as the "Year 2000" or "Y2K" problem. As the Partnership relies substantially on the General Partner's software systems, applications and control devices in operating and monitoring significant aspects of its business, any Year 2000 problem suffered by the General Partner could have a material adverse effect on the Partnership's business, financial condition and results of operations.

The General Partner has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its business systems in order to determine whether such systems will retain functionality after December 31, 1999. As of June 30, 1999, the General Partner has completed inventory, assessment, remediation and testing stages of its Year 2000 review of its core business information systems. Specifically, the General Partner (a) has integrated Year 2000-compliant programming code into its existing internally customized and internally developed transaction processing software systems and
(b) the General Partner's accounting and asset management software systems have been made Year 2000 compliant. In addition, numerous other software systems provided by vendors and service providers have been replaced with systems represented by the vendor or service provider to be Year 2000 functional. These systems will be fully tested September by 30, 1999 and are expected to be compliant.

As of June 30, 1999, the costs incurred and allocated to the Fund to become Year 2000 compliant have not been material and does not anticipate any additional Year 2000-compliant expenditures.

Some risks associated with the Year 2000 problem are beyond the ability of the Partnership or General Partner to control, including the extent to which third parties can address the Year 2000 problem. The General Partner is communicating with vendors, services providers, and customers in order to assess the Year 2000 readiness of such parties and the extent to which the Partnership is vulnerable to any third-party Year 2000 issues. As part of this process, vendors and service providers were ranked in terms of the relative importance of the service or product provided. All service providers and vendors who were identified as medium to high relative importance were surveyed to determine Year 2000 status. The General Partner has received satisfactory responses to Year 2000 readiness inquiries from surveyed service providers and vendors.

It is possible that certain of the Partnership's equipment lease portfolio may not be Year 2000 compliant. The General Partner has contacted equipment manufacturers of the portion of the Partnership's leased equipment portfolio identified as date sensitive to assure Year 2000 compliance or to develop remediation strategies. The Partnership does not expect that non-Year 2000 compliance of its leased equipment portfolio will have an adverse material impact on its financial statements. The General Partner has surveyed the majority of its lessees and the majority of those surveyed have responded satisfactorily to Year 2000 readiness inquiries.

There can be no assurance that the software systems of such parties will be converted or made Year 2000 compliant in a timely manner. Failure by the General Partner or such other parties to make their respective systems Year 2000 compliant could have a material adverse effect on the business, financial position, and results of operations of the Partnership. The General Partner has made and will continue an ongoing effort to recognize and evaluate potential exposure relating to third party Year 2000 noncompliance. The General Partner will implement a contingency plan if the General Partner determines that third-party noncompliance would have a material adverse effect on the Partnership's business, financial position, or results of operation.

The General Partner is currently developing a contingency plan to address the possible failure of any systems or vendors or service providers due to Year 2000 problems. For the purpose of such contingency planning, a reasonably likely worst case scenarios primarily anticipate a) an inability to access systems and data on a temporary basis resulting in possible delay in reconciliation of funds received or payment of monies owed, or b) an inability to continuously employ equipment assets due to temporary Year 2000 related failure of external infrastructure necessary to the ongoing operation of the equipment. The General Partner is evaluating whether there are additional scenarios, which have not been identified. Contingency planning will encompass strategies up to and including manual processes. The General Partner anticipates that these plans will be completed by September 30, 1999.

(IV) ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued "Accounting for Derivative Instruments and Hedging Activities", (SFAS No. 133) which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of June 30, 1999, the General Partner is reviewing the effect this standard will have on the Partnership's financial statements.

FASB Statement No. 137, "Accounting for Derivatives, Instruments, and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133," issued in June 1999, defers the effective date of Statement No. 133. Statement No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As of June 30, 1999, the General Partner is reviewing the effect SFAS No. 133 will have on the Partnership's financial statements.


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

Other factors affecting the Partnership's contribution in 1999 and beyond include:

1. The Partnership is experiencing difficulty in releasing or selling two of its commuter aircraft.

2. The decrease in demand for available marine containers has lead to declining lease rates.

3. Depressed economic conditions in Asia have led to declining freight rates through the early part of 1999 for drybulk vessels. The market has stabilized and is expected to improve over the next 2-3 years in the absence of new additional orders.

4. Railcar loading in North America have continued to be high, however a softening in the market is expected in the second half of 1999, which may lead to lower utilization and lower contribution to the Partnership.

5. The Partnership's over-the-road dry trailers are currently in transition to new PLM-affiliated short-term rental facilities specializing in this type of trailer. The movement of these trailers to a new location will cause a temporary reduction in lease revenues.

The Partnership intends to use excess cash flow, if any, after payment of operating expenses, pay principal and interest on debt, redemption payment of limited partnership units, and cash distributions to the partners, to acquire additional equipment during the first seven years of Partnership operations, which concludes December 31, 2001. The General Partner believes that these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the six months ended June 30, 1999, 59% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessee's. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.





                          PART II -- OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            None.

        (b) Reports on Form 8-K

            None.



















                      (this space intentionally left blank)





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



                                         PLM EQUIPMENT GROWTH & INCOME FUND VII

                                         By:      PLM Financial Services, Inc.
                                                  General Partner



Date: August 4, 1999                     By:      /s/ Richard K Brock
                                                 ------------------------------
                                                  Richard K Brock
                                                  Vice President and
                                                  Corporate Controller