Form 10-Q
period 1999-09-30
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 1999-10-28
CIK 895234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-Q




     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1999


     [ ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO


                         COMMISSION FILE NUMBER 0-26594
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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                             September 30,        December 31,
                                                                                1999                1998
                                                                           -----------------------------------
  ASSETS

  Equipment held for operating lease, at cost                              $       65,435       $       69,682
  Less accumulated depreciation                                                   (34,910)             (35,000)
                                                                           --------------------------------------
                                                                                   30,525               34,682
  Equipment held for sale                                                           1,802                   --
                                                                           --------------------------------------
    Net equipment                                                                  32,327               34,682

  Cash and cash equivalents                                                         6,633                  404
  Restricted cash                                                                     200                  219
  Accounts receivable, less allowance for doubtful accounts
      of $1,135 in 1999 and $251 in 1998                                              881                1,130
  Investments in unconsolidated special-purpose entities                           30,859               35,452
  Deferred charges, net of accumulated amortization
      of $275 in 1999 and $215 in 1998                                                227                  214
  Prepaid expenses and other assets                                                     5                   73
                                                                           --------------------------------------

        Total assets                                                       $       71,132       $       72,174
                                                                           ======================================

  Liabilities and partners' capital

  Liabilities:
  Accounts payable and accrued expenses                                    $          666       $          388
  Due to affiliates                                                                   510                1,282
  Lessee deposits and reserve for repairs                                           1,442                1,257
  Notes payable                                                                    23,000               23,000
                                                                           --------------------------------------
    Total liabilities                                                              25,618               25,927

  Partners' capital:
  Limited partners (5,323,819 limited partnership units as of
      September 30, 1999 and 5,334,211 as of December 31, 1998)                    45,514               46,247
  General Partner                                                                      --                   --
                                                                           --------------------------------------
    Total partners' capital                                                        45,514               46,247
                                                                           --------------------------------------

        Total liabilities and partners' capital                            $       71,132       $       72,174
                                                                           ======================================








                 See accompanying notes to financial statements.




                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)

                                                       For the Three Months               For the Nine Months
                                                       Ended September 30,                Ended September 30,
                                                       1999           1998               1999            1998
                                                    --------------------------------------------------------------
  REVENUES

  Lease revenue                                     $   3,944      $   3,800        $   12,419      $    10,424
  Interest and other income                                35            145                94             285
  Net gain on disposition of equipment                    153              3               157              35
                                                    --------------------------------------------------------------
      Total revenues                                    4,132          3,948            12,670          10,744
                                                    --------------------------------------------------------------

  EXPENSES

  Depreciation and amortization                         1,746          1,841             5,269           5,685
  Repairs and maintenance                                 969            642             1,995           1,477
  Equipment operating expense                             385            409             1,238             515
  Insurance expense                                        13            130               181             191
  Management fees to affiliate                            211            212               632             588
  Interest expense                                        427            427             1,263           1,259
  General and administrative expenses
        to affiliates                                     146            166               503             517
  Other general and administrative expenses               122            100               402             367
  Provision for (recovery of) bad debts                   182            (42)              897               1
                                                    --------------------------------------------------------------
      Total expenses                                    4,201          3,885            12,380          10,600
                                                    --------------------------------------------------------------

  Equity in net income (loss) of unconsolidated
        special-purpose entities                         (864)          (848)            6,673           6,922
                                                    --------------------------------------------------------------

  Net income (loss)                                 $    (933)    $     (785)       $    6,963      $    7,066
                                                    ==============================================================

  PARTNERS' SHARE OF NET INCOME (LOSS)

  Limited partners                                  $  (1,059)    $     (912)       $    6,585      $     6,686
  General partner                                         126            127               378              380
                                                    --------------------------------------------------------------

  Total                                             $    (933)    $     (785)       $    6,963      $     7,066
                                                    ==============================================================
  Net income (loss) per weighted-average
        limited partnership unit                    $   (0.20)    $    (0.17)       $     1.24      $      1.25
                                                    ==============================================================
  Cash distributions                                $   2,522      $   2,529        $    7,571      $     7,600
                                                    ==============================================================
  Cash distributions per weighted-average
        limited partnership unit                    $    0.45      $    0.45        $     1.35      $      1.35
                                                    ==============================================================









                 See accompanying notes to financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            ( A LIMITED PARTNERSHIP)
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL FOR
             THE PERIOD FROM DECEMBER 31, 1997 TO SEPTEMBER 30, 1999
                            (in thousands of dollars)



                                                             Limited              General
                                                             Partners             Partner               Total
                                                           -------------------------------------------------------

    Partners' capital as of December 31, 1997              $   51,062            $    --             $   51,062

  Net income                                                    5,317                507                  5,824

  Purchase of limited partnership units                          (512)                --                   (512)

  Cash distribution                                            (9,620)              (507)               (10,127)
                                                           -------------------------------------------------------

    Partners' capital as of December 31, 1998                  46,247                 --                 46,247

  Net income                                                    6,585                378                  6,963

  Purchase of limited partnership units                          (125)                --                   (125)

  Cash distribution                                            (7,193)              (378)                (7,571)
                                                           -------------------------------------------------------

    Partners' capital as of September 30, 1999             $   45,514            $    --             $   45,514
                                                           =======================================================






























                 See accompanying notes to financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                       For the Nine Months
                                                                                       Ended September 30,
                                                                                    1999            1998
                                                                                 ------------------------------

  OPERATING ACTIVITIES

 Net income                                                                      $    6,963      $    7,066
 Adjustments to reconcile net income
       to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                      5,269           5,685
   Net gain on disposition of equipment                                                (157)            (35)
   Equity in net income from unconsolidated special-purpose entities                 (6,673)         (6,922)
   Changes in operating assets and liabilities:
     Restricted cash                                                                   (200)             (6)
     Accounts receivable, net                                                           249            (204)
     Prepaid expenses and other assets                                                   68              (3)
     Accounts payable and accrued expenses                                              278             344
     Due to affiliates                                                                  199             100
     Lessee deposits and reserve for repairs                                            185            (199)
                                                                                 -----------------------------
       Net cash provided by operating activities                                      6,181           5,826
                                                                                 -----------------------------

 INVESTING ACTIVITIES

 Payments for purchase of equipment and capitalized improvements                     (7,624)         (3,466)
 Investment in and equipment purchased and placed in
     unconsolidated special-purpose entities                                         (9,439)        (22,261)
 Distributions from unconsolidated special-purpose entities                           4,098           8,295
 Distributions from liquidation of unconsolidated special-purpose entities           15,855          14,802
 Payments of acquisition fees to affiliate                                             (322)           (155)
 Payments of lease negotiation fees to affiliate                                        (72)            (34)
 Proceeds from disposition of equipment                                               5,248             289
                                                                                 ----------------------------
       Net cash provided by (used in) investing activities                            7,744          (2,530)
                                                                                 ----------------------------


 FINANCING ACTIVITIES

 Payments due to affiliates                                                              --          (5,092)
 Cash received from affiliates                                                           --           1,510
 Cash distribution paid to limited partners                                          (7,193)         (7,220)
 Cash distribution paid to General Partner                                             (378)           (380)
 Purchase of limited partnership units                                                 (125)           (512)
                                                                                 -----------------------------
       Net cash used in financing activities                                         (7,696)        (11,694)
                                                                                 -----------------------------

 Net increase (decrease) in cash and cash equivalents                                 6,229          (8,398)
 Cash and cash equivalents at beginning of period                                       404           9,327
                                                                                  ----------------------------
 Cash and cash equivalents at end of period                                      $    6,633      $      929
                                                                                 =============================

 SUPPLEMENTAL INFORMATION

 Interest paid                                                                   $      836      $      869
                                                                                 =============================





                 See accompanying notes to financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth & Income Fund VII (the Partnership) as of September 30, 1999 and December 31, 1998, the statements of operations for the three and nine months ended September 30, 1999 and 1998, the statements of changes in partners' capital for the period from December 31, 1997 to September 30, 1999, and the statements of cash flows for the nine months ended September 30, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, on file at the Securities and Exchange Commission.

2.   Schedule of Partnership Phases

The Partnership is currently operating within the first six years of operation in which the General Partner intends to reinvest a portion of cash flow and net disposition proceeds in additional equipment. Beginning in the Partnership's seventh year of operations, which commences on January 1, 2002, the General Partner will stop reinvesting excess cash, if any, which, less reasonable reserves, will be distributed to the partners. Beginning in the Partnership's ninth year of operations, which commences on January 1, 2004, the General Partner intends to begin an orderly liquidation of the Partnership's assets. The General Partner anticipates that the liquidation of assets will be completed by the end of the Partnership's tenth year of operations. The Partnership will terminate on December 31, 2013, unless terminated earlier upon sale of all equipment or by certain other events.

3.   Purchase of Limited Partnership Units

In 1998, the Partnership agreed to purchase approximately 60,800 limited partnership units in 1999 for an aggregate purchase price of up to $0.8 million. During the nine months ended September 30, 1999, the Partnership had purchased 10,392 limited partnership units for $0.1 million. The General Partner may purchase additional units in the future.

4.   Cash Distributions

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For each of the three and nine months ended September 30, 1999 and 1998, cash distributions totaled $2.5 million and $7.6 million, respectively. Cash distributions to the limited partners of $0.6 million and $0.5 million during the nine months ended September 30, 1999 and 1998, respectively, were deemed to be a return of capital.

Cash distributions related to the results from the third quarter of 1999, of $1.4 million, will be paid during the fourth quarter of 1999.

5.   Transactions with General Partner and Affiliates

The balance due to affiliates as of September 30, 1999 included $0.1 million due to FSI and its affiliates for management fees and $0.4 million due to affiliated unconsolidated special-purpose entities (USPEs). The balance due to affiliates as of December 31, 1998 included $0.1 million due to FSI and its affiliates for management fees and $1.2 million due to an affiliated USPE.

During the nine months ended September 30, 1999, $1.0 million in engine reserves and security deposits were paid to an affiliated USPE and the amount due to another affiliated USPE increased $0.2 million.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

5.       Transactions with General Partner and Affiliates (continued)

The Partnership's proportional share of USPE-affiliated management fees of $0.1 million was payable as of September 30, 1999 and December 31, 1998.

The Partnership's proportional share of the affiliated expenses incurred by the USPEs during 1999 and 1998 is listed in the following table (in thousands of dollars):

                                                       For the Three Months               For the Nine Months
                                                       Ended September 30,                Ended September 30,
                                                       1999           1998               1999           1998
                                                    --------------------------------------------------------------
  Management fees                                   $      87      $     112          $    270         $    333
  Data processing and administrative
     expenses                                              23             30                79              102
  Insurance expense                                        --              3                --               18


Transportation Equipment Indemnity Company, Ltd., an affiliate of the General Partner and currently in liquidation, will no longer provide certain marine insurance coverage as had been provided during 1998. These services will be provided by an unaffiliated third party.

The Partnership and USPEs paid FSI $0.8 million and $1.4 million for equipment acquisition and lease negotiation fees during the nine months ended September 30, 1999 and 1998, respectively.

6.   Equipment

Owned equipment held for operating lease is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale. The components of owned equipment were as follows (in thousands of dollars):

                                              September 30,         December 31,
                                                   1999                1998
                                               ---------------------------------

  Marine vessels                               $   22,212          $    22,212
  Trailers                                         16,976               17,280
  Railcars                                          9,677               10,084
  Aircraft                                          9,297               15,933
  Marine containers                                 7,273                   --
  Portable heaters                                     --                4,085
  Modular buildings                                    --                   88
                                               -----------         ------------
                                                   65,435               69,682
  Less accumulated depreciation                   (34,910)             (35,000)
                                               -----------         ------------
                                                   30,525               34,682
  Equipment held for sale                           1,802                   --
                                               -----------         ------------
      Net equipment                            $   32,327          $    34,682
                                               ===========         ============

As of September 30, 1999 and December 31, 1998, all owned equipment in the Partnership's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for two commuter aircraft and three railcars. The net book value of the equipment off lease was $3.3 million as of September 30, 1999 and December 31, 1998. As of September 30, 1999, one of the two commuter aircraft that are off-lease, is held for sale.

During the nine months ended September 30, 1999, the Partnership purchased a portfolio of portable heaters for $0.2 million, including acquisition fees of $9,000, and marine containers for $7.3 million, including acquisition fees of $0.3 million. All acquisition fees were paid to FSI.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

6.   Equipment (continued)

During the nine months ended September 30, 1999, the Partnership disposed of or sold commercial aircraft, portable heaters, trailers, modular buildings, and railcars with an aggregate net book value of $5.1 million for $5.2 million. During the nine months ended September 30, 1998, the Partnership disposed of or sold trailers and a railcar with an aggregate net book value of $0.2 million for $0.3 million.

7.   Investments in Unconsolidated Special-Purpose Entities

The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                                                   September 30,     December 31,
                                                                                                        1999             1998
                                                                                                    ------------------------------

                    38% interest in a trust owning a Boeing 737-300 Stage III commercial
                              aircraft                                                              $    8,350       $       --
                    75% interest in an entity owning marine containers                                   6,623            7,426
                    50% interest in a trust owning a MD-82 Stage III commercial aircraft                 5,499            6,804
                    80% interest in an entity owning a dry bulk-carrier marine vessel                    4,538            5,209
                    50% interest in a trust owning a MD-82 Stage III commercial aircraft                 2,267            3,546
                    44% interest in an entity owning a dry bulk-carrier marine vessel                    1,987            2,211
                    10% interest in an entity owning a mobile offshore drilling unit                     1,274            1,450
                    50%  interest  in a trust that owned  four  Boeing  737-200A
                              Stage II commercial aircraft                                                 145              222
                    24% interest in a trust that owned a Boeing 767-200ER Stage III
                              commercial aircraft                                                           81            4,341
                    25% interest in a trust that owned four Boeing 737-200A Stage II
                              commercial aircraft                                                           95              141
                    33% interest in two trusts that owned a total of three Boeing 737-200A
                              Stage II commercial aircraft, two stage II aircraft engines, and
                              a portfolio of aircraft rotables                                              --            4,102
                                                                                                    ------------------------------

                        Net investments                                                             $   30,859       $   35,452
                                                                                                    ==============================


As of September 30, 1999, all jointly-owned equipment in the Partnership's USPE portfolio was on lease except for a Boeing 737-300 commercial aircraft with a net investment value of $8.3 million. As of December 31, 1998, all jointly-owned equipment in the Partnership's USPE portfolio was on lease.

During the nine months ended September 30, 1999, the General Partner sold the Partnership's 33% interest in two trusts that owned a total of three Boeing 737-200A Stage II commercial aircraft, two stage II aircraft engines, and a portfolio of aircraft rotables. The Partnership's interest in the trusts were sold for proceeds of $7.0 million for its net investment of $4.0 million. The General Partner also sold the Partnership's 24% interest in a Boeing 767-200ER Stage III commercial aircraft. The Partnership's interest in this trust was sold for proceeds of $9.6 million which includes $0.7 million of unused engine reserves for its net investment of $3.8 million.

During the nine months ended September 30, 1999, the Partnership purchased an interest in a trust owning a Boeing 737-300 Stage III commercial aircraft for $9.0 million and increased its investment in a trust owning marine containers by $0.5 million including acquisition and lease negotiation fees of $0.4 million that were paid to FSI for the purchase of these investments. The remaining interest in these trusts were purchased by an affiliated program.




                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

7.   Investments in Unconsolidated Special-Purpose Entities (continued)

The General Partner has amended the corporate-by-laws of all investments in USPE's in which the Partnership or any affiliated program owns an interest that is greater than 50%. The amendment to the by-laws provides that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment regardless of the percentage of ownership.

8.   Operating Segments

The Partnership operates or operated in five primary operating segments: marine vessel leasing, trailer leasing, aircraft leasing, railcar leasing, and marine container leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The following tables present a summary of the operating segments for the three and nine months ended September 30, 1999 and 1998 (in thousands of dollars):

                                            Marine                                    Marine
     For the Three Months Ended             Vessel   Trailer    Aircraft  Railcar    Container
           September 30, 1999              Leasing   Leasing    Leasing   Leasing    Leasing   All          Total
                                                                                               Other<F1>1
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  1,467  $  1,052   $    271  $    663   $    376  $    115   $  3,944
       Interest income and other                 --        --         --        --         --        35         35
       Gain (loss) on disposition of             --        14         --        (1)        --       140        153
     equipment
                                           ------------------------------------------------------------------------
         Total revenues                       1,467     1,066        271       662        376       290      4,132

     Costs and expenses
       Operations support                       502       234        486       135         --        10      1,367
       Depreciation and amortization            409       388        344       183        309       113      1,746
       Interest expense                          --        --         --        --         --       427        427
       Management fees to affiliate              73        52         17        46         19         4        211
       General and administrative expenses        6       105         13        14         --       130        268
       Provision for bad debts                   --        76         --        15         --        91        182
                                           ------------------------------------------------------------------------
         Total costs and expenses               990       855        860       393        328       775      4,201
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs      (104)      --        (813)       --          6        47       (864)
                                           ------------------------------------------------------------------------
     Net income (loss)                     $    373  $    211   $ (1,402) $    269   $     54  $   (438)  $   (933)
                                           ========================================================================

     Total assets as of September 30, 1999 $ 15,347  $  8,465   $ 20,945  $  4,950   $ 13,088  $  8,337   $ 71,132
                                           ========================================================================








                      (This space intentionally left blank)







<F1>1  Includes  interest  income  and costs not  identifiable  to a  particular segment, such as general and administrative, interest expense, and certain operations support. Also includes lease revenues and expenses such as operations support, depreciation and amortization, management fees, general and administrative expenses from portable heaters and modular buildings and aggregate net income (loss) from an investment in an entity owning a mobile offshore drilling unit.

                          PLM EQUIPMENT GROWTH FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

8.   Operating Segments (continued)


                                            Marine
     For the Three Months Ended             Vessel   Trailer    Aircraft  Railcar
           September 30, 1998              Leasing   Leasing    Leasing   Leasing     All         Total
                                                                                      Other<F1>1
     ----------------------------------    --------- ---------  --------- ---------  --------- -----------

     REVENUES
       Lease revenue                       $  1,210  $  1,167   $    505  $    670   $    248  $  3,800
       Interest income and other                 --        --         --        --        145       145
       Gain on disposition of equipment          --         3         --        --         --         3
                                           -------------------------------------------------------------
         Total revenues                       1,210     1,170        505       670        393     3,948

     COSTS AND EXPENSES
       Operations support                       601       203        142       222         13     1,181
       Depreciation and amortization            491       481        503       218        148     1,841
       Interest expense                          --        --         --        --        427       427
       Management fees to affiliate              60        70         25        49          8       212
       General and administrative expenses       13       124         16        15         98       266
       Provision for (recovery of) bad           --       (20)        --       (30)        8        (42)
     debts
                                           -------------------------------------------------------------
         Total costs and expenses             1,165       858        686       474        702     3,885
                                           -------------------------------------------------------------
     Equity in net loss of USPEs                 (4)       --       (806)       --        (38)     (848)
                                           --------------------------------------------------------------
     Net income (loss)                     $     41  $    312   $   (987) $    196   $   (347) $   (785)
                                           ==============================================================
Total assets as of September 30, 1998      $ 18,065  $ 10,085   $ 27,654  $  5,851   $ 14,431  $ 76,086
                                           ==============================================================


                                            Marine                                    Marine
     For the Nine Months Ended              Vessel   Trailer    Aircraft  Railcar    Container
           September 30, 1999              Leasing   Leasing    Leasing   Leasing    Leasing    All          Total
                                                                                                Other<F1>1
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     Revenues
       Lease revenue                       $  4,571  $  3,084   $  1,246  $  2,003   $    776  $    739   $ 12,419
       Interest income and other                 --        --         --        --         --        94         94
       Gain (loss) on disposition of             --        22          2       (31 )       --       164        157
     equipment
                                           ------------------------------------------------------------------------
         Total revenues                       4,571     3,106      1,248     1,972        776       997     12,670

     Costs and expenses
       Operations support                     1,772       686        496       428         --        32      3,414
       Depreciation and amortization          1,227     1,178      1,034       554        822       454      5,269
       Interest expense                          --        --         --        --         --     1,263      1,263
       Management fees to affiliate             229       160         62       141         39         1        632
       General and administrative expenses       34       358         34        41         --       438        905
       Provision for bad debts                   --       170         --         6         --       721        897
                                           ------------------------------------------------------------------------
         Total costs and expenses             3,262     2,552      1,626     1,170        861     2,909     12,380
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs      (486 )      --      7,011        --          4       144      6,673
                                           ------------------------------------------------------------------------
                                           ========================================================================
     Net income (loss)                     $    823  $    554   $  6,633  $    802   $    (81) $ (1,768)  $  6,963
                                           ========================================================================

     Total assets as of September 30, 1999 $ 15,347  $  8,465   $ 20,945  $  4,950   $ 13,088  $  8,337   $ 71,132
                                           ========================================================================






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



                          PLM EQUIPMENT GROWTH FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

8.   Operating Segments (continued)


                                            Marine
     For the Nine Months Ended              Vessel   Trailer    Aircraft  Railcar
           September 30, 1998              Leasing   Leasing    Leasing   Leasing     All         Total
                                                                                      Other<F1>1
     ----------------------------------    --------- ---------  --------- ---------  --------- -----------

     REVENUES
       Lease revenue                       $  2,797  $  3,537   $  1,516  $  2,051   $    523  $ 10,424
       Interest income and other                 --        --         --        --        285       285
       Gain on disposition of equipment          --        26         --         9         --        35
                                           -------------------------------------------------------------
         Total revenues                       2,797     3,563      1,516     2,060        808    10,744

     COSTS AND EXPENSES
       Operations support                       741       607        261       540         34     2,183
       Depreciation and amortization          1,473     1,462      1,709       652        389     5,685
       Interest expense                          --        --         --        --      1,259     1,259
       Management fees to affiliate             140       205         76       145         22       588
       General and administrative expenses       43       373         58        49        361       884
       Provision for (recovery of) bad           --        29          2       (28)        (2)        1
     debts
                                           -------------------------------------------------------------
         Total costs and expenses             2,397     2,676      2,106     1,358      2,063    10,600
                                           -------------------------------------------------------------
     Equity in net income (loss) of USPEs      (251)       --      7,174        --         (1)    6,922
                                           -------------------------------------------------------------
     Net income (loss)                     $    149  $    887   $  6,584  $    702   $ (1,256 )$  7,066
                                           =============================================================

     Total assets as of September 30, 1998 $ 18,065  $ 10,085   $ 27,654  $  5,851   $ 14,431  $ 76,086
                                           =============================================================

<F1>1  Includes  interest  income  and costs not  identifiable  to a  particular segment, such as general and administrative, interest expense, and certain operations support. Also includes lease revenues and expenses such as operations support, depreciation and amortization, management fees, general and administrative expenses from portable heaters and modular buildings and aggregate net income (loss) from an investment in an entity owning a mobile offshore drilling unit.

9. Debt

The General Partner has entered into a short-term, joint $24.5 million credit facility (the Committed Bridge Facility) on behalf of the Partnership that is due to expire on December 14, 1999. The Partnership had no borrowings outstanding under the Committed Bridge Facility as of September 30, 1999. Among the other eligible borrowers, PLM Equipment Growth Fund VI had borrowings of $1.0 million and TEC Acquisub, Inc., an indirect wholly-owned subsidiary of PLM International, Inc., had borrowings of $7.6 million under the Committed Bridge Facility. No other eligible borrower had any outstanding borrowings.

The General Partner believes it will be able to renew the Committed Bridge Facility upon its expiration with similar terms as those in the current Committed Bridge Facility.

10.  Net Income (Loss) Per Weighted-Average Partnership Unit

Net income (loss) per weighted-average Partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and nine months ended September 30, 1999 was 5,324,262 and 5,326,951, respectively. The weighted-average number of Partnership units deemed outstanding during the three and nine months ended September 30, 1998 was 5,334,211 and 5,343,769, respectively.



                          PLM EQUIPMENT GROWTH FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

11.  Contingencies

PLM International Inc., (The Company) and various of its wholly-owned subsidiaries are named as defendants in a lawsuit filed as a purported class action in January 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). Plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who invested in certain California limited partnerships for which the Company's wholly-owned subsidiary, PLM Financial Services, Inc. (FSI), acts as the general partner, including PLM Equipment Growth Fund IV (Fund IV), PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI (Fund VI), and PLM Equipment Growth & Income Fund VII (Fund VII) (the Funds). The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Funds, and concealing such mismanagement from investors in the Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) (the court) based on the court's diversity jurisdiction, and the court denied plaintiffs' motion to remand, which denial was upheld on appeal. In December 1997, the court granted defendants motion to compel arbitration of the named plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Partnership. Plaintiffs appealed this decision, but in June 1998 voluntarily dismissed their appeal pending settlement of the Koch action, as discussed below.

In June 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The plaintiff is an investor in Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in certain California limited partnerships for which FSI acts as the general partner, including the Funds. The complaint (as amended in August 1997) alleges the same facts and the same causes of action as in the Koch action, plus additional causes of action against all of the defendants, including alleged unfair and deceptive practices and constructive fraud. The plaintiff asserts a claim for treble damages and violations of the California Securities Law of 1968.

In July 1997, defendants filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition (the petition) under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In October 1997, the district court denied the Company's petition to compel arbitration, but in November 1997, agreed to hear the Company's motion for reconsideration of this order. The hearing on this motion has been taken off calendar and the district court has dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution.

In May 1998, all parties to the Koch and Romei actions entered into a memorandum of understanding related to the settlement of those actions (the monetary settlement), following which the parties agreed to an additional equitable settlement (the equitable settlement). The terms of the monetary settlement and the equitable settlement are contained in a Stipulation of Settlement that was filed with the court. The monetary settlement provides for a settlement and release of all claims against defendants in exchange for payment for the benefit of the class of up to $6.0 million. The final settlement amount will depend on the number of claims filed by authorized claimants who are members of the class, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees

                          PLM EQUIPMENT GROWTH FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

11.  Contingencies (continued)

awarded by the court. The Company will pay up to $0.3 million of the monetary settlement, with the remainder being funded by an insurance policy. The equitable settlement provides, among other things: (a) for the extension of the operating lives of Funds V, VI, and VII by judicial amendment to each of their partnership agreements, such that FSI, the general partner of each such partnership, be permitted to reinvest partnership funds in additional equipment into the year 2004, and will liquidate the Funds' equipment in 2006; (b) that FSI is entitled to earn front-end fees (including acquisition and lease negotiation fees) up to 20% in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; (c) for a one-time purchase of up to 10% of the outstanding units of Funds V, VI, and VII by the respective partnership at 80% of such partnership's net asset value; and (d) for the deferral of a portion of FSI's management fees until such time as certain performance thresholds have, if ever, been met by the Funds. The equitable settlement also provides for payment of the equitable class attorneys' fees from partnership funds in the event, if ever, that distributions paid to investors in Funds V, VI, and VII during the extension period reach a certain internal rate of return. Defendants will continue to deny each of the claims and contentions and admit no liability in connection with the monetary and equitable settlements.

The court, among other things, preliminarily approved the monetary and equitable settlements in June 1999, and set a final fairness hearing for November 16, 1999. For settlement purposes, the monetary settlement class (the monetary class) consists of all investors, limited partners, assignees, or unit holders who purchased or received by way of transfer or assignment any units in the Funds between May 23, 1989 and June 29, 1999. The equitable settlement class (the equitable class) consists of all investors, limited partners, assignees or unit holders who on June 29, 1999 held any units in Funds V, VI, and VII, and their assigns and successors in interest.

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

The Partnership is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition of the Partnership.









                      (This space intentionally left blank)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth & Income Fund VII's (the Partnership's) Operating Results for the Three Months Ended September 30, 1999 and 1998

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment remained relatively the same during the three months ended September 30, 1999, when compared to the same period of 1998. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                            For the Three Months
                                             Ended September 30,
                                            1999             1998
                                         ----------------------------

  Marine vessels                         $    965          $   609
  Trailers                                    818              964
  Railcars                                    528              448
  Marine containers                           376               --
  Portable heaters                            122              237
  Modular buildings                            (7)              11
  Aircraft                                    (215)            363

Marine vessels: Marine vessel lease revenues and direct expenses were $1.5 million and $0.5 million, respectively, for the three months ended September 30, 1999, compared to $1.2 million and $0.6 million, respectively, during the same period of 1998. Lease revenues increased during the third quarter of 1999, when compared to the same period of 1998, due to a change in the lease arrangement for one of the Partnership's marine vessels. During two months of the third quarter of 1998, one marine vessel operated under a bareboat charter in which the lessee pays a flat lease rate and also pays for certain operating expenses while on lease. During the third quarter of 1999, both of the marine vessels were operating under a lease arrangement in which the lessee pays a higher lease rate, however, the Partnership now pays for all operating expenses. The increase in marine vessel contribution was due to the increase in lease revenues due to this new lease arrangement and a decrease in operating expenses due to lower insurance expense.

Trailers: Trailer lease revenues and direct expenses were $1.1 million and $0.2 million, respectively, for the three months ended September 30, 1999, compared to $1.2 million and $0.2 million, respectively, during the same period of 1998. Trailer lease revenues decreased $0.1 million during the three months ended September 30, 1999 primarily due to lower utilization revenues earned on certain trailers. Additionally, equipment sales during the past 12 months caused lease revenues to decrease $40,000 when compared to the same period of 1998.

Railcars: Railcar lease revenues and direct expenses were $0.7 million and $0.1 million, respectively, for the three months ended September 30, 1999, compared to $0.7 million and $0.2 million, respectively, during the same period of 1998. The increase in railcar contribution during 1999 was due to lower direct expenses to certain railcars in the fleet during the three months ended September 30, 1999 when compared to the same period of 1998.

Marine containers: Lease revenues and direct expenses for marine containers were $0.4 million and $0, respectively, for the three months ended September 30, 1999. The increase in marine containers contribution was due to the purchase of this equipment in March 1999.

Portable heaters: Lease revenues and direct expenses for portable heaters were $0.1 million and $0, respectively, for the three months ended September 30, 1999, compared to $0.2 million and $0, respectively, during the same period of 1998. The decrease in portable heater contribution was due to the sale of all this equipment during the three months ended September 30, 1999.

Aircraft: Aircraft lease revenues and direct expenses were $0.3 million and $0.5 million, respectively, for the three months ended September 30, 1999, compared to $0.5 million and $0.1 million, respectively, during the same period of 1998. The decrease in aircraft lease revenues was due to the sale of a commercial aircraft during the second quarter of 1999. Direct expenses increased $0.4 million during the three months ended September 30, 1999 due to required repairs to the off-lease commuter aircraft.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.8 million for the three months ended September 30, 1999 increased from $2.7 million for the same period in 1998. Significant variances are explained as follows:

     (i) A $0.2  million  increase in the  provision  for bad debts based on the
General  Partner's   evaluation  of  the   collectability  of  receivables  due,
primarily, from a lessee that was leasing portable heaters.

     (ii)A $0.1 million decrease in depreciation and amortization expenses from 1998 levels reflecting the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the third quarter of 1999 totaled $0.2 million, and resulted from the sale of trailers, railcars, and all of the portable heaters with an aggregate net book value of $3.4 million for proceeds of $3.6 million. The net gain on disposition of equipment for the third quarter of 1998 totaled $3,000, and resulted from the sale of a trailer with an aggregate net book value of $3,000 for proceeds of $6,000.

(D)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
(USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                For the Three Months
                                                 Ended September 30,
                                               1999              1998
                                               ----------------------------

  Mobile offshore drilling unit                $     47         $     21
  Marine containers                                   6              (59)
  Marine vessels                                   (104)              (4)
  Aircraft, rotable components, and aircraft
    engines                                        (813)            (806)
                                               ----------------------------
    Equity in net loss of USPEs                $   (864)       $    (848)
                                               ============================

Mobile offshore drilling unit: During the three months ended September 30, 1999 and 1998, lease revenues of $0.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.1 million. The increase in mobile offshore drilling unit contribution is primarily due to an increase in lease revenue of $19,000 due to increased lease rates during 1999 and lower expenses of $7,000 primarily due to the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine containers: As of September 30, 1999, the Partnership owned an interest in an entity owning marine containers. The Partnership purchased this interest during September 1998. During the third quarter of 1999, revenues of $0.4 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.3 million. During the third quarter of 1998, revenues of $0.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.1 million.

Marine vessels: During the three months ended September 30, 1999, lease revenues of $0.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.9 million. During the same period of 1998, lease revenues of $0.9 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.9 million. The decrease in marine vessel lease revenues of $0.1 million was due to lower lease rates earned on the marine vessels. Although expenses remained relatively the same, lower depreciation expense as a result of the double-declining balance method of depreciation, which results in greater depreciation in the first years an asset is owned, of $0.1 million was offset by higher operating expenses of $0.1 million.

Aircraft, rotable components, and aircraft engines: During the three months ended September 30, 1999, lease revenues of $0.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.3 million. During the same period of 1998, lease revenues of $1.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.0 million. Lease revenues decreased $0.7 million due to the sale of the Partnership's investment in a trust owning a Boeing 767-200ER commercial aircraft and the sale of the Partnership's investment in two trusts that owned a total of three Boeing 737-200A Stage II commercial aircraft, two stage II aircraft engines, and a portfolio of aircraft rotables. The Partnership's interest in a trust owning a Boeing 737 which was purchased in 1999 did not generate any lease revenues since it was off-lease. The decrease in expenses of $0.7 million was primarily due to lower depreciation expense of $0.5 million relating to the sale of the Partnership's interest in three trusts and $0.5 million as the result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned offset, in part, by an increase of $0.4 million in depreciation expense from the Partnership's investment in an additional trust during 1999.

(E)  Net Loss

As a result of the foregoing, the Partnership had net loss of $0.9 million for the three months ended September 30, 1999, compared to net loss of $0.8 million during the same period of 1998. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the third quarter of 1999 is not necessarily indicative of future periods. In the third quarter of 1999, the Partnership distributed $2.4 million to the limited partners, or $0.45 per weighted-average limited partnership unit.

Comparison of the Partnership's Operating Results for the Nine Months Ended September 30, 1999 and 1998

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment increased during the nine months ended September 30, 1999, when compared to the same period of 1998. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                         For the Nine Months
                                         Ended September 30,
                                         1999             1998
                                      ----------------------------

  Marine vessels                      $  2,799         $  2,056
  Trailers                               2,398            2,930
  Railcars                               1,575            1,511
  Marine containers                        776               --
  Aircraft                                 750            1,255
  Portable heaters                         736              486
  Modular buildings                          3               37

Marine vessels: Marine vessel lease revenues and direct expenses were $4.6 million and $1.8 million, respectively, for the nine months ended September 30, 1999, compared to $2.8 million and $0.7 million, respectively, during the same period of 1998. During virtually all of the nine months ended September 30, 1998, the marine vessels were operating under bareboat charters in which the lessee pays a flat lease rate and also pays for certain operating expenses while on lease. During the nine months ended September 30, 1999, the marine vessels were operating under a lease arrangement in which the lessee pays a higher lease rate, however, the Partnership now pays for all operating expenses. The increase in marine vessel contribution was due to the increase in lease revenues due to this new lease arrangement exceeding the increase in operating expenses.

Trailers: Trailer lease revenues and direct expenses were $3.1 million and $0.7 million, respectively, for the nine months ended September 30, 1999, compared to $3.5 million and $0.6 million, respectively, during the same period of 1998. Trailer lease revenues decreased $0.3 million during the nine months ended September 30, 1999 primarily due to lower utilization revenues earned on the Partnership's over-the-road dry trailers. Additionally, equipment sales during the past 12 months caused lease revenues to decrease $0.1 million. Direct expenses increased $0.1 million during the nine months ended September 30, 1999 due to higher repair and maintenance expenses when compared to the same period of 1998.

Railcars: Railcar lease revenues and direct expenses were $2.0 million and $0.4 million, respectively, for the nine months ended September 30, 1999, compared to $2.1 million and $0.5 million, respectively, during the same period of 1998. The increase in rail equipment contribution was due to lower direct expenses to certain railcars in the fleet during the nine months ended September 30, 1999 when compared to the same period of 1998.

Marine containers: Lease revenues and direct expenses for marine containers were $0.8 million and $0, respectively, for the nine months ended September 30, 1999. The increase in marine containers contribution was due to the purchase of this equipment in March 1999.

Aircraft: Aircraft lease revenues and direct expenses were $1.2 million and $0.5 million, respectively, for the nine months ended September 30, 1999, compared to $1.5 million and $0.3 million, respectively, during the same period of 1998. The decrease in aircraft contribution was due to higher repairs of $0.2 million needed to the commuter aircraft during 1999 when compared to the same period of 1998. In addition, aircraft lease revenues were $0.3 million lower due to the sale of three commercial aircraft in June 1999.

Portable heaters: Portable heaters lease revenues and direct expenses were $0.7 million and $0, respectively, for the nine months ended September 30, 1999, compared to $0.5 million and $0, respectively, during the same period of 1998. The increase in portable heater contribution was due to the purchase of additional equipment during the latter half of 1998 and the first quarter of 1999. (See related discussion under indirect expenses.)

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $9.0 million for the nine months ended September 30, 1999, increased from $8.4 million for the same period in 1998. Significant variances are explained as follows:

     (i) A $0.9 million increase due to the increase in the provision for bad debts based on the General Partner's evaluation of the collectability of receivables due, primarily, from a lessee that was leasing portable heaters.

     (ii)A $0.4 million decrease in depreciation and amortization expenses from 1998 levels reflects the use of the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the nine months ended September 30, 1999 totaled $0.2 million, and resulted from the sale of commercial aircraft, portable heaters, trailers, modular buildings, and railcars with an aggregate net book value of $5.1 million for proceeds of $5.2 million. The net gain on disposition of equipment for the nine months ended September 30, 1998 totaled $35,000, and resulted from the sale of trailers and a railcar with an aggregate net book value of $0.2 million for $0.3 million.

(D)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                                               For the Nine Months
                                                                               Ended September 30,
                                                                             1999              1998
                                                                           ----------------------------

  Aircraft, rotable components, and aircraft engines                       $  7,011         $  7,174
  Mobile offshore drilling unit                                                 144               58
  Marine containers                                                               4              (59)
  Marine vessels                                                               (486)             (25)
                                                                           --------------------------
    Equity in net income of USPEs                                          $  6,673         $  6,922
                                                                           ==========================


Aircraft, rotable components, and aircraft engines: During the nine months ended September 30, 1999, lease revenues of $2.0 million and the gain from the sale of the Partnership's interest in three trusts of $8.9 million were offset by depreciation expense, direct expenses, and administrative expenses of $3.9 million. During the same period of 1998, lease revenues of $4.5 million and the gain from the sale of the Partnership's interest in two trusts of $8.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $6.1 million. Lease revenues decreased $2.5 million due to the sale of the Partnership's investment in five trusts during 1999 and 1998. The decrease in lease revenues caused by these sales was partially offset by lease revenues of $0.3 million resulting from the Partnership's investment in an additional trust during May 1998. The Partnership's purchase of an interest in a trust owning a Boeing 737 during June 1999 did not generate any lease revenues since it was off-lease. The decrease in depreciation expense, direct expenses, and administrative expenses of $2.2 million was primarily due to lower depreciation expense resulting from the Partnership's sale of it's investment in five trusts during 1999 and 1998, partially offset by the Partnership's investment in an additional trust during 1999.

Mobile offshore drilling unit: During the nine months ended September 30, 1999, lease revenues of $0.4 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million. During the same period of 1998, lease revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million. The increase in the contribution from this equipment was the result of an increase in the monthly lease rate and lower depreciation expense caused by the double-declining balance method of depreciation.

Marine containers: As of September 30, 1999, the Partnership owned an interest in an entity owning marine containers. The Partnership purchased this interest during September 1998. During the nine months ended September 30, 1999, revenues of $1.0 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.0 million. During the same period of 1998, revenues of $0.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.1 million.

Marine vessels: During the nine months ended September 30, 1999, lease revenues of $2.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.6 million. During the same period of 1998, lease revenues of $2.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.9 million. Marine vessel lease revenues decreased during the nine months ended September 30, 1999, due to a lower lease rate earned on the marine vessels. The decrease in expenses was primarily due to lower depreciation expense caused by the use of the double-declining balance method of depreciation and lower direct expenses.

(E)  Net Income

As a result of the foregoing, the Partnership had net income of $7.0 million for the nine months ended September 30, 1999, compared to net income of $7.1 million during the same period of 1998. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the nine months ended September 30, 1999 is not necessarily indicative of future periods. In the nine months ended September 30, 1999, the Partnership distributed $7.2 million to the limited partners, or $1.35 per weighted-average limited partnership unit.

(II)  FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the nine months ended September 30, 1999, the Partnership generated operating cash of $10.3 million (net cash provided by operating activities, plus non-liquidating distributions from USPEs) to meet its operating obligations and maintain the current level of distributions (total for nine months ended September 30, 1999 of approximately $7.6 million) to the partners.

During the nine months ended September 30, 1999, the Partnership sold or disposed of owned equipment and investments in USPEs and received aggregate proceeds of $21.1 million which include $0.7 million of unused engine reserves.

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

Lessee deposits and reserve for repairs increased $0.2 million during the nine months ended September 30, 1999 when compared to December 31, 1998. The increase in lessee deposits and reserve for repairs was the result of additional reserves needed for aircraft engine repair and marine vessel dry-docking. Additionally, the Partnership received security deposits from the buyer and a potential buyer of two commuter aircraft, one of which is currently held for sale.

During the nine months ended September 30, 1999, due to affiliates decreased $0.8 million of which $1.0 million was paid to an affiliated USPE and the amount due to another affiliated USPE increased $0.2 million. Of the $1.0 million returned to the affiliated USPE, $0.7 million was unused engine reserves that were added to sales proceeds and $0.2 million in security deposits were applied against outstanding account receivables.

The General Partner has entered into a short-term joint $24.5 million credit facility. As of October 28, 1999, TEC Acquisub, Inc., an indirect wholly-owned subsidiary of PLM International, Inc., had borrowings of $0.9 million under the short-term joint $24.5 million credit facility. No other eligible borrower had any outstanding borrowings. The General Partner believes it will be able to renew the Committed Bridge Facility upon its expiration with similar terms as those in the current Committed Bridge Facility.

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

The General Partner has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its business systems in order to determine whether such systems will retain functionality after December 31, 1999. As of September 30, 1999, the General Partner has completed inventory, assessment, remediation and testing stages of its Year 2000 review of its core business information systems. Specifically, the General Partner (a) has integrated Year 2000-compliant programming code into its existing internally customized and internally developed transaction processing software systems and
(b) the General Partner's accounting and asset management software systems have been made Year 2000 compliant. In addition, numerous other software systems provided by vendors and service providers have been replaced with systems represented by the vendor or service provider to be Year 2000 functional. These systems have been tested and appear to be to be compliant.

As of September 30, 1999, the costs incurred and allocated to the Partnership to become Year 2000 compliant have not been material and the General Partner does not anticipate any additional Year 2000-compliant expenditures.

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

The General Partner is currently developing a contingency plan to address the possible failure of any systems, vendors, or service providers due to Year 2000 problems. For the purpose of such contingency planning, a reasonably likely worst case scenarios primarily anticipate a) an inability to access systems and data on a temporary basis resulting in possible delay in reconciliation of funds received or payment of monies owed, or b) an inability to continuously employ equipment assets due to temporary Year 2000 related failure of external infrastructure necessary to the ongoing operation of the equipment. The General Partner is evaluating whether there are additional scenarios, which have not been identified. Contingency planning will encompass strategies up to and including manual processes. The General Partner anticipates that these plans will be completed in the fourth quarter of 1999.

(IV)  ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued "Accounting for Derivative Instruments and Hedging Activities", (SFAS No. 133) which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of September 30, 1999, the General Partner is reviewing the effect this standard will have on the Partnership's financial statements.

FASB Statement No. 137, "Accounting for Derivatives, Instruments, and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133," issued in June 1999, defers the effective date of Statement No. 133. Statement No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As of September 30, 1999, the General Partner is reviewing the effect SFAS No. 133 will have on the Partnership's financial statements.

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

Other factors affecting the Partnership's contribution in 1999 and beyond include:

1. The Partnership is experiencing difficulty in releasing or selling one of its commuter aircraft.

2. Depressed economic conditions in Asia have led to declining freight rates through the early part of 1999 for drybulk marine vessels. The market has stabilized and is expected to improve over the next 2-3 years in the absence of new additional orders.

3. Railcar loading in North America have continued to be high, however a softening in the market is expected in the last quarter of 1999, which may lead to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

4. The Partnership's over-the-road dry trailers are currently in transition to new PLM-affiliated short-term rental facilities specializing in this type of trailer. The movement of these trailers to a new location will cause a temporary reduction in lease revenues.

The Partnership intends to use excess cash flow, if any, after payment of operating expenses, payment of principal and interest on debt, redemption payment of limited partnership units, and cash distributions to the partners, to acquire additional equipment during the first seven years of Partnership operations, which concludes December 31, 2001. The General Partner believes that these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the nine months ended September 30, 1999, 60% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessee's. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees may encounter difficulty in making the U.S. dollar denominated lease payments.

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



                               PLM EQUIPMENT GROWTH & INCOME FUND VII

                               By:      PLM Financial Services, Inc.
                                        General Partner



Date: October 28, 1999         By:      /s/ Richard K Brock
                                        -----------------------------------
                                        Richard K Brock
                                        Vice President and
                                        Corporate Controller