Form 10-K/A
period 1998-12-31
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 2000-01-14
CIK 895234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                   FORM 10-K/A


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

Aggregate market value of voting stock:  N/A

An index of exhibits filed with this Form 10-K/A is located at page 51.

Total number of pages in this report:  52.

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

                                    TABLE 1

Units                  Type                                             Manufacturer                      Cost
--------------------------------------------------------------------------------------------------------------------

Owned equipment held for operating leases:

     2     Bulk carrier marine vessels                   Ishikawa Jima                                $    22,212
  0.80     Bulk-carrier marine vessel                    Tsuneishi Zosen                                   17,765<F2>2
   786     Dry trailers                                  Trailmobile/Stoughton                             10,836
   250     Dry piggyback trailers                        Various                                            3,835
    77     Refrigerated trailers                         Various                                            2,094
    61     Flatbed trailers                              Great Dane                                           515
     2     DHC-8 commuter aircraft                       DeHavilland                                        7,628
     1     737-200 Stage II commercial aircraft          Boeing                                             5,483
     3     DC-9 Stage II commercial aircraft             McDonnell Douglas                                  2,822
   346     Pressurized tank railcars                     Various                                            9,040
    68     Woodchip gondola railcars                     National Steel                                     1,044
  0.75     Marine containers                             Various                                            9,957<F2>2
   628     Portable heaters                              Various                                            4,085
     4     Modular buildings                             Various                                               88
                                                                                                      ------------
           Total owned equipment held for operating leases                                            $    97,404<F1>1
                                                                                                      ============

Investments in unconsolidated special-purpose entities:

  0.24     767-200ER Stage III commercial
             aircraft                                    Boeing                                       $    10,248<F3>3
  0.33     Two trusts consisting of:
             Three 737-200A Stage II commercial
                 aircraft                                Boeing                                             9,408<F4>4
             Two Stage II JT8D aircraft engines          Pratt & Whitney                                      390<F4>4
             Portfolio of rotable components             Various                                              650<F4>4
  0.50     MD-82 Stage III commercial aircraft           McDonnell Douglas                                  8,125<F2>2
  0.50     MD-82 Stage III commercial aircraft           McDonnell Douglas                                  7,132<F2>2
  0.44     Bulk-carrier marine vessel                    Naikai Ship Building & Engineering Co.             5,628<F2>2
  0.10     Mobile offshore drilling unit                 AT & CH de France                                  2,090<F3>3
                                                                                                      ------------
           Total investments in unconsolidated special-purpose entities                               $    43,671<F1>1
                                                                                                      ============

<F1>1  Includes equipment and investments purchased with the proceeds from capital contributions, undistributed cash flow from operations, and Partnership borrowings.  Includes costs capitalized, and equipment acquisition fees paid to PLM Transportation
Equipment Corporation (TEC), or PLM Worldwide Management Services (WMS).
<F2>2  Jointly owned:  EGF VII and an affiliated program.
<F3>3  Jointly owned:  EGF VII and two affiliated programs.
<F4>4  Jointly owned:  EGF VII and three affiliated programs.

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

ITEM 6.    SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Partnership:

                                     TABLE 2

                         For the Year Ended December 31,
        (In thousands of dollars, except weighted-average unit amounts)

                                                1998            1997           1996            1995            1994
                                             ---------------------------------------------------------------------------

 Operating results:
   Total revenues                            $  18,200       $  17,885      $  16,316       $    19,289      $   9,684
   Net gain (loss) on disposition of
       equipment                                   (31)          1,803             42               182             22
   Equity in net income (loss) of uncon-
       solidated special-purpose entities        6,493           1,430           (797)               --             --
   Net income (loss)                             5,824           1,101         (2,976)           (1,192)        (3,809)

 At year-end:
   Total assets                              $  76,537       $  82,623      $  89,852       $   101,488      $  76,563
   Total liabilities                            26,505          30,050         27,865            25,820          2,471
   Notes payable                                23,000          23,000         25,000            23,000             --

 Cash distribution                           $  10,127       $  10,176      $  10,178       $     9,627      $   5,370

 Cash distribution representing
     a return of capital to the limited
     partners                                $   4,303       $   9,075      $   9,669       $     9,157      $   5,133

 Per weighted-average limited partnership unit:

  Net income (loss)                          $    0.99       $    0.11      $   (0.65)      Various according to
                                                                                                interim closings

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






                      (This space intentionally left blank)

(D)  Results of Operations - Year-to-Year Detailed Comparison

(1) Comparison of the Partnership's Operating Results for the Years Ended December 31, 1998 and 1997

(a)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 1998, when compared to the same period of 1997. Gains or losses from the sale of equipment, interest and other income, and certain expenses, such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                 For the Years
                                               Ended December 31,
                                               1998             1997
                                            ----------------------------
  Trailers                                  $  3,819            3,275
  Marine vessels                               3,363            4,286
  Rail equipment                               2,000            1,994
  Aircraft                                     1,712            2,001
  Portable heaters                               764               --
  Marine containers                              513               --
  Modular buildings                               47              426

Trailers: Trailer lease revenues and direct expenses were $4.7 million and $0.9 million, respectively, for the year ended December 31, 1998, compared to $3.8 million and $0.6 million, respectively, during the same period of 1997. The increase in trailer contribution was due to the purchase of additional equipment during the fourth quarter of 1997.

Marine vessels: Marine vessel lease revenues and direct expenses were $7.1 million and $3.7 million, respectively, for the year ended December 31, 1998, compared to $6.7 million and $2.4 million, respectively, during the same period of 1997. Lease revenues and direct expenses increased during the year ended December 31, 1998, when compared to the same period of 1997, due to a change in the lease arrangement of the marine vessels. During 1997, the marine vessels operated under a bareboat charter lease in which the lessee paid a flat lease rate, as well as certain operating expenses. During the third quarter of 1998, the marine vessels switched from a bareboat charter to a lease arrangement in which the lessee pays a higher lease rate. The Partnership, however, now pays the operating expenses. The decrease in marine vessel contribution was due to the increase in operating expenses, which exceeded the increase in the lease rate.

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

Marine containers: Marine containers had lease revenues of $0.5 million and no direct expenses for the year ended December 31, 1998. The Partnership purchased this equipment during September 1998.

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

(b)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses were $13.2 million for the year ended December 31, 1998, decreased from $14.4 million for the same period in 1997. Significant variances are explained as follows:

     (i) A $1.2 million decrease in depreciation and amortization expenses from 1997 levels reflects the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned. This decrease was partially offset by $0.8 million in additional depreciation and amortization expenses from the purchase of portable heaters and marine containers during 1998.

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

(d)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities
     (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                           For the Years
                                                         Ended December 31,
                                                       1998              1997
                                                     ---------------------------

  Aircraft, rotable components, and aircraft engines   $ 6,390        $   1,721
  Mobile offshore drilling unit                             82                1
  Marine vessels                                            21             (292)
                                                     ----------       ----------

    Equity in net income of USPEs                      $ 6,493        $   1,430
                                                     ==========       ==========

Aircraft, rotable components, and aircraft engines: During the year ended December 31, 1998, lease revenues of $5.8 million and the gain from the sale of the Partnership's interest in two trusts of $8.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $8.2 million. During the same period of 1997, lease revenues of $8.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $6.5 million. Lease revenues decreased $2.3 million due to the sale of the Partnership's investment in two trusts containing ten commercial aircraft and $1.9 million due to a lower lease rate earned on certain equipment during 1998 when compared to the same period of 1997. The decrease in lease revenues was partially offset by an increase of $1.8 million from the Partnership's investment in two additional trusts during 1998, each owning an MD-82 commercial aircraft. Depreciation expense, direct expenses, and administrative expenses increased $5.1 million due to the Partnership's investment in two additional trusts during 1998. The increase in depreciation expense, direct expenses, and administrative expenses decreased $2.7 million from the sale of the
Partnership's interest in two other trusts and decreased $0.7 million due primarily to the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

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

Marine vessels: During the year ended December 31, 1998, lease revenues of $1.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.1 million. During the same period of 1997, lease revenues of $1.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.4 million. The decrease of $0.3 million in depreciation expense, direct expenses, and administrative expenses, was due primarily to lower insurance expense of $0.2 million and $0.1 million from the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

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

(2) Comparison of the Partnership's Operating Results for the Years Ended December 31, 1997 and 1996

(a)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment increased during the year ended December 31, 1997, when compared to the same period of 1996. Gains or losses from the sale of equipment, interest and other income, and certain expenses, such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                              For the Years
                                            Ended December 31,
                                           1997             1996
                                        ----------------------------

  Marine vessels                        $  4,286            5,712
  Trailers                                 3,275            2,290
  Aircraft                                 2,001            2,082
  Rail equipment                           1,994            1,926
  Modular buildings                          426              582

Marine vessels: Marine vessel lease revenues and direct expenses were $6.7 million and $2.4 million, respectively, for the year ended December 31, 1997, compared to $7.5 million and $1.8 million, respectively, during the same period of 1996. The decrease in marine vessel lease revenues of $0.8 million was due to a lower lease rate earned on two marine vessels during 1997 when compared to 1996. Direct expenses increased $0.6 million during 1997 primarily due to increased repairs and maintenance to one marine vessel that were not required during 1996.

Trailers: Trailer lease revenues and direct expenses were $3.8 million and $0.6 million, respectively, for the year ended December 31, 1997, compared to $2.9 million and $0.6 million, respectively, during the same period of 1996. The increase in trailer contribution was due to the purchase of additional trailer equipment during 1997 and 1996.

Aircraft: Aircraft lease revenues and direct expenses were $2.0 million and $20,000, respectively, for the year ended December 31, 1997, compared to $2.1 million and $41,000, respectively, during the same period of 1996. A decrease of $0.9 million in aircraft lease revenues was due to the off-lease status of two commuter aircraft during 1997 that were on lease during 1996. This decrease was offset in part by $0.8 million in additional lease revenues earned on a commercial aircraft that was purchased during the third quarter of 1996, this aircraft was on lease the full year of 1997.

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

(b)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $14.4 million for the year ended December 31, 1997 decreased from $15.2 million for the same period of 1996. The significant variances are explained as follows:

     (i) A $0.4 million decrease in depreciation and amortization expenses from 1996 levels reflects the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

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

     (iii) A $0.2 million increase in minority interest was due to an decrease in lease revenues of $0.5 million and an increase in direct and indirect expenses of $0.4 million during 1997 when compared to the same period of 1996.

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

(e)  Equity in Net Income (Loss) of USPEs

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                       For the Years
                                                      Ended December 31,
                                                    1997             1996
                                                  ----------------------------

Aircraft, rotable components, and aircraft engines $   1,721        $    (486)
Mobile offshore drilling unit                              1              (10)
Marine vessels                                          (292)            (301)
                                                   ------------     -----------
      Equity in net income (loss) of USPEs         $   1,430        $    (797)
                                                   ============     ===========

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

Marine vessels: As of December 31, 1997 and 1996, the Partnership had an interest in an entity owning a dry bulk carrier marine vessel. During the years ended December 31, 1997 and 1996, revenues of $1.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.4 million.

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




                      (This space intentionally left blank)

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

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to Canadian-domiciled lessees consisted of various aircraft and railcars. During 1998, Canadian lease revenues accounted for 10% of the total lease revenues of wholly- and partially-owned equipment and accounted for $9.6 million of the total aggregate net income of $5.8 million for the Partnership. The primary reason for this is that the Partnership sold all the aircraft located in Canada during 1998 and realized a gain from the sale of these assets of $8.8 million.

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

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to lessees in the rest of the world consisted of marine vessels, marine containers, and a rig. During 1998, lease revenues for these operations accounted for 36% of the total lease revenues of wholly and partially owned equipment and generated a net loss of $0.3 million. The loss was due primarily to the double-declining balance method of depreciation on the portfolio of marine containers purchased during 1998, which results in greater depreciation in the first years an asset is owned.

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

(I)  Forward-Looking Information

Except for historical information contained herein, the discussion in this Form 10-K/A contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership's plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-K/A should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K/A. The Partnership's actual results could differ materially from those discussed here.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnership are listed in the Index to Financial Statements included in Item 14(a) of this Annual Report on Form 10-K/A.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (A) Transactions with Management and Others

         During 1998, the Partnership paid or accrued the following fees to FSI or its affiliates: management fees, $1.0 million; equipment acquisition fees, $0.6 million; and lease negotiation fees, $0.1 million. The
         Partnership reimbursed FSI or its affiliates $0.8 million for administrative and data processing services performed on behalf of the Partnership during 1998.

         During 1998, the USPEs paid or accrued the following fees to FSI or its affiliates (based on the Partnership's proportional share of ownership): management fees, $0.3 million, equipment acquisition fees, $0.7 million; lease negotiation fees, $0.1 million, and administrative and data processing services, $0.1 million. The USPEs also paid Transportation Equipment Indemnity Company Ltd. (TEI), a wholly-owned, Bermuda-based subsidiary of PLM International, $35,000 for insurance coverages during 1998; these amounts were paid substantially to third-party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International, which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI. The Partnership's proportional share of a refund of $14,000 was received from TEI during 1998 due to lower loss-of-hire and hull and machinery damage claims from a previous year.









                      (This space intentionally left blank)

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) 1.   Financial Statements

              The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K/A.

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

     10.2 Note Agreement, dated as of December 1, 1995, regarding $23.0 million of 7.27% senior notes due December 21, 2005. Incorporated by reference to the Partnership's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 20, 1996.

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


Dated: January 12, 2000                 PLM EQUIPMENT GROWTH & INCOME FUND VII
                                        PARTNERSHIP

                                        By: PLM Financial Services, Inc.
                                            General Partner


                                        By:  /s/ Douglas P. Goodrich
                                             Douglas P. Goodrich
                                             President and Director


                                        By:  /s/ Richard K Brock
                                             Richard K Brock
                                             Vice President and
                                             Corporate Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                          Capacity                          Date



*_______________________
Robert N. Tidball             Director, FSI                January 12, 2000



*_______________________
Douglas P. Goodrich           Director, FSI                January 12, 2000



*_______________________
Stephen M. Bess               Director, FSI                January 12, 2000


*Susan Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.


/s/ Susan C. Santo
Susan C. Santo
Attorney-in-Fact

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





/s/ KPMG LLP
SAN FRANCISCO, CALIFORNIA
March 12, 1999, except as to note 11,
  which is as of December 22, 1999.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                                 BALANCE SHEETS
                                  DECEMBER 31,
                 (in thousands of dollars, except unit amounts)



                                                                                       1998                 1997
                                                                                  -----------------------------------
  ASSET
  Equipment held for operating leases, at cost                                    $     97,404         $     76,609
  Less accumulated depreciation                                                        (46,578)             (34,326)
                                                                                  -----------------------------------
                                                                                        50,826               42,283
  Equipment held for sale                                                                   --                4,148
  -------------------------------------------------------------------------------------------------------------------
    Net equipment                                                                       50,826               46,431

  Cash and cash equivalents                                                                404                9,327
  Restricted cash                                                                          219                  191
  Accounts receivable, less allowance for doubtful accounts of
      $251 in 1998 and $522 in 1997                                                      1,893                  988
  Investments in unconsolidated special-purpose entities                                22,817               25,363
  Lease negotiation fees to affiliate, less accumulated
      amortization of $153 in 1998 and $222 in 1997                                        116                   93
  Debt issuance costs, less accumulated amortization
      of $78 in 1998 and $52 in 1997                                                       177                  202
  Prepaid expenses and other assets                                                         85                   28
                                                                                  -----------------------------------

        Total assets                                                              $     76,537         $     82,623
                                                                                  ===================================

  LIABILITIES AND PARTNERS' CAPITAL

  Liabilities
  Accounts payable and accrued expenses                                           $        657         $        642
  Due to affiliates                                                                      1,318                4,585
  Lessee deposits and reserve for repairs                                                1,530                1,823
  Notes payable                                                                         23,000               23,000
                                                                                  -----------------------------------
    Total liabilities                                                                   26,505               30,050
                                                                                  -----------------------------------

  Minority interests                                                                     3,785                1,511

  Partners' capital
  Limited partners (limited partnership units of 5,334,211 and
        5,370,297 as of December 31, 1998 and 1997, respectively)                       46,247               51,062
  General Partner                                                                           --                   --
                                                                                  -----------------------------------
    Total partners' capital                                                             46,247               51,062
                                                                                  -----------------------------------

        Total liabilities and partners' capital                                   $     76,537         $     82,623
                                                                                  ===================================










                 See accompanying notes to financial statements.




                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
         (in thousands of dollars, except weighted-average unit amounts)



                                                                    1998             1997            1996
                                                                -----------------------------------------------
  REVENUES

  Lease revenue                                                 $    17,851      $   15,755        $  15,839
  Interest and other income                                             380             327              435
  Net gain (loss) on disposition of equipment                           (31)          1,803               42
                                                                ------------------------------------------------
    Total revenues                                                   18,200          17,885           16,316
                                                                ------------------------------------------------

  EXPENSES

  Depreciation and amortization                                       9,461          10,613           11,019
  Repairs and maintenance                                             2,590           1,883            1,881
  Equipment operating expenses                                        2,637           1,312            1,058
  Insurance expense to affiliate                                          5              --              158
  Other insurance expenses                                              444             612              182
  Management fees to affiliate                                          978             867              922
  Interest expense                                                    1,668           1,691            1,681
  General and administrative expenses to affiliates                     762             704              621
  Other general and administrative expenses                             573             470              823
  Provision for (recovery of) bad debts                                 (92)            254              143
  Minority interests                                                   (157)           (192)               7
                                                                -----------------------------------------------
    Total expenses                                                   18,869          18,214           18,495
                                                                -----------------------------------------------

  Equity in net income (loss) of unconsolidated
      special-purpose entities                                        6,493           1,430             (797)
                                                                -----------------------------------------------
  Net income (loss)                                             $     5,824      $    1,101        $  (2,976)
                                                                ===============================================

  PARTNERS' SHARE OF NET INCOME (LOSS)

  Limited partners                                              $     5,317      $      593        $  (3,485)
  General Partner                                                       507             508              509
                                                                -----------------------------------------------

  Total                                                         $     5,824      $    1,101        $  (2,976)
                                                                ===============================================

  Net income (loss) per weighted-average limited
      partnership unit                                          $      0.99      $     0.11        $   (0.65)
                                                                -----------------------------------------------

  Cash distribution                                             $    10,127      $   10,176        $  10,178
                                                                ===============================================

  Cash distribution per weighted-average
      limited partnership unit                                  $      1.80      $     1.80        $    1.80
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



                                                      Limited            General
                                                      Partners           Partner            Total
                                                    --------------------------------------------------

    Partners' capital as of December 31, 1995       $   73,291        $        --        $   73,291

  Net income (loss)                                     (3,485)               509            (2,976)

  Cash distribution                                     (9,669)              (509)          (10,178)
                                                    --------------------------------------------------

    Partners' capital as of December 31, 1996           60,137                 --            60,137

  Net income                                               593                508             1,101

  Cash distribution                                     (9,668)              (508)          (10,176)
                                                    --------------------------------------------------

    Partners' capital as of December 31, 1997           51,062                 --            51,062

  Net income                                             5,317                507             5,824

  Repurchase of limited partnership units                 (512)                --              (512)

  Cash distribution                                     (9,620)              (507)          (10,127)

                                                    --------------------------------------------------
    Partners' capital as of December 31, 1998       $   46,247        $        --        $   46,247
                                                    ==================================================
















                 See accompanying notes to financial statements.




                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                            (in thousands of dollars)

                                                                               1998           1997           1996
                                                                           --------------------------------------------
  OPERATING ACTIVITIES

  Net income (loss)                                                        $    5,824     $     1,101    $    (2,976)
  Adjustments to reconcile net income (loss)
        to net cash provided by (used in ) operating activities:
    Depreciation and amortization                                               9,461          10,613         11,019
    Net (gain) loss on disposition of equipment                                    31          (1,803)           (42)
    Equity in net (income) loss from unconsolidated
      special-purpose entities                                                 (6,493)         (1,430            797
    Changes in operating assets and liabilities:
      Restricted cash                                                             (28)            (33)           242
      Accounts receivable, net                                                   (938)            355           (550)
      Prepaid expenses and other assets                                           (57)              7             29
      Accounts payable and accrued expenses                                        15             197            132
      Due to affiliates                                                           315              79            147
      Lessee deposits and reserve for repairs                                    (293)            327           (233)
      Minority interests                                                        2,274            (338)          (527)
                                                                           --------------------------------------------
        Net cash provided by operating activities                              10,111           9,075          8,038
                                                                           --------------------------------------------

  INVESTING ACTIVITIES

  Payments for purchase of equipment and capitalized repairs                  (13,465)         (3,701)        (9,007)
  Investment in and equipment purchased and placed in
      unconsolidated special-purpose entities                                 (14,721)           (683)        (8,029)
  Distribution from unconsolidated special-purpose entities                     8,958           6,529          7,238
  Payments of acquisition fees to affiliate                                      (605)           (162)          (402)
  Payments of lease negotiation fees to affiliate                                (134)            (36)           (90)
  Distributions from liquidation of unconsolidated special-purpose
      entities                                                                 14,802              --             --
  Proceeds from disposition of equipment                                          352           4,431            569
                                                                           --------------------------------------------
        Net cash (used in) provided by investing activities                    (4,813)          6,378         (9,721)
                                                                           --------------------------------------------

  FINANCING ACTIVITIES

  Payments due to affiliates                                                   (5,092)             --             --
  Cash received from affiliates                                                 1,510           3,582             --
  Cash distribution paid to limited partners                                   (9,620)         (9,668)        (9,669)
  Cash distribution paid to General Partner                                      (507)           (508)          (509)
  Repurchase of limited partnership units                                        (512)             --             --
  Proceeds from short-term note payable                                            --              --          2,000
  Principal payments on short-term note payable                                    --          (2,000)            --
  Payments of debt issuance costs                                                  --              --            (25)
                                                                           --------------------------------------------
        Net cash used in financing activities                                 (14,221)         (8,594)        (8,203)
                                                                           --------------------------------------------
  Net (decrease) increase in cash and cash equivalents                         (8,923)          6,859         (9,886)
  Cash and cash equivalents at beginning of year                                9,327           2,468         12,354
                                                                           --------------------------------------------
  Cash and cash equivalents at end of year                                 $      404     $     9,327    $     2,468
                                                                           ============================================

  Supplemental information
  Interest paid                                                            $    1,705     $     1,664    $     1,774
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

     INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

     The Partnership has interests in unconsolidated special-purpose entities (USPEs) that own transportation equipment. Where the Partnership owns greater than 50% of the assets within the USPE, the assets and liabilities are consolidated. Where the Partnership owns less than 50% of the assets within the USPE, the interests are accounted for using the equity method.

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

2.   GENERAL PARTNER AND TRANSACTIONS WITH AFFILIATES

     An officer of PLM Securities Corp., a wholly-owned subsidiary of the General Partner, contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI, subject to certain reductions, receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPEs equal to the lesser of (i) the fees that would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (A) for that equipment for which IMI provides only basic equipment management services,
     (a) 2% of the gross lease revenues, as defined in the agreement, attributable to equipment that is subject to full payout net leases and (b) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, and (B) for that equipment for which IMI provides supplemental equipment management services, 7% of the gross lease revenues attributable to such equipment. Partnership management fees payable were $0.1 million as of December 31, 1998 and 1997. The Partnership's proportional share of USPE management fees of $45,000 and $0.2 million were payable as of December 31, 1998 and 1997, respectively. The Partnership's proportional share of USPE management fee expense was $0.3 million during 1998, $0.4 million during 1997, and $0.3 million during 1996. The
     Partnership reimbursed FSI $0.8 million during 1998, $0.7 million during 1997, and $0.6 million during 1996 for data processing expenses and other administrative services performed on behalf of the Partnership. The Partnership's proportional share of USPE data processing and administrative expenses reimbursed to FSI was $0.1, $22,000 and $0.1 million during 1998, 1997, and 1996, respectively.

     The Partnership  paid  Transportation  Equipment  Indemnity  Company,  Ltd.
     (TEI), an affiliate of the General Partner that provides marine insurance coverage and other insurance brokerage services, $49,000 during 1998, and no fees for owned equipment were paid to TEI in 1997 or 1996. The Partnership's proportional share of USPE marine insurance coverage paid to TEI was $0 during 1998 and $0.1 million during 1997 and 1996. A substantial portion of this amount was paid to third-party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated programs and PLM International, which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI. The Partnership's proportional share of a refund of $14,000 was received during 1998, from lower loss-of-hire insurance claims from the insured USPEs and other insured affiliated programs. PLM International plans to liquidate TEI in 1999. TEI did not provide the same level of insurance coverage during 1998 as had been provided during previous years. These services were provided by an unaffiliated third party. PLM International plans to liquidate TEI in 1999.

     The Partnership and USPEs paid or accrued lease negotiation and equipment acquisition fees of $1.5 million, $0.2 million, and $0.9 million during 1998, 1997, and 1996, respectively, to TEC and WMS.

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

3.   EQUIPMENT

     The components of owned equipment as of December 31 are as follows (in thousands of dollars):

          Equipment Held for Operating Leases                1998              1997
  -----------------------------------------------------  -------------------------------

  Marine vessels                                         $    39,977       $   39,977
  Trailers                                                    17,280           18,111
  Aircraft                                                    15,933            8,305
  Rail equipment                                              10,084           10,063
  Marine containers                                            9,957               --
  Portable heaters                                             4,085               --
  Modular buildings                                               88              153
                                                         -------------------------------
                                                              97,404           76,609
  Less accumulated depreciation                              (46,578)         (34,326)
                                                         -------------------------------
                                                              50,826           42,283
  Equipment held for sale                                         --            4,148
                                                         -------------------------------
    Net equipment                                        $    50,826       $   46,431
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

     In addition, during 1998, the Partnership purchased a majority interest in an entity owning a portfolio of marine containers for $10.0 million, including acquisition and lease negotiation fees of $0.4 million that were paid to FSI. The remaining interest in this entity was purchased by an affiliated program.

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

4.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES (USPES)

     The net investment in USPEs includes the following jointly-owned equipment (and related assets and liabilities) as of December 31 (in thousands of dollars):

                                                                                      1998             1997
                                                                                ----------------------------

50% interest in a trust owning a MD-82 Stage III commercial aircraft            $    6,804               --
24% interest in a trust owning a 767-200ER Stage III commercial aircraft             4,341            4,824
33% interest in two trusts owning a total of three 737-200A Stage II commercial aircraft, two stage II aircraft engines, and
      a portfolio of aircraft rotables                                               4,102            8,036
50% interest in a trust owning a MD-82 Stage III commercial aircraft                 3,546              682
44% interest in an entity owning a dry bulk-carrier marine vessel                    2,211            2,439
10% interest in an entity owning a mobile offshore drilling unit                     1,450            1,712
50% interest in a trust that owned four  737-200A  Stage II commercial
      aircraft                                                                         222            4,362
25% interest in a trust that owned four 737-200A Stage II commercial
      aircraft                                                                         141            3,308
                                                                                -----------      -----------
 Net investments                                                                $   22,817       $   25,363
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

     The following summarizes the financial information for the USPEs and the Partnership's interest therein as of and for the year ended December 31 (in thousands of dollars):

                                            1998                          1997                         1996
                                               Net Interest                   NetInterest                 Net Interest
                                     Total          of            Total            of          Total           of
                                     USPEs      Partnership       USPEs       Partnership      USPEs      Partnership
                                ---------------------------   ---------------------------   ---------------------------
            Net Investments     $    70,189     $   22,817     $   95,973     $   25,363    $   105,804   $   29,779
            Lease revenues           23,461          7,233         32,824          9,613         30,239        9,015
            Net income (loss)        19,463          6,493         11,016          1,430         (3,549)        (797)


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




                      (This space intentionally left blank)

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

5.   OPERATING SEGMENTS (CONTINUED)

     The following tables present a summary of the operating segments (in thousands of dollars):

                                                      Portable    Marine
                                           Aircraft   Heater      Vessel   Trailer    Railcar    All
     For the Year Ended December 31, 1998   Leasing   Leasing     Leasing  Leasing    Leasing   Other<F1>1  Total
                                           --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  2,021  $    764   $  7,078  $  4,685   $  2,742  $    561   $ 17,851
       Interest income and other                 --        --         --        --         20       360        380
       Gain (loss) on disposition of             --        --         --       (12)         9       (28)       (31)
     equipment
                                           ------------------------------------------------------------------------
         Total revenues                       2,021       764      7,078     4,673      2,771       893     18,200

     COSTS AND EXPENSES
       Operations support                       309        --      3,715       866        742        44      5,676
       Depreciation and amortization          2,212       525      3,312     1,935        870       607      9,461
       Interest expense                           4        --         --        --         --     1,664      1,668
       Management fees to affiliate             101        38        354       272        195        18        978
       General and administrative expenses       70       (15)       142       527         72       539      1,335
       Provision for (recovery of) bad            2        --         --        45        (30)     (109)       (92)
        debts
       Minority interests                        --        --       (137)       --         --       (20)      (157)
                                           ------------------------------------------------------------------------
         Total costs and expenses             2,698       548      7,386     3,645      1,849     2,743     18,869
                                           ------------------------------------------------------------------------
     Equity in net income of USPEs            6,390        --         21        --         --        82      6,493
                                           ------------------------------------------------------------------------
     Net income (loss)                     $  5,713  $    216   $   (287) $  1,028   $    922  $ (1,768)  $  5,824
                                           ========================================================================

     Total assets as of December 31, 1998  $ 25,510  $  3,570   $ 19,104  $  9,258   $  5,645  $ 13,450   $ 76,537
                                           ========================================================================

                                                     Modular     Marine
                                           Aircraft  Building    Vessel   Trailer    Railcar   All
     For the Year Ended December 31, 1997  Leasing   Leasing    Leasing   Leasing    Leasing   Other<F2>2   Total
                                          --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  2,021  $    439   $  6,688  $  3,843   $  2,764  $     --   $ 15,755
       Interest income and other                 --         6         --        --         --       321        327
       Gain (loss) on disposition of             --     1,805         --        (2)        --        --      1,803
     equipment
                                           ------------------------------------------------------------------------
         Total revenues                       2,021     2,250      6,688     3,841      2,764       321     17,885

     COSTS AND EXPENSES
       Operations support                        20        13      2,402       568        770        34      3,807
       Depreciation and amortization          3,520       250      4,006     1,788      1,024        25     10,613
       Interest expense                          --        --         --        --         --     1,691      1,691
       Management fees to affiliate             101        11        334       232        189        --        867
       General and administrative expenses       30        --        105       454         82       503      1,174
       Provision for (recovery of) bad           --       224         --        57        (27)       --        254
     debts
       Minority interests                        --        --       (192)       --         --        --       (192)
                                           ------------------------------------------------------------------------
         Total costs and expenses             3,671       498      6,655     3,099      2,038     2,253     18,214
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs     1,721        --       (291)       --         --        --      1,430
                                           ------------------------------------------------------------------------
     Net income (loss)                     $     71  $  1,752   $   (258) $    742   $    726  $ (1,932)  $  1,101
                                           ========================================================================

     Total assets as of December 31, 1997  $ 29,752  $     77   $ 22,390  $ 11,456   $  6,486  $ 12,462   $ 82,623
                                           ========================================================================





<F1>
   1 Includes interest income and costs not identifiable to a particular segment, such as general and administrative, interest expense, and certain operations support expenses. Also includes lease revenues and gain from the sale of modular buildings and aggregate net income (loss) from an investment in an entity owning marine containers and an investment in an entity owning a mobile offshore drilling unit.
<F2>
   2 Includes interest income and costs not identifiable to a particular segment, such as general and administrative, interest expense, and certain operations support expenses.


                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

5.   OPERATING SEGMENTS (CONTINUED)

                                                     Modular     Marine
                                           Aircraft  Building    Vessel   Trailer    Railcar   All
     For the Year Ended December 31, 1996  Leasing   Leasing    Leasing   Leasing    Leasing   Other<F3>3    Total
                                           --------- ---------  --------- ---------  --------- ---------  -----------
     REVENUES
       Lease revenue                       $  2,124  $    731   $  7,491  $  2,855   $  2,638  $     --   $ 15,839
       Interest income and other                  3        --          1        --         --       431        435
       Gain on disposition of equipment          --        31         --        11         --        --         42
                                           ------------------------------------------------------------------------
         Total revenues                       2,127       762      7,492     2,866      2,638       431     16,316

     COSTS AND EXPENSES
       Operations support                        42       149      1,779       565        712        32      3,279
       Depreciation and amortization          2,661       568      4,879     1,779      1,142       (10)    11,019
       Interest expense                          --        --         --        --         --     1,681      1,681
       Managment fees to affiliate              106        53        408       173        182        --        922
       General and administrative expenses       18       131         72       412         78       733      1,444
       Provision for (recovery of) bad           --        (9)        --        95         57        --        143
     debts
       Minority interests                        --        --          7        --         --        --          7
                                           ------------------------------------------------------------------------
         Total costs and expenses             2,827       892      7,145     3,024      2,171     2,436     18,495
                                           ------------------------------------------------------------------------
     Equity in net loss of USPEs               (486)       --       (301)       --         --       (10)      (797)
                                           ------------------------------------------------------------------------
     Net income (loss)                     $ (1,186) $   (130)  $     46  $   (158)  $    467  $ (2,015)  $ (2,976)
                                           ========================================================================

     Total assets as of December 31, 1996  $ 36,545  $  2,806   $ 27,098  $  9,521   $  7,473  $  6,409   $ 89,852
                                           ========================================================================

-------------------------
<F3>
   3 Includes interest income and costs not identifiable to a particular segment, such as general and administrative, interest expense, and certain operations support expenses. Also includes the net loss from an interest in an entity owning a mobile offshore drilling unit.




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

     The table below sets forth lease revenues by geographic region for the Partnership's owned equipment and investments in USPEs, grouped by domicile of the lessee as of and for the years ended December 31 (in thousands of dollars):

                                              Owned Equipment                      Investments in USPEs
                                    -------------------------------------    -------------------------------------
                 Region                    1998         1997        1996           1998         1997        1996
       ----------------------------  -------------------------------------   -------------------------------------
       United States                  $   6,826   $    5,985  $    7,522      $   1,783   $       --  $       --
       Canada                             1,413        1,061         826          1,151        3,423       3,189
       South America                      2,021        2,021          --          1,231        1,181       1,181
       Europe                                --           --          --          1,560        3,530       3,530
       Rest of the world                  7,591        6,688       7,491          1,508        1,479       1,484
                                      -------------------------------------   -------------------------------------
           Lease revenues             $  17,851   $   15,755  $   15,839      $   7,233   $    9,613  $    9,384
                                      =====================================   =====================================

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

6.   GEOGRAPHIC INFORMATION (CONTINUED)


     The following table sets forth net income (loss) information by region for the owned equipment and investments in USPEs for the years ended December 31 (in thousands of dollars):

                                              Owned Equipment                      Investments in USPEs
                                    -------------------------------------  --------------------------------------

                 Region                 1998         1997        1996           1998         1997        1996
       ----------------------------  -------------------------------------   -------------------------------------
       United States                  $     479   $    1,885  $     (590)     $  (3,272)  $       --  $        --
       Canada                               372          258          89          9,273           91       (1,370)
       South America                        588         (544)         --            311           85          (97)
       Europe                                --           --          --             78        1,545          981
       Rest of the world                   (369)          11         348            103         (291)        (311)
                                      -------------------------------------   -------------------------------------
         Regional income (loss)           1,070        1,610        (153)         6,493        1,430         (797)
       Administrative and other          (1,739)      (1,939)     (2,026)            --           --           --
                                      =====================================   =====================================
         Net income (loss)            $    (669)  $     (329) $   (2,179)     $   6,493    $   1,430   $     (797)
                                      =====================================   =====================================



     The net book value of these  assets as of  December  31, are as follows (in thousands of dollars):

                                              Owned Equipment                      Investments in USPEs
                                    -------------------------------------  --------------------------------------
                 Region                    1998         1997        1996           1998         1997        1996
       ----------------------------  -------------------------------------   -------------------------------------
       United States                 $   19,248   $   15,500  $   29,199      $  10,350   $      682   $       --
       Canada                             2,554        2,519       2,608            363        7,669        9,612
       South America                      3,061        4,392          --          4,341        4,824        5,798
       Europe                                --           --          --          4,102        8,036        9,127
       Rest of the world                 25,963       19,872      23,846          3,661        4,152        5,242
                                     -------------------------------------   -------------------------------------
                                         50,826       42,283      55,653         22,817       25,363       29,779
       Equipment held for sale               --        4,148          --             --           --           --
                                     =====================================   =====================================
           Net book value            $   50,826   $   46,431  $   55,653      $   22,817   $  25,363   $   29,779
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

11.  RESTATEMENT

     The financial statements have been restated to reflect the consolidation of the Partnership's majority interests in greater than 50% owned USPE's previously reported under the equity method of accounting for the years ending December 31, 1998, 1997, and 1996.

     As a result of the consolidation, total assets, total liabilities, and minority interests changed as of December 31, 1998 and 1997 as follows:

                                      1998                          1997
                           As reported     Amended       As reported     Amended
                          ---------------------------   ------------------------
     Total assets          $ 72,174        $ 76,537      $ 80,469       $ 82,623
     Total liabilities       25,927          26,505        29,407         30,050
     Minority interests          --           3,785            --          1,511

     Additionally, as a result of the consolidation, total revenues, total expenses, and equity in net income (loss) of USPEs changed for the years ended December 31, 1998, 1997, and 1996 as follows:

                                              1998                          1997                       1996
                                  As reported     Amended       As reported    Amended      As reported   Amended
                                 --------------------------    --------------------------    --------------------------
         Total revenues             $14,872        $18,200        $14,735        $17,885        $12,703      $16,316
         Total expenses              14,932         18,869         14,355         18,214         14,799       18,495
         Equity in net income
         (loss) of USPEs              5,884          6,493            721          1,430           (880)        (797)
         Net income                 $ 5,824        $ 5,824        $ 1,101        $ 1,101         (2,976)      (2,976


     The consolidation of the Partnership's majority interests in USPE's did not change partners' capital or net income (loss) as of and for the years ending December 31, 1998, 1997, and 1996.

12.  SUBSEQUENT EVENT

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

    4.1    Amendment to Limited Partnership Agreement of Partnership    *

   10.1    Management Agreement between Partnership and PLM Investment
           Management, Inc.                                             *

   10.2    Note Agreement, dated as of December 1, 1995, regarding
           $23.0 million of 7.27% senior notes due December 21, 2005.   *

   10.3 Fourth Amended and Restated Warehousing Credit Agreement, dated as of December 15, 1998, with First Union National
           Bank.                                                        *

   24.     Powers of Attorney.                                          *







* Incorporated by reference. See page 29 of this report.