Form 10-Q/A
period 1999-03-31
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 2000-01-25
CIK 895234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                   FORM 10-Q/A




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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                               March 31,          December 31,
                                                                                1999                1998
                                                                           -----------------------------------
  ASSETS

  Equipment held for operating lease, at cost                              $      104,438       $       97,404
  Less accumulated depreciation                                                   (48,601)             (46,578)
                                                                           --------------------------------------
    Net equipment                                                                  55,837               50,826

  Cash and cash equivalents                                                           830                  404
  Restricted cash                                                                     269                  219
  Accounts receivable, less allowance for doubtful accounts
      of $286 in 1999 and $251 in 1998                                              2,297                1,893
  Investments in unconsolidated special-purpose entities                           17,632               22,817
  Deferred charges, net of accumulated amortization
      of $264 in 1999 and $231 in 1998                                                333                  293
  Prepaid expenses and other assets                                                   146                   85
                                                                           --------------------------------------

        Total assets                                                       $       77,344       $       76,537
                                                                           ======================================

  LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:
  Accounts payable and accrued expenses                                    $          896       $          657
  Due to affiliates                                                                 1,572                1,318
  Lessee deposits and reserve for repairs                                           1,400                1,530
  Notes payable                                                                    23,000               23,000
                                                                           --------------------------------------
    Total liabilities                                                              26,868               26,505

  Minority interests                                                                3,660                3,785

  Partners' capital:
  Limited partners (5,326,819 limited partnership units as of
      March 31, 1999 and 5,334,211 as of December 31, 1998)                        46,816               46,247
  General Partner                                                                      --                   --
                                                                           --------------------------------------
    Total partners' capital                                                        46,816               46,247
                                                                           --------------------------------------

        Total liabilities and partners' capital                            $       77,344       $       76,537
                                                                           ======================================














                 See accompanying notes to financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)


                                                                                    For the Three Months
                                                                                       Ended March 31,
                                                                                    1999            1998
                                                                                ------------------------------
  REVENUES

  Lease revenue                                                                 $    5,259        $   3,986
  Interest and other income                                                             40               53
  Net gain (loss) on disposition of equipment                                          (14)              33
                                                                                -----------------------------
    Total revenues                                                                   5,285            4,072
                                                                                ------------------------------
  Expenses

  Depreciation and amortization                                                      2,293            2,277
  Repairs and maintenance                                                              631              538
  Equipment operating expenses                                                         746              317
  Insurance expenses                                                                   135               62
  Management fees to affiliate                                                         282              221
  Interest expense                                                                     413              410
  General and administrative expenses to affiliates                                    190              180
  Other general and administrative expenses                                            138              131
  Provision for bad debts                                                               35               19
                                                                                -----------------------------
    Total expenses                                                                   4,863            4,155
                                                                                -----------------------------
  Minority interests                                                                    37               13

  Equity in net income of unconsolidated special-purpose entities                    2,726            5,712
                                                                                -----------------------------
  Net income                                                                    $    3,185            5,642
                                                                                ==============================

  Partners' share of net income

  Limited partners                                                              $    3,059        $   5,515
  General Partner                                                                      126              127
                                                                                ------------------------------

  Total                                                                         $    3,185        $   5,642
                                                                                ==============================

  Net income per weighted-average limited partnership unit                      $     0.57        $    1.03
                                                                                ==============================
  Cash distribution                                                             $    2,526        $   2,542
                                                                                ==============================

  Cash distribution per weighted-average
      limited partnership unit                                                  $     0.45        $    0.45
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



                                                             Limited              General
                                                             Partners             Partner               Total
                                                           -------------------------------------------------------

    Partners' capital as of December 31, 1997              $   51,062            $    --             $   51,062

  Net income                                                    5,317                507                  5,824

  Repurchase of limited partnership units                        (512)                --                   (512)

  Cash distribution                                            (9,620)              (507)               (10,127)
                                                           -------------------------------------------------------

    Partners' capital as of December 31, 1998                  46,247                 --                 46,247

  Net income                                                    3,059                126                  3,185

  Repurchase of limited partnership units                         (90)                --                    (90)

  Cash distribution                                            (2,400)              (126)                (2,526)
                                                           -------------------------------------------------------

    Partners' capital as of March 31, 1999                 $   46,816            $    --             $   46,816
                                                           =======================================================






























                 See accompanying notes to financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                      For the Three Months
                                                                                         Ended March 31,
                                                                                    1999            1998
                                                                                 ------------------------------

  Operating activities

 Net income                                                                      $    3,185      $    5,642
 Adjustments to reconcile net income
       to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                      2,293           2,277
   Net (gain) loss on disposition of equipment                                           14             (33)
   Equity in net income from unconsolidated special-purpose entities                 (2,726)         (5,712)
   Changes in operating assets and liabilities:
     Restricted cash                                                                    (50)           (202)
     Accounts receivable, net                                                          (404)             51
     Prepaid expenses and other assets                                                  (61)             (6)
     Accounts payable and accrued expenses                                              239             210
     Due to affiliates                                                                  179              11
     Lessee deposits and reserve for repairs                                           (130)            (59)
     Minority interests                                                                (125)            (22)
                                                                                 -----------------------------
       Net cash provided by operating activities                                      2,414           2,157
                                                                                 -----------------------------

 INVESTING ACTIVITIES

 Payments for purchase of equipment and capitalized improvements                     (7,182)         (3,013)
 Investment in and equipment purchased and placed in
     unconsolidated special-purpose entities                                             --          (6,518)
 Distribution from unconsolidated special-purpose entities                              965           4,942
 Distributions from liquidation of unconsolidated special-purpose entities            7,021          10,443
 Payments of acquisition fees to affiliate                                             (322)           (135)
 Payments of lease negotiation fees to affiliate                                        (72)            (30)
 Proceeds from disposition of equipment                                                 218             217
                                                                                 -------------------------------
       Net cash provided by investing activities                                        628           5,906
                                                                                 -------------------------------
 Financing activities

 Payments due to affiliates                                                              --          (3,582)
 Cash distribution paid to limited partners                                          (2,400)         (2,415)
 Cash distribution paid to General Partner                                             (126)           (127)
 Repurchase of limited partnership units                                                (90)           (415)
                                                                                 -----------------------------
       Net cash used in financing activities                                         (2,616)         (6,539)
                                                                                 -----------------------------
 Net increase in cash and cash equivalents                                              426           1,524
 Cash and cash equivalents at beginning of period                                       404           9,327
                                                                                 -----------------------------
 Cash and cash equivalents at end of period                                      $      830      $   10,851
                                                                                 =============================
 SUPPLEMENTAL INFORMATION

 Interest paid                                                                   $       --      $       29
                                                                                 =============================

                 See accompanying notes to financial statements.



                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

1.   OPINION OF MANAGEMENT

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth & Income Fund VII (the Partnership) as of March 31, 1999 and December 31, 1998, the statements of income for the three months ended March 31, 1999 and 1998, the statements of changes in partners' capital for the period from December 31, 1997 to March 31, 1999, and the statements of cash flows for the three months ended March 31, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K/A for the year ended December 31, 1998, on file at the Securities and Exchange Commission.

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

5.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

The balance due to affiliates as of March 31, 1999 included $0.2 million due to FSI and its affiliates for management fees and $1.4 million due to affiliated unconsolidated special-purpose entities (USPEs). The balance due to affiliates as of December 31, 1998 included $0.1 million due to FSI and its affiliates for management fees and $1.2 million due to an affiliated USPE.

The Partnership's proportional share of USPE-affiliated management fees of $0.1 million and $45,000 was payable as of March 31, 1999 and December 31, 1998, respectively.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

5.       TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (CONTINUED)

The Partnership's proportional share of the affiliated expenses incurred by the USPEs during 1999 and 1998 is listed in the following table (in thousands of dollars):

                                                      For the Three Months
                                                         Ended March 31,
                                                          1999       1998
                                                     ---------------------------
  Management fees                                   $      59      $      78
  Data processing and administrative
     expenses                                              24             33
  Insurance expense                                        --              2

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

6.   EQUIPMENT

The components of owned equipment were as follows (in thousands of dollars):

                                                March 31,           December 31,
                                                   1999                1998
                                              ----------------------------------

  Marine vessels                               $   39,977          $    39,977
  Marine containers                                17,230                9,957
  Trailers                                         17,203               17,280
  Aircraft                                         15,933               15,933
  Railcars                                          9,794               10,084
  Portable heaters                                  4,301                4,085
  Modular buildings                                    --                   88
                                               -----------         ------------
                                                  104,438               97,404
  Less accumulated depreciation                   (48,601)             (46,578)
                                               -----------         ------------
      Net equipment                            $   55,837          $    50,826
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

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

7.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):


                                                                                  March 31,       December 31,
                                                                                     1999             1998
                                                                                ------------------------------

50% interest in a trust owning a MD-82 Stage III commercial aircraft            $    6,370       $    6,804
24% interest in a trust owning a 767-200ER Stage III commercial aircraft             4,167            4,341
50% interest in a trust owning a MD-82 Stage III commercial aircraft                 3,186            3,546
44% interest in an entity owning a dry bulk-carrier marine vessel                    2,198            2,211
10% interest in an entity owning a mobile offshore drilling unit                     1,393            1,450
50% interest in a trust that owned four 737-200A Stage II commercial
    aircraft                                                                           193              222
25% interest in a trust that owned four 737-200A Stage II commercial
    aircraft                                                                           125              141
33% interest in two trusts that owned a total of three 737-200A Stage II commercial aircraft, two stage II aircraft engines, and
    a portfolio of aircraft rotables                                                    --            4,102
                                                                                -------------    -------------
 Net investments                                                                $   17,632       $   22,817
                                                                                =============    =============

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









                      (This space intentionally left blank)

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

8.   OPERATING SEGMENTS (CONTINUED)

The following tables present a summary of the operating segments (in thousands of dollars):

                                            Marine                                    Marine
                                            Vessel   Trailer    Aircraft  Railcar    Container  All
     For the quarter ended March 31,       Leasing   Leasing    Leasing   Leasing    Leasing    Other<F1>1   Total     1999
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  2,304  $    983   $    505  $    692   $    458  $    317   $  5,259
       Interest income and other                 --        --         --        --         --        40         40
       Gain (loss) on disposition of             --         4         --       (42)        --        24        (14)
         equipment
                                           ------------------------------------------------------------------------
         Total revenues                       2,304       987        505       650        458       381      5,285

     COSTS AND EXPENSES
       Operations support                     1,150       205          5       141         --        11      1,512
       Depreciation and amortization            690       390        345       188        507       173      2,293
       Interest expense                          --        --         --        --         --       413        413
       Management fees to affiliate             115        54         25        49         22        17        282
       General and administrative expenses       18       112          8        13          6       171        328
       Provision for (recovery of) bad           --        42         --        (4)        --        (3)        35
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             1,973       803        383       387        535       782      4,863
                                           ------------------------------------------------------------------------
     Minority interests                          37        --         --        --         --        --         37
     Equity in net income (loss) of USPEs       (22)       --      2,700        --         --        48      2,726
                                           ------------------------------------------------------------------------
     Net income (loss)                     $    346  $    184   $  2,822  $    263   $    (77) $   (353)  $  3,185
                                           ========================================================================

     Total assets as of March 31, 1999     $ 18,490  $  8,845   $ 20,055  $  5,304   $ 16,683  $  7,967   $ 77,344
                                           =========================================================================


                                            Marine                                   Portable
                                            Vessel   Trailer    Aircraft  Railcar     Heater
For the quarter ended March 31, 1999       Leasing   Leasing    Leasing   Leasing    Leasing   Other<F2>2  Total
   ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------
     Revenues
       Lease revenue                       $  1,557  $  1,200   $    505  $    691   $     18  $     15   $  3,986
       Interest income and other                 --        --         --        --         --        53         53
       Gain on disposition of equipment          --        33         --        --         --        --         33
                                           ------------------------------------------------------------------------
         Total revenues                       1,557     1,233        505       691         18        68      4,072

     Costs and expenses
       Operations support                       444       193        113       157         --        10        917
       Depreciation and amortization            829       498        634       217         88        11      2,277
       Interest expense                          --        --         --        --         --       410        410
       Management fees to affiliate              78        69         25        47          1         1        221
       General and administrative expenses       34       119         10        16         --       132        311
       Provision for (recovery of) bad           --         5         --        30         --       (16)        19
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             1,385       884        782       467         89       548      4,155
                                           ------------------------------------------------------------------------
     Minority interests                          13        --         --        --         --        --         13
     Equity in net income (loss) of USPEs       (62)       --      5,752        --         --        22      5,712
                                           ------------------------------------------------------------------------
     Net income (loss)                     $    123  $    349   $  5,475  $    224   $    (71) $   (458)  $  5,642
                                           ========================================================================

     Total assets as of March 31, 1998     $ 21,582  $ 10,809   $ 26,096  $  6,281   $  3,048  $ 14,049   $ 81,865
                                           ========================================================================


--------------------------
<F1>
1 Includes interest income and costs not identifiable to a particular segment, such as general and administrative, interest expense, and certain operations support. Also includes lease revenues from portable heaters and modular buildings and aggregate net income (loss) from an investment in an entity owning a mobile offshore drilling unit.
<F2>
2 Includes interest income and costs not identifiable to a particular segment, such as general and administrative, interest expense, and certain operations support. Also includes lease revenues from modular buildings and aggregate net income (loss) from an investment in an entity owning a mobile offshore drilling unit and an investment in an entity owning marine containers.

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

12.  Restatement

The financial statements have been restated to reflect the consolidation of the Partnership's majority interests in greater than 50% owned USPE's previously reported under the equity method of accounting for the period ending March 31, 1999.

As a result of the consolidation, total assets, total liabilities, and minority interests changed as of March 31, 1999 and December 31, 1998 as follows:



                                 1999                            1998
                        As reported      Amended       As reported    Amended
                        ---------------------------   --------------------------
Total assets           $ 73,190        $ 77,344      $ 72,174       $ 76,537
Total liabilities        26,374          26,868        25,927         26,505
Minority interests           --           3,660            --          3,785

                          PLM EQUIPMENT GROWTH FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

12.  RESTATEMENT (CONTINUED)

Additionally, as a result of the consolidation, total revenues, total expenses, minority interests, and equity in net income of USPEs changed for the three months ended March 31, 1999 and 1998 as follows:

                                     1999                            1998
                          As reported      Amended      As reported     Amended
                          ---------------------------   ------------------------
Total revenues            $  4,214       $  5,285       $  3,307       $  4,072
Total expenses               3,604          4,863          3,325          4,155
Minority interests              --             37             --             13
Equity in net income
  of USPEs                   2,575          2,726          5,660          5,712
Net income                $  3,185       $  3,185       $  5,642       $  5,642

The consolidation of the Partnership's majority interests in USPE's did not change partners' capital or net income.




















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

                                           For the Three Months
                                             Ended March 31,
                                            1999             1998
                                         ----------------------------

  Marine vessels                         $  1,154         $  1,113
  Trailers                                    778            1,007
  Railcars                                    551              534
  Aircraft                                    500              392
  Marine containers                           458               --
  Portable heaters                            312               18
  Modular buildings                             5               15

Marine vessels: Marine vessel lease revenues and direct expenses were $2.3 million and $1.2 million, respectively, for the three months ended March 31, 1999, compared to $1.6 million and $0.4 million, respectively, during the same period of 1998. Lease revenues and direct expenses increased during the first quarter of 1999, when compared to the same period of 1998, due to a change in the lease arrangement for the Partnership's marine vessels. During the first quarter of 1998, the marine vessels were operating under bareboat charters in which the lessee pays a flat lease rate and also pays for certain operating expenses while on lease. During the first quarter of 1999, the marine vessels were operating under a lease arrangement in which the lessee pays a higher lease rate, however, the Partnership now pays for all operating expenses. The increase in marine vessel contribution was due to the increase in the lease revenues exceeding the increase in operating expenses.

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

Marine containers: Lease revenues and direct expenses for marine containers were $0.5 million and $0, respectively, for the three months ended March 31, 1999. The increase in marine containers contribution was due entirely to the purchase of equipment during March 1999.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses were $3.4 million for the three months ended March 31, 1999, a increase from $3.2 million for the same period in 1998. The $0.1 million increase in indirect expenses was primary due to an increase in management fees to affiliate due to higher lease revenues earned during 1999.

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

(D)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities
     (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                                              For the Three Months
                                                                                 Ended March 31,
                                                                             1999              1998
                                                                           ----------------------------

  Aircraft, rotable components, and aircraft engines                       $  2,700         $  5,752
  Mobile offshore drilling unit                                                  48               22
  Marine vessels                                                                (22)             (62)
                                                                           ---------        ----------
    Equity in net income of USPEs                                          $  2,726         $  5,712
                                                                           =========        ==========


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

Marine vessels: During the three months ended March 31, 1999 and 1998, lease revenues of $0.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million. The increase in marine vessel contribution was lower depreciation expense as a result of the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

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

(VI)  FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, this Form 10-Q/A contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership's plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-Q/A should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q/A. The Partnership's actual results could differ materially from those discussed here.

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



                          PLM EQUIPMENT GROWTH & INCOME FUND VII

                          By:      PLM Financial Services, Inc.
                                   General Partner



Date: January 25, 2000     By:     /s/ Richard K Brock
                                   -------------------------
                                   Richard K Brock
                                   Vice President and
                                   Corporate Controller