Form 10-Q/A
period 1999-06-30
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 2000-01-25
CIK 895234

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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                               June 30,           December 31,
                                                                                1999                1998
                                                                           -----------------------------------
  ASSETS
  Equipment held for operating lease, at cost                              $      102,110       $       97,404
  Less accumulated depreciation                                                   (49,657)             (46,578)
                                                                           --------------------------------------
    Net equipment                                                                  52,453               50,826

  Cash and cash equivalents                                                         2,297                  404
  Restricted cash                                                                      --                  219
  Accounts receivable, less allowance for doubtful accounts
      of $965 in 1999 and $251 in 1998                                              1,688                1,893
  Investments in unconsolidated special-purpose entities                           21,248               22,817
  Deferred charges, net of accumulated amortization
      of $296 in 1999 and $231 in 1998                                                305                  293
  Prepaid expenses and other assets                                                    20                   85
                                                                           --------------------------------------

        Total assets                                                       $       78,011       $       76,537
                                                                           ======================================

  LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:
  Accounts payable and accrued expenses                                    $          422       $          657
  Due to affiliates                                                                   533                1,318
  Lessee deposits and reserve for repairs                                           1,473                1,530
  Notes payable                                                                    23,000               23,000
                                                                           --------------------------------------
    Total liabilities                                                              25,428               26,505

  Minority Interests                                                                3,609                3,785

  Partners' capital:
  Limited partners (5,324,319 limited partnership units as of
      June 30, 1999 and 5,334,211 as of December 31, 1998)                         48,974               46,247
  General Partner                                                                      --                   --
                                                                           --------------------------------------
    Total partners' capital                                                        48,974               46,247
                                                                           --------------------------------------

        Total liabilities and partners' capital                            $       78,011       $       76,537
                                                                           ======================================








                 See accompanying notes to financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)


                                                       For the Three Months               For the Six Months
                                                          Ended June 30,                    Ended June 30,
                                                       1999           1998               1999            1998
                                                    --------------------------------------------------------------
  REVENUES

  Lease revenue                                     $   5,207      $   4,183         $  10,466     $    8,168
  Interest and other income                                20             87                60            140
  Net gain (loss) on disposition of equipment              18             (1)               4              33
                                                    --------------------------------------------------------------
      Total revenues                                    5,245          4,269            10,530           8,341
                                                    --------------------------------------------------------------

  EXPENSES

  Depreciation and amortization                         2,609          2,243             4,902           4,520
  Repairs and maintenance                                 608            526             1,239           1,064
  Equipment operating expense                             755            471             1,500             788
  Insurance expense                                       108             66               243             128
  Management fees to affiliate                            239            232               521             454
  Interest expense                                        423            422               836             832
  General and administrative expenses
        to affiliates                                     190            190               381             370
  Other general and administrative expenses               149            156               287             287
  Provision for bad debts                                 680             23               716              42
                                                    --------------------------------------------------------------
      Total expenses                                    5,761          4,329            10,625           8,485
                                                    --------------------------------------------------------------

  Minority interests                                       53             32                91              45

  Equity in net income of unconsolidated
        special-purpose entities                        5,174          2,238             7,900           7,951
                                                    --------------------------------------------------------------

  Net income                                        $   4,711      $   2,210         $   7,896     $     7,852

  PARTNERS' SHARE OF NET INCOME

  Limited partners                                  $   4,585      $   2,083         $   7,644     $     7,598
  General Partner                                         126            127               252             254
                                                    --------------------------------------------------------------

  Total                                             $   4,711      $   2,210         $   7,896     $     7,852
                                                    ==============================================================

  Net income per weighted-average
        limited partnership unit                    $    0.86      $    0.39         $    1.43     $      1.42
                                                    ==============================================================

  Cash distributions                                $   2,523      $   2,529         $   5,049     $     5,071
                                                    ==============================================================

  Cash distributions per weighted-average
        limited partnership unit                    $    0.45      $    0.45         $    0.90     $      0.90
                                                    ==============================================================




                 See accompanying notes to financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                FOR THE PERIOD FROM DECEMBER 31 TO JUND 30, 1999
                           (in thousands of dollars)


                                                             Limited              General
                                                             Partners             Partner               Total
                                                           -------------------------------------------------------

    Partners' capital as of December 31, 1997              $   51,062            $    --             $   51,062

  Net income                                                    5,317                507                  5,824

  Repurchase of limited partnership units                        (512)                --                   (512)
  Cash distribution                                            (9,620)              (507)               (10,127)
                                                           -------------------------------------------------------

    Partners' capital as of December 31, 1998                  46,247                 --                 46,247

  Net income                                                    7,644                252                  7,896

  Repurchase of limited partnership units                        (120)                --                   (120)

  Cash distribution                                            (4,797)              (252)                (5,049)
                                                           -------------------------------------------------------

    Partners' capital as of June 30, 1999                  $   48,974            $    --             $   48,974
                                                           =======================================================









                 See accompanying notes to financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                      For the Six Months
                                                                                         Ended June 30,
                                                                                    1999            1998
                                                                                 ------------------------------
OPERATING ACTIVITIES

 Net income                                                                      $    7,896      $    7,852
 Adjustments to reconcile net income
       to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                      4,902           4,520
   Net gain on disposition of equipment                                                  (4)            (33)
   Equity in net income from unconsolidated special-purpose entities                 (7,900)         (7,951)
   Changes in operating assets and liabilities:
     Restricted cash                                                                     --              (2)
     Accounts receivable, net                                                           205            (215)
     Prepaid expenses and other assets                                                   65             (92)
     Accounts payable and accrued expenses                                             (235)           (154)
     Due to affiliates                                                                  185              53
     Lessee deposits and reserve for repairs                                            (57)           (382)
     Minority interests                                                                (176)            (82)
                                                                                 -----------------------------
       Net cash provided by operating activities                                      4,881           3,514
                                                                                 -----------------------------

 INVESTING ACTIVITIES

 Payments for purchase of equipment and capitalized improvements                     (7,777)         (3,020)
 Investment in and equipment purchased and placed in
     unconsolidated special-purpose entities                                         (8,974)        (14,720)
 Distribution from unconsolidated special-purpose entities                            1,837           6,605
 Distributions from liquidation of unconsolidated special-purpose entities           15,855          14,802
 Payments of acquisition fees to affiliate                                             (342)           (135)
 Payments of lease negotiation fees to affiliate                                        (76)            (30)
 Proceeds from disposition of equipment                                               1,658             268
                                                                                 -----------------------------
       Net cash provided by investing activities                                      2,181           3,770
                                                                                 -----------------------------
 FINANCING ACTIVITIES

 Payments due to affiliates                                                              --          (3,582)
 Cash received from affiliates                                                           --           1,511
 Cash distribution paid to limited partners                                          (4,797)         (4,817)
 Cash distribution paid to General Partner                                             (252)           (254)
 Repurchase of limited partnership units                                               (120)           (513)
                                                                                 -----------------------------
       Net cash used in financing activities                                         (5,169)         (7,655)
                                                                                 -----------------------------

 Net increase (decrease) in cash and cash equivalents                                 1,893            (371)
 Cash and cash equivalents at beginning of period                                       404            9,327
                                                                                  -----------------------------
 Cash and cash equivalents at end of period                                      $    2,297      $    8,956
                                                                                 ==============================

 SUPPLEMENTAL INFORMATION

 Interest paid                                                                   $      836      $      869
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

5.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

The balance due to affiliates as of June 30, 1999 included $0.2 million due to FSI and its affiliates for management fees and $0.3 million due to affiliated unconsolidated special-purpose entities (USPEs). The balance due to affiliates as of December 31, 1998 included $0.1 million due to FSI and its affiliates for management fees and $1.2 million due to an affiliated USPE.

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

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

5.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (CONTINUED)

The Partnership's proportional share of USPE-affiliated management fees of $0.1 million and $45,000 was payable as of June 30, 1999 and December 31, 1998, respectively.

The Partnership's proportional share of the affiliated expenses incurred by the USPEs during 1999 and 1998 is listed in the following table (in thousands of dollars):

                                                       For the Three Months               For the Six Months
                                                          Ended June 30,                    Ended June 30,
                                                       1999           1998               1999           1998
                                                    --------------------------------------------------------------
  Management fees                                   $      46      $      81          $    105         $   159
  Data processing and administrative
     expenses                                              15             25                38              58
  Insurance expense                                        --              8                --              10


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

6.   EQUIPMENT

The components of owned equipment were as follows (in thousands of dollars):

                                                June 30,           December 31,
                                                   1999                1998
                                              ----------------------------------

  Marine vessels                               $   39,977          $    39,977
  Trailers                                         17,106               17,280
  Aircraft                                         13,112               15,933
  Railcars                                          9,778               10,084
  Marine containers                                17,836                9,957
  Portable heaters                                  4,301                4,085
  Modular buildings                                    --                   88
                                               -----------         ------------
                                                  102,110               97,404
  Less accumulated depreciation                   (49,657)             (46,578)
                                               -----------         ------------
      Net equipment                            $   52,453          $    50,826
                                               ===========         ============

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

During the six months ended June 30, 1999, the Partnership purchased a portfolio of portable heaters for $0.2 million, including acquisition fees of $9,000, and marine containers for $7.3 million, including acquisition fees of $0.3 million. The Partnership also increased its majority interest in a portfolio of marine containers by $0.6 million including acquisition fees of $20,000. All acquisition fees were paid to FSI.

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

7.   Investments in Unconsolidated Special-Purpose Entities

The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                                   June 30,        December 31,
                                                                                     1999             1998
                                                                                ------------------------------

38% interest in a trust owning a Boeing 737-300 Stage III commercial
    aircraft                                                                    $    8,726       $       --
50% interest in a trust owning a MD-82 Stage III commercial aircraft                 5,935            6,804
50% interest in a trust owning a MD-82 Stage III commercial aircraft                 2,732            3,546
44% interest in an entity owning a dry bulk-carrier marine vessel                    2,122            2,211
10% interest in an entity owning a mobile offshore drilling unit                     1,332            1,450
50% interest in a trust that owned four  737-200A  Stage II
    commercial aircraft                                                                172              222
24% interest in a trust that owned a 767-200ER Stage III commercial
    aircraft                                                                           119            4,341
25% interest in a trust that owned four 737-200A Stage II commercial
    aircraft                                                                           110              141
33% interest in two trusts that owned a total of three 737-200A Stage II commercial aircraft, two stage II aircraft engines, and
    a portfolio of aircraft rotables                                                    --            4,102
                                                                                ------------     -----------
 Net investments                                                                $   21,248       $   22,817
                                                                                ============     ===========


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

During the six months ended June 30, 1999, the Partnership purchased an interest in a trust owning a Boeing 737-300 Stage III commercial aircraft for $9.0 million including acquisition fees of $0.4 million that was paid to FSI for the purchase of this equipment. The remaining interest in this trust was purchased by an affiliated program.

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

The following tables present a summary of the operating segments (in thousands of dollars):

                                            Marine                                    Marine
                                            Vessel   Trailer    Aircraft  Railcar    Container  All
For the quarter ended June 30, 1999        Leasing   Leasing    Leasing   Leasing    Leasing    Other<F1>1   Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  1,925  $  1,050   $    469  $    648   $    809  $    306   $  5,207
       Interest income and other                 --        --         --        --         --        20         20
       Gain on disposition of equipment          --         4          2        12         --        --         18
                                           ------------------------------------------------------------------------
         Total revenues                       1,925     1,054        471       660        809       326      5,245

     Costs and expenses
       Operations support                     1,055       247          5       153         --        11      1,471
       Depreciation and amortization            691       400        345       184        822       167      2,609
       Interest expense                          --        --         --        --         --       423        423
       Management fees to affiliate              97        54         20        46         41       (19)       239
       General and administrative expenses       30       141         12        14          5       137        339
       Provision for (recovery of) bad           --        52         --        (5)        --       633        680
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             1,873       894        382       392        868     1,352      5,761
                                           ------------------------------------------------------------------------
     Minority interests                          52        --         --        --          1        --         53
     Equity in net income (loss) of USPEs        --        --      5,124        --         --        50      5,174
                                           ------------------------------------------------------------------------
     Net income (loss)                     $    104  $    160   $  5,213  $    268   $    (58) $   (976)  $  4,711
                                           ========================================================================

     Total assets as of June 30, 1999      $ 17,689  $  8,583   $ 22,593  $  5,113   $ 16,482  $  7,551   $ 78,011
                                          ========================================================================

<F1>
-------------------
1 Includes interest income and costs not identifiable to a particular segment, such as general and administrative, interest expense, and certain operations support. Also includes lease revenues and expenses such as operations support, depreciation and amortization, management fees, general and administrative expenses from portable heaters and modular buildings and aggregate net income
(loss) from an investment in an entity owning a mobile offshore drilling unit.



                                            Marine
                                            Vessel   Trailer    Aircraft  Railcar    All
For the quarter ended June 30, 1998         Leasing   Leasing    Leasing   Leasing    Other<F1>1   Total
     ----------------------------------    --------- ---------  --------- ---------  --------- -----------

     REVENUES
       Lease revenue                       $  1,575  $  1,170   $    505  $    691   $    242  $  4,183
       Interest income and other                 --        --         --        --         87        87
       Gain (loss) on disposition of             --       (10)        --         9         --        (1)
        equipment
                                           -------------------------------------------------------------
         Total revenues                       1,575     1,160        505       700        329     4,269

     COSTS AND EXPENSES
       Operations support                       674       211          6       161         11     1,063
       Depreciation and amortization            829       483        572       217        142     2,243
       Interest expense                          --        --          4        --        418       422
       Management fees to affiliate              78        67         25        50         12       232
       General and administrative expenses       35       130         31        16        134       346
       Provision for (recovery of) bad           --        44          2       (28)         5        23
     debts
                                           -------------------------------------------------------------
         Total costs and expenses             1,616       935        640       416        722     4,329
                                           -------------------------------------------------------------
     Minority interests                          32        --         --        --         --        32
     Equity in net income (loss) of USPEs        (4)       --      2,228        --         14     2,238
                                           -------------------------------------------------------------
     Net income (loss)                     $    (13 )$    225   $  2,093  $    284   $   (379 )$  2,210
                                           =============================================================
     Total assets as of June 30, 1998      $ 20,945  $ 10,490   $ 29,987  $  6,063   $ 14,770  $ 82,255
                                           =============================================================



<F1>
----------------------
1 Includes interest income and costs not identifiable to a particular segment, such as general and administrative, interest expense, and certain operations support. Also includes lease revenues and expenses such as operations support, depreciation and amortization, management fees, general and administrative expenses from portable heaters and modular buildings and aggregate net income
(loss) from an investment in an entity owning a mobile offshore drilling unit.

                          PLM EQUIPMENT GROWTH FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

8.   OPERATING SEGMENTS (CONTINUED)

                                            Marine                                    Marine
     For the six months ended               Vessel   Trailer    Aircraft  Railcar    Container  All
           June 30, 1999                   Leasing   Leasing    Leasing   Leasing    Leasing    Other<F1>1
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  4,229  $  2,032   $    974  $  1,340   $  1,267  $    624   $ 10,466
       Interest income and other                 --        --         --        --         --        60         60
       Gain (loss) on disposition of             --         8          2       (30)        --        24          4
     equipment
                                           ------------------------------------------------------------------------
         Total revenues                       4,229     2,040        976     1,310      1,267       708     10,530

     COSTS AND EXPENSES
       Operations support                     2,204       452         10       293         --        23      2,982
       Depreciation and amortization          1,381       790        690       372      1,329       340      4,902
       Interest expense                          --        --         --        --         --       836        836
       Management fees to affiliate             212       108         45        95         63        (2)       521
       General and administrative expenses       50       254         20        28         10       306        668
       Provision for (recovery of) bad           --        94         --        (9)        --       631        716
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             3,847     1,698        765       779      1,402     2,134     10,625
                                           ------------------------------------------------------------------------
     Minority interests                          90        --         --        --          1        --         91
     Equity in net income (loss) of USPEs       (22)       --      7,824        --         --        98      7,900
                                           ------------------------------------------------------------------------
     Net income (loss)                     $    450  $    342   $  8,035  $    531   $   (134) $ (1,328)  $  7,896
                                           ========================================================================

     Total assets as of June 30, 1999      $ 17,689  $  8,583   $ 22,593  $  5,113   $ 16,482  $  7,551   $ 78,011
                                           ========================================================================

<F1>
-----------------------
1 Includes interest income and costs not identifiable to a particular segment, such as general and administrative, interest expense, and certain operations support. Also includes lease revenues and expenses such as operations support, depreciation and amortization, management fees, general and administrative expenses from portable heaters and modular buildings and aggregate net income
(loss) from an investment in an entity owning a mobile offshore drilling unit.



                                            Marine
     For the six months ended               Vessel   Trailer    Aircraft  Railcar    All
           June 30, 1998                   Leasing   Leasing    Leasing   Leasing    Other<F1>1  Total
     ----------------------------------    --------- ---------  --------- ---------  --------- -----------

     REVENUES
       Lease revenue                       $  3,131  $  2,370   $  1,011  $  1,381   $    275  $  8,168
       Interest income and other                 --        --         --        --        140       140
       Gain on disposition of equipment          --        24         --         9         --        33
                                           -------------------------------------------------------------
         Total revenues                       3,131     2,394      1,011     1,390        415     8,341

     Costs and expenses
       Operations support                     1,117       404        119       318         22     1,980
       Depreciation and amortization          1,658       981      1,206       435        240     4,520
       Interest expense                          --        --          4        --        828       832
       Management fees to affiliate             157       135         50        97         15       454
       General and administrative expenses       69       249         41        32        266       657
       Provision for (recovery of) bad           --        49          2         2        (11)       42
     debts
                                           -------------------------------------------------------------
         Total costs and expenses             3,001     1,818      1,422       884      1,360     8,485
                                           -------------------------------------------------------------
     Minority interests                          45        --         --        --         --        45
     Equity in net income (loss) of USPEs       (66)       --      7,980        --         37     7,951
                                           -------------------------------------------------------------
     Net income (loss)                     $    109  $    576   $  7,569  $    506   $   (908 )$  7,852
                                           =============================================================

     Total assets as of June 30, 1998      $ 20,945  $ 10,490   $ 29,987  $  6,063   $ 14,770  $ 82,255
                                           =============================================================


<F1>
---------------------------
1 Includes interest income and costs not identifiable to a particular segment, such as general and administrative, interest expense, and certain operations support. Also includes lease revenues and expenses such as operations support, depreciation and amortization, management fees, general and administrative expenses from portable heaters and modular buildings and aggregate net income
(loss) from an investment in an entity owning a mobile offshore drilling unit.


                          PLM EQUIPMENT GROWTH FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

9.   DEBT

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

                          PLM EQUIPMENT GROWTH FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

12.  RESTATEMENT

The financial statements have been restated to reflect the consolidation of the Partnership's majority interests in greater than 50% owned USPE's previously reported under the equity method of accounting for the period ending June 30, 1999.

As a result of the consolidation, total assets, total liabilities, and minority interests changed as of June 30, 1999 and December 31, 1998 as follows:

                                  1999                          1998
                         As reported      Amended       As reported    Amended
                        ---------------------------   --------------------------
     Total assets         $ 73,870        $ 78,011     $ 72,174       $ 76,537
     Total liabilities      24,896          25,428       25,927         26,505
     Minority interests         --           3,609           --          3,785

Additionally, as a result of the consolidation, total revenues, total expenses, minority interests, and equity in net income of USPEs changed for the three months ended June 30, 1999 and 1998 as follows:

                                   1999                            1998
                         As reported       Amended      As reported     Amended
                       ---------------------------   ---------------------------
Total revenues            $  4,324       $  5,245       $  3,489       $  4,269
Total expenses               4,575          5,761          3,389          4,329
Minority interests              --             53             --             32
Equity in net income
  of SPEs                    4,962          5,174          2,110          2,238
Net income                $  4,711       $  4,711       $  2,210       $  2,210

Total revenues, total expenses, minority interests, and equity in net income of USPEs changed for the six months ended June 30, 1999 and 1998 as follows:

                                    1999                            1998
                           As reported   Amended        As reported     Amended
                         ---------------------------   -------------------------
Total revenues            $  8,538       $ 10,530        $ 6,796       $  8,341
Total expenses               8,180         10,625          6,714          8,485
Minority interests              --             91             --             45
Equity in net income
 of USPEs                    7,538          7,900          7,770          7,951
Net income                 $ 7,896       $  7,896       $  7,852       $  7,852

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

                                                For the Three Months
                                                   Ended June 30,
                                                1999             1998
                                             ----------------------------

  Marine vessels                             $    870        $     901
  Marine containers                               809               --
  Trailers                                        803              959
  Railcars                                        495              529
  Aircraft                                        464              499
  Portable heaters                                301              231
  Modular buildings                                 5               11

Marine vessels: Marine vessel lease revenues and direct expenses were $1.9 million and $1.1 million, respectively, for the three months ended June 30, 1999, compared to $1.6 million and $0.7 million, respectively, during the same period of 1998. Lease revenues and direct expenses increased during the second quarter of 1999, when compared to the same period of 1998, due to a change in the lease arrangement for two of the Partnership's three marine vessels. During the second quarter of 1998, two of the three marine vessels were operating under bareboat charters in which the lessee pays a flat lease rate and also pays for certain operating expenses while on lease. During the second quarter of 1999, these two marine vessels were operating under a lease arrangement in which the lessee pays a higher lease rate, however, the Partnership now pays for all operating expenses. As a result of the change in lease arrangement, lease revenues for the two marine vessels increased $0.6 million and direct expenses increased $0.5 million during 1999, when compared to the same period of 1998. For the remaining marine vessel in which the Partnership has a majority interest, lease revenues decreased $0.3 million due to lower lease rates and direct expenses decreased $0.1 million due to lower repairs and maintenance.

Marine containers: Lease revenues and direct expenses for marine containers were $0.8 million and $0, respectively, for the three months ended June 30, 1999. The increase in marine containers contribution was due to the purchase of this equipment during March 1999.

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

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $4.3 million for the three months ended June 30, 1999 increased from $3.3 million for the same period in 1998. Significant variances are explained as follows:

     (i) an increase of $0.7 million in the provision for bad debts based on the
General  Partner's   evaluation  of  the   collectability  of  receivables  due,
primarily, from certain lessees that are currently leasing portable heaters.

     (ii)A $0.4 million increase in depreciation and amortization expenses from 1998 levels primarily reflects the purchase of certain assets during 1999 and 1998 offset, in part, by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

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

(D)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities
     (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                          For the Three Months
                                                              Ended June 30,
                                                          1999            1998
                                                       -------------------------

Aircraft, rotable components, and aircraft engines  $  5,124         $  2,228
Mobile offshore drilling unit                             50               14
Marine vessels                                             -               (4)
                                                      --------------------------
  Equity in net income of USPEs                     $  5,174         $  2,238
                                                      ==========================

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

Marine vessels: During the three months ended June 30, 1999, lease revenues of $0.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million. During the same period of 1998, lease revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.3 million. Lease revenues decreased $0.1 million due to lower lease rates. Operating expenses decreased $0.1 million due to lower repairs and maintenance and lower operating costs when compared to the same period of 1998.

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

                                       For the Six Months
                                          Ended June 30,
                                       1999             1998
                                     ----------------------------

  Marine vessels                     $  2,025            2,014
  Trailers                              1,580            1,966
  Marine containers                     1,267               --
  Rail equipment                        1,047            1,063
  Aircraft                                964              892
  Portable heaters                        614              249
  Modular buildings                        10               26

Marine vessels: Marine vessel lease revenues and direct expenses were $4.2 million and $2.2 million, respectively, for the six months ended June 30, 1999, compared to $3.1 million and $1.1 million, respectively, during the same period of 1998. During the six months ended June 30, 1998, two of the Partnership's marine vessels were operating under bareboat charters in which the lessee pays a flat lease rate and also pays for certain operating expenses while on lease. During the six months ended June 30, 1999, these two marine vessels were operating under a lease arrangement in which the lessee pays a higher lease rate, however, the Partnership now pays for all operating expenses. The increase in marine vessel contribution from these two marine vessels was due to the increase in the lease revenues of $1.5 million from the new lease arrangement exceeding the increase in operating expenses of $1.1 million. The remaining marine vessel, of which the Partnership has a majority interest, earned a lower lease rate that caused lease revenues for this marine vessel to decrease $0.4 million during the six months ended June 30, 1999 when compared to the same period of 1998. Direct expenses for this marine vessel remained relatively the same for both periods during the six months ended June 30, 1999 and 1998.

Trailers: Trailer lease revenues and direct expenses were $2.0 million and $0.5 million, respectively, for the six months ended June 30, 1999, compared to $2.4 million and $0.4 million, respectively, during the same period of 1998. The decrease in trailer contribution of was primarily due to lower utilization revenues earned on the Partnership's over-the-road dry trailers.

Marine containers: Lease revenues and direct expenses for marine containers were $1.3 million and $0, respectively, for the six months ended June 30, 1999. The increase in marine containers contribution was due to the purchase of this equipment during March 1999.

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

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $7.6 million for the six months ended June 30, 1999, increased from $6.5 million for the same period in 1998. Significant variances are explained as follows:

     (i) A $0.7 million increase due to the increase in the provision for bad debts based on the General Partner's evaluation of the collectability of receivables due, primarily, from certain lessees that are currently leasing portable heaters.

     (ii)A $0.4 million increase in depreciation and amortization expenses from 1998 levels primarily reflects the increase of $1.3 million caused by the purchase of marine containers during 1999 and 1998 offset in part, by a decrease of approximately $0.9 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

     (iii) A $0.1 million increase in management fees to affiliate was due to higher lease revenues.

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

(D)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                          For the Six Months
                                                             Ended June 30,
                                                         1999             1998
                                                        ------------------------

Aircraft, rotable components, and aircraft engines    $  7,824       $  7,980
Mobile offshore drilling unit                               98             37
Marine vessels                                             (22)           (66)
                                                        ------------------------
 Equity in net income of USPEs                       $  7,900       $  7,951
                                                        ========================

Aircraft, rotable components, and aircraft engines: During the six months ended June 30, 1999, lease revenues of $1.5 million and the gain from the sale of the Partnership's interest in three trusts of $8.9 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.6 million. During the same period of 1998, lease revenues of $3.3 million and the gain from the sale of the Partnership's interest in two trusts of $8.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $4.1 million. Lease revenues decreased $2.1 million due to the sale of the Partnership's investment in five trusts during 1999 and 1998. The decrease in lease revenues caused by these sales was partially offset by $0.3 million as a result of the Partnership's investment in an additional trust during May 1998. The Partnership's investment in an additional trust during June 1999 did not generate any lease revenues since it was off-lease. The decrease in depreciation expense, direct expenses, and administrative expenses of $1.5 million was due primarily lower depreciation expense resulting from the Partnership's sale of it's investment in five trusts during 1999 and 1998 partially offset, by the Partnership's investment in an additional trust during 1999.

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

Marine vessels: During the six months ended June 30, 1999, lease revenues of $0.4 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.4 million. During the same period of 1998, lease revenues of $0.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.6 million. Marine vessel lease revenues decreased during the six months ended June 30, 1999, due to a lower lease rate. The decrease in depreciation expense, direct expenses, and administrative expenses was due primarily to lower repairs and maintenance and lower operating expenses during the six months ended June 30, 1999 when compared to the same period of 1998.

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

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the six months ended June 30, 1999, the Partnership generated operating cash of $6.7 million (net cash provided by operating activities, plus non-liquidating distributions from USPEs) to meet its operating obligations and maintain the current level of distributions (total for six months ended June 30, 1999 of approximately $5.0 million) to the partners.

During the six months ended June 30, 1999, the Partnership sold or disposed owned equipment and investments in USPEs and received aggregate proceeds of $18.4 million which include $0.7 million of unused engine reserves.

The Partnership purchased a portfolio of portable heaters for $0.2 million, and marine containers for $7.0 million and paid acquisition and lease negotiation fees of $0.4 million to PLM Financial Services, Inc. (FSI or the General Partner), a wholly-owned subsidiary of PLM International, Inc., for this equipment. The Partnership also increased its majority interest in a portfolio of marine containers by $0.6 million and paid acquisition and lease negotiation fees of $24,000. The Partnership also purchased an investment in a trust owning a Boeing 737 Stage III commercial aircraft for $8.6 million and paid acquisition fees of $0.4 million to FSI for this investment.

Lessee deposits and reserve for repairs decreased $0.1 million during the six months ended June 30, 1999 when compared to December 31, 1998. Lessee prepaid deposits decreased $0.2 million while reserves for aircraft engine repair and marine vessel dry-docking increased $0.2 million.

During the six months ended June 30, 1999, due to affiliates decreased $0.8 million of which, $1.0 million was paid to an affiliated USPE. Of the $1.0 million returned to the USPE, $0.7 million was unused engine reserves that were added to sales proceeds, $0.2 million in security deposits were used to pay outstanding account receivables, and the remaining $33,000 was returned to the lessee. The decrease of $1.0 million was offset in part, by an increase of $0.2 million in the amount due to an affiliated USPE for engine reserves.

The current lessee of all the Partnership's portable heaters has fallen in arrears of the lease payments. The General Partner had to reserve $0.6 million as a reserve for bad debt for this lessee. The General Partner is currently in negotiations with the lessee to work out a repayment schedule or plan to collect the past due amounts from the lessee.

The General Partner has entered into a short-term joint $24.5 million credit facility. As of July 30, 1999, TEC Acquisub, Inc., an indirect wholly-owned subsidiary of PLM International, Inc., had borrowings of $17.3 million under the short-term joint $24.5 million credit facility. No other eligible borrower had any outstanding borrowings. The General Partner believes it will be able to renew the Committed Bridge Facility upon its expiration with similar terms as those in the current Committed Bridge Facility.

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