Form 10-Q/A
period 1999-09-30
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 2000-01-27
CIK 895234

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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                             September 30,        December 31,
                                                                                1999                1998
                                                                           -----------------------------------
  ASSETS

  Equipment held for operating lease, at cost                              $       65,435       $       97,404
  Less accumulated depreciation                                                   (34,910)             (46,578)
                                                                           --------------------------------------
                                                                                   30,525               50,826
  Equipment held for sale                                                           1,802                   --
                                                                           --------------------------------------
    Net equipment                                                                  32,327               50,826

  Cash and cash equivalents                                                         6,633                  404
  Restricted cash                                                                     200                  219
  Accounts receivable, less allowance for doubtful accounts
      of $1,135 in 1999 and $251 in 1998                                              881                1,893
  Investments in unconsolidated special-purpose entities                           30,859               22,817
  Deferred charges, net of accumulated amortization
      of $275 in 1999 and $231 in 1998                                                227                  293
  Prepaid expenses and other assets                                                     5                   85
                                                                           --------------------------------------

        Total assets                                                       $       71,132       $       76,537
                                                                           ======================================

  LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:
  Accounts payable and accrued expenses                                    $          666       $          657
  Due to affiliates                                                                   510                1,318
  Lessee deposits and reserve for repairs                                           1,442                1,530
  Notes payable                                                                    23,000               23,000
                                                                           --------------------------------------
    Total liabilities                                                              25,618               26,505

  Minority interests                                                                   --                3,785

  Partners' capital:
  Limited partners (5,323,819 limited partnership units as of
      September 30, 1999 and 5,334,211 as of December 31, 1998)                    45,514               46,247
  General Partner                                                                      --                   --
                                                                           --------------------------------------
    Total partners' capital                                                        45,514               46,247
                                                                           --------------------------------------

        Total liabilities and partners' capital                            $       71,132       $       76,537
                                                                           ======================================









                 See accompanying notes to financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)

                                                       For the Three Months               For the Nine Months
                                                       Ended September 30,                Ended September 30,
                                                       1999           1998               1999            1998
                                                    --------------------------------------------------------------
  REVENUES

  Lease revenue                                     $   5,041      $   4,559       $    15,507     $    12,727
  Interest and other income                                35            145                95             285
  Net gain on disposition of equipment                    153              3               157              35
                                                    --------------------------------------------------------------
      Total revenues                                    5,229          4,707            15,759          13,047
                                                    --------------------------------------------------------------

  Expenses

  Depreciation and amortization                         2,456          2,321             7,358           6,840
  Repairs and maintenance                               1,068            724             2,307           1,788
  Equipment operating expense                             674            724             2,174           1,512
  Insurance expense                                        55            159               298             287
  Management fees to affiliate                            266            249               786             703
  Interest expense                                        427            427             1,263           1,259
  General and administrative expenses
        to affiliates                                     156            174               537             544
  Other general and administrative expenses               135             98               423             385
  Provision for (recovery of) bad debts                   181            (32)              897              11
                                                    --------------------------------------------------------------
      Total expenses                                    5,418          4,844            16,043          13,329
                                                    --------------------------------------------------------------

  Minority interests                                       23             44               114              89

  Equity in net income (loss) of unconsolidated
        special-purpose entities                         (767)          (692)            7,133           7,259
                                                    --------------------------------------------------------------

  Net income (loss)                                 $    (933)     $    (785)      $     6,963     $      7,066
                                                    ==============================================================

  Partners' share of net income (loss)

  Limited partners                                  $  (1,059 )    $    (912)      $     6,585     $     6,686
  General Partner                                         126            127               378             380
                                                    --------------------------------------------------------------

  Total                                             $    (933 )    $    (785)      $     6,963     $     7,066

  Net income (loss) per weighted-average
        limited partnership unit                    $   (0.20 )    $   (0.17)      $      1.24     $      1.25
                                                    ==============================================================

  Cash distributions                                $   2,522      $   2,529       $     7,571     $     7,600
                                                    ==============================================================

  Cash distributions per weighted-average
        limited partnership unit                    $    0.45      $    0.45       $       1.35     $      1.35
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

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                               For the Nine Months

                                                                                       Ended September 30,
                                                                                    1999            1998
                                                                                 ------------------------------

  OPERATING ACTIVITIES

 Net income                                                                      $    6,963      $    7,066
 Adjustments to reconcile net income
       to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                      7,358           6,840
   Net gain on disposition of equipment                                                (157)            (35)
   Equity in net income from unconsolidated special-purpose entities                 (7,133)         (7,259)
   Changes in operating assets and liabilities:
     Restricted cash                                                                   (200)             (6)
     Accounts receivable, net                                                           840            (300)
     Prepaid expenses and other assets                                                    5              10
     Accounts payable and accrued expenses                                               88             204
     Due to affiliates                                                                  202              97
     Lessee deposits and reserve for repairs                                            283            (211)
     Minority interests                                                                (443)          2,326
                                                                                 -----------------------------
       Net cash provided by operating activities                                      7,806           8,732
                                                                                 -----------------------------

 INVESTING ACTIVITIES

 Payments for purchase of equipment and capitalized improvements                     (8,211)        (12,995)
 Investment in and equipment purchased and placed in
     unconsolidated special-purpose entities                                         (8,974)        (14,721)
 Distributions from unconsolidated special-purpose entities                           2,619           7,902
 Distributions from liquidation of unconsolidated special-purpose entities           15,855          14,802
 Payments of acquisition fees to affiliate                                             (342)           (584)
 Payments of lease negotiation fees to affiliate                                        (76)           (129)
 Proceeds from disposition of equipment                                               5,248             289
                                                                                 ----------------------------
       Net cash provided by (used in) investing activities                            6,119          (5,436)
                                                                                 -----------------------------
 Financing activities

 Payments due to affiliates                                                              --          (5,092)
 Cash received from affiliates                                                           --           1,510
 Cash distribution paid to limited partners                                          (7,193)         (7,220)
 Cash distribution paid to General Partner                                             (378)           (380)
 Purchase of limited partnership units                                                 (125)           (512)
                                                                                 -----------------------------
       Net cash used in financing activities                                         (7,696)        (11,694)
                                                                                 -----------------------------

 Net increase (decrease) in cash and cash equivalents                                 6,229          (8,398)
 Cash and cash equivalents at beginning of period                                       404           9,327
                                                                                 ----------------------------
 Cash and cash equivalents at end of period                                      $    6,633      $      929
                                                                                 =============================
 SUPPLEMENTAL INFORMATION

 Interest Paid                                                                   $      836      $      869
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

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

5.       TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (CONTINUED)

The Partnership's proportional share of USPE-affiliated management fees of $0.1 million and $45,000 was payable as of September 30, 1999 and December 31, 1998, respectively.

The Partnership's proportional share of the affiliated expenses incurred by the USPEs during 1999 and 1998 is listed in the following table (in thousands of dollars):

                                                       For the Three Months               For the Nine Months
                                                       Ended September 30,                Ended September 30,
                                                       1999           1998               1999           1998
                                                    --------------------------------------------------------------
  Management fees                                   $      45      $      82          $    150        $    242
  Data processing and administrative
     expenses                                              14             23                52              80
  Insurance expense                                        --              3                --              --


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

6.   EQUIPMENT

Owned equipment held for operating lease is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale. The components of owned equipment were as follows (in thousands of dollars):

                                                September 30,       December 31,
                                                   1999                1998
                                               ---------------------------------

  Marine vessels                               $   22,212          $    39,977
  Trailers                                         16,976               17,280
  Railcars                                          9,677               10,084
  Aircraft                                          9,297               15,933
  Marine containers                                 7,273                9,957
  Portable heaters                                     --                4,085
  Modular buildings                                    --                   88
                                               -----------         ------------
                                                   65,435               97,404
  Less accumulated depreciation                   (34,910)             (46,578)
                                               -----------         ------------
                                                   30,525               50,826
  Equipment held for sale                           1,802                   --
                                               -----------         ------------
      Net equipment                            $   32,327          $    50,826
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

During September 1999, certain equipment in which the Partnership held a majority ownership, was reclassified to investments in USPE's (see note 7).

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

6.   EQUIPMENT (CONTINUED)

During the nine months ended September 30, 1999, the Partnership purchased a portfolio of portable heaters for $0.2 million, including acquisition fees of
$9,000, and marine containers for $7.3 million, including acquisition fees of $0.3 million. The Partnership also increased its majority interest in marine containers by $0.6 million including acquisition fees of $20,000. All acquisition fees were paid to FSI.

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

7.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

In September 1999, the General Partner amended the corporate-by-laws of the Partnership and any affiliated program's investments in USPE's that own an interest greater than 50%. The amendment to the corporate-by-laws provides that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment regardless of the percentage of ownership. As a result of the amendment, as of September 30, 1999, all jointly owned equipment in which the Partnership owned a majority interest, which had been consolidated, were reclassified to investments in USPE's. As such, although the Partnership may own a majority interest in a USPE, the Partnership does not control its management and thus it is appropriate in the future that the equity method of accounting be used. Accordingly, as of September 30, 1999, the balance sheet reflects all investments in USPEs on an equity basis.

The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                           September 30,     December 31,
                                                                                1999             1998
                                                                           ------------------------------
38% interest in a trust owning a Boeing 737-300 Stage III commercial
      aircraft                                                              $    8,350       $       --
75% interest in an entity owning marine containers                               6,623               --
50% interest in a trust owning a MD-82 Stage III commercial aircraft             5,499            6,804
80% interest in an entity owning a dry bulk-carrier marine vessel                4,538               --
50% interest in a trust owning a MD-82 Stage III commercial aircraft             2,267            3,546
44% interest in an entity owning a dry bulk-carrier marine vessel                1,987            2,211
10% interest in an entity owning a mobile offshore drilling unit                 1,274            1,450
50% interest  in a trust that owned  four  Boeing  737-200A Stage II
      commercial aircraft                                                          145              222
24% interest in a trust that owned a Boeing 767-200ER Stage III
      commercial aircraft                                                           81            4,341
25% interest in a trust that owned four Boeing 737-200A Stage II
      commercial aircraft                                                           95              141
33% interest in two trusts that owned a total of three Boeing 737-200A
       Stage II commercial aircraft, two stage II aircraft engines, and
       a portfolio of aircraft rotables                                              --            4,102
                                                                            -------------    -------------
Net investments                                                             $   30,859       $   22,817
                                                                            =============    =============





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

During the nine months ended September 30, 1999, the Partnership purchased an interest in a trust owning a Boeing 737-300 Stage III commercial aircraft for $9.0 million including acquisition and lease negotiation fees of $0.4 million that were paid to FSI for the purchase of this investment. The remaining interest in this trust were purchased by an affiliated program.

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

The following tables present a summary of the operating segments for the three and nine months ended September 30, 1999 and 1998 (in thousands of dollars):


                                            Marine                                    Marine
     For the Three Months Ended             Vessel   Trailer    Aircraft  Railcar    Container  All
           September 30, 1999              Leasing   Leasing    Leasing   Leasing    Leasing    Other<F1>1   Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  2,095  $  1,052   $    271  $    663   $    845  $    115   $  5,041
       Interest income and other                 --        --         --        --         --        35         35
       Gain (loss) on disposition of             --        14         --        (1)        --       140        153
     equipment
                                           ------------------------------------------------------------------------
         Total revenues                       2,095     1,066        271       662        845       290      5,229

     COSTS AND EXPENSES
       Operations support                       932       234        486       135         --        10      1,797
       Depreciation and amortization            690       388        344       183        738       113      2,456
       Interest expense                          --        --         --        --         --       427        427
       Management fees to affiliate             104        52         17        46         43         4        266
       General and administrative expenses       20       105         13        14          9       130        291
       Provision for bad debts                   --        75         --        15         --        91        181
                                           ------------------------------------------------------------------------
         Total costs and expenses             1,746       854        860       393        790       775      5,418
                                           ------------------------------------------------------------------------
     Minority interests                          25        --         --        --         (2)       --         23
     Equity in net income (loss) of USPEs        (1)       --       (813)       --         --        47       (767)
                                           ------------------------------------------------------------------------
     Net income (loss)                     $    373  $    212   $ (1,402) $    269   $     53  $   (438)  $   (933)
                                           ========================================================================
     Total assets as of September 30, 1999 $ 15,347  $  8,465   $ 20,945  $  4,950   $ 13,088  $  8,337   $ 71,132
                                           ========================================================================

<F1>
--------------------------
1 Includes interest income and costs not identifiable to a particular segment, such as general and administrative, interest expense, and certain operations support. Also includes lease revenues and expenses such as operations support, depreciation and amortization, management fees, general and administrative expenses from portable heaters and modular buildings and aggregate net income
(loss) from an investment in an entity owning a mobile offshore drilling unit.


                                           PLM EQUIPMENT GROWTH FUND VII
                                              (A LIMITED PARTNERSHIP)
                                           NOTES TO FINANCIAL STATEMENTS
                                                SEPTEMBER 30, 1999

8.   OPERATING SEGMENTS (CONTINUED)

                                            Marine                                    Marine
     For the Three Months Ended             Vessel   Trailer    Aircraft  Railcar    Container  All
           September 30, 1998              Leasing   Leasing    Leasing   Leasing    Leasing    Other<F1>1   Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  1,902  $  1,167   $    505  $    670   $     67  $    248   $  4,559
       Interest income and other                 --        --         --        --         --       145        145
       Gain on disposition of equipment          --         3         --        --         --        --          3
                                           ------------------------------------------------------------------------
         Total revenues                       1,902     1,170        505       670         67       393      4,707

     COSTS AND EXPENSES
       Operations support                     1,027       203        142       222         --        13      1,607
       Depreciation and amortization            828       481        503       218        142       149      2,321
       Interest expense                          --        --         --        --         --       427        427
       Management fees to affiliate              94        70         25        49          3         8        249
       General and administrative expenses       19       124         16        15         --        98        272
       Provision for (recovery of) bad           10       (20)        --       (30)                   8        (32)
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             1,978       858        686       474        145       703      4,844
                                           ------------------------------------------------------------------------
     Minority interests                          24        --         --        --         20        --         44
     Equity in net loss of USPEs                 93        --       (806)       --         --        21       (692)
                                           ------------------------------------------------------------------------
     Net income (loss)                     $     41  $    312   $   (987) $    196   $    (58) $   (289)  $   (785)
                                           ========================================================================

     Total assets as of September 30, 1998 $ 19,893  $ 10,085   $ 27,654  $  5,851   $  9,978  $  6,950   $ 80,411
                                           ========================================================================


                                            Marine                                    Marine
     For the Nine Months Ended              Vessel   Trailer    Aircraft  Railcar    Container  All
           September 30, 1999              Leasing   Leasing    Leasing   Leasing    Leasing    Other<F1>1  Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  6,324  $  3,084   $  1,246  $  2,003   $  2,111  $    739   $ 15,507
       Interest income and other                 --        --         --        --          1        94         95
       Gain (loss) on disposition of             --        22          2       (31)        --       164        157
     equipment
                                           ------------------------------------------------------------------------
         Total revenues                       6,324     3,106      1,248     1,972      2,112       997     15,759

     COSTS AND EXPENSES
       Operations support                     3,137       686        496       428         --        32      4,779
       Depreciation and amortization          2,072     1,178      1,034       554      2,066       454      7,358
       Interest expense                          --        --         --        --         --     1,263      1,263
       Management fees to affiliate             316       160         62       141        106         1        786
       General and administrative expenses       70       358         34        41         19       438        960
       Provision for bad debts                   --       170         --         6         --       721        897
                                           ------------------------------------------------------------------------
         Total costs and expenses             5,595     2,552      1,626     1,170      2,191     2,909     16,043
                                           ------------------------------------------------------------------------
     Minority interests                         116        --         --        --         (2)       --        114
     Equity in net income (loss) of USPEs       (22)       --      7,011        --         --       144      7,133
                                           ------------------------------------------------------------------------
     Net income (loss)                     $    823  $    554   $  6,633  $    802   $    (81) $ (1,768)  $  6,963
                                           ========================================================================

     Total assets as of September 30, 1999 $ 15,347  $  8,465   $ 20,945  $  4,950   $ 13,088  $  8,337   $ 71,132
                                           ========================================================================




<F1>

-----------------------------
1 Includes interest income and costs not identifiable to a particular segment, such as general and administrative, interest expense, and certain operations support. Also includes lease revenues and expenses such as operations support, depreciation and amortization, management fees, general and administrative expenses from portable heaters and modular buildings and aggregate net income
(loss) from an investment in an entity owning a mobile offshore drilling unit.


                          PLM EQUIPMENT GROWTH FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

8.   OPERATING SEGMENTS (CONTINUED)

                                            Marine                                    Marine
     For the Nine Months Ended              Vessel   Trailer    Aircraft  Railcar    Container  All
           September 30, 1998              Leasing   Leasing    Leasing   Leasing    Leasing    Other<F1>1   Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  5,033  $  3,537   $  1,516  $  2,051   $     67  $    523   $ 12,727
       Interest income and other                 --        --         --        --         --       285        285
       Gain on disposition of equipment          --        26         --         9         --        --         35
                                           ------------------------------------------------------------------------
         Total revenues                       5,033     3,563      1,516     2,060         67       808     13,047

     COSTS AND EXPENSES
       Operations support                     2,145       607        261       540         --        34      3,587
       Depreciation and amortization          2,486     1,462      1,709       652        142       389      6,840
       Interest expense                          --        --         --        --         --     1,259      1,259
       Management fees to affiliate             252       205         76       145          3        22        703
       General and administrative expenses       88       373         58        49         --       361        929
       Provision for (recovery of) bad           10        29          2       (28)        --        (2)        11
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             4,981     2,676      2,106     1,358        145     2,063     13,329
                                           ------------------------------------------------------------------------
     Minority interests                          69        --         --        --         20        --         89
     Equity in net income (loss) of USPEs        27        --      7,174        --         --        58      7,259
                                           ------------------------------------------------------------------------
     Net income (loss)                     $    148  $    887   $  6,584  $    702   $    (58 $  (1,197)  $  7,066
                                           ========================================================================
     Total assets as of September 30, 1998 $ 19,893  $ 10,085   $ 27,654  $  5,851   $  9,978  $  6,950   $ 80,411
                                           ========================================================================


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

12.  RESTATEMENT

The financial statements, with the exception of the September 30, 1999 balance sheet, have been restated to reflect the consolidation of the Partnership's majority interests in greater than 50% owned USPE's previously reported under the equity method of accounting for the period ending September 30, 1999.

As a result of the consolidation, total assets, total liabilities, and minority interests changed as of December 31, 1998 as follows:

                                  1998
                           As reported      Amended
                          --------------------------

     Total assets           $ 72,174       $ 76,537
     Total liabilities        25,927         26,505
     Minority interests           --          3,785

                          PLM EQUIPMENT GROWTH FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

12.  RESTATEMENT (CONTINUED)

Additionally, as a result of the consolidation, total revenues, total expenses, minority interests, and equity in net loss of USPEs changed for the three months ended September 30, 1999 and 1998 as follows:

                                 1999                            1998
                        As reported      Amended      As reported     Amended
                       ---------------------------   ---------------------------
Total revenues           $ 4,132       $  5,229        $ 3,948       $  4,707
Total expenses             4,201          5,418          3,885          4,844
Minority interests            --             23             --             44
Equity in net loss
 of USPEs                   (864)          (767)          (848)          (692)
Net loss                 $  (933)      $   (933)      $   (785)      $   (785)

Total revenues, total expenses, minority interests, and equity in net income of USPEs changed for the nine months ended September 30, 1999 and 1998 as follows:

                                  1999                            1998
                          As reported     Amended      As reported     Amended

                         ---------------------------   -------------------------
Total revenues            $ 12,670       $ 15,759       $ 10,744       $ 13,047
Total expenses              12,380         16,043         10,600         13,329
Minority interests              --            114             --             89
Equity in net income
 of USPEs                    6,673          7,133          6,922          7,259
Net income                $  6,963       $  6,963       $  7,066       $  7,066

The consolidation of the Partnership's majority interests in USPE's did not change partners' capital or net income.

In September 1999, the General Partner amended the corporate-by-laws of the Partnership and any affiliated program's investments in USPE's that own an interest greater than 50%. The amendment to the corporate-by-laws provides that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment regardless of the percentage of ownership. As a result of the amendment, as of September 30, 1999, all jointly owned equipment in which the Partnership owned a majority interest, which had been consolidated, were reclassified to investments in USPE's. As such, although the Partnership may own a majority interest in a USPE, the Partnership does not control its management and thus it is appropriate in the future that the equity method of accounting be used. Accordingly, as of September 30, 1999, the balance sheet reflects all investments in USPEs on an equity basis.








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

                                          For the Three Months
                                           Ended September 30,
                                         1999             1998
                                        ----------------------------

  Marine vessels                        $  1,163              875
  Marine containers                          845               67
  Trailers                                   818              964
  Railcars                                   528              448
  Portable heaters                           122              237
  Modular buildings                           (7)              11
  Aircraft                                  (215)             363

Marine vessels: Marine vessel lease revenues and direct expenses were $2.1 million and $0.9 million, respectively, for the three months ended September 30, 1999, compared to $1.9 million and $1.0 million, respectively, during the same period of 1998. Lease revenues increased during the third quarter of 1999, when compared to the same period of 1998, due to a change in the lease arrangement for one of the Partnership's three marine vessels. During part of the third quarter of 1998, one of the three marine vessels was operating under a bareboat charter in which the lessee pays a flat lease rate and also pays for certain operating expenses while on lease. During the third quarter of 1999, this marine vessel was operating under a lease arrangement in which the lessee pays a higher lease rate, however, the Partnership now pays for all operating expenses. As a result of the change in lease arrangement, lease revenues for the marine vessel increased $0.3 when compared to the same period of 1998. Direct expenses decreased $0.1 million during the three months ended September 30, 1999 due to fewer repairs needed when compared to the same period of 1998. For the remaining marine vessel in which the Partnership has a majority interest, lease revenues decreased $0.1 million due to lower lease rates and direct expenses remained relatively the same for both periods.

Marine containers: Lease revenues and direct expenses for marine containers were $0.8 million and $0, respectively, for the three months ended September 30, 1999, compared to $0.1 million and $0, respectively, during the same period of 1998. The increase in marine containers contribution was due to the purchase of additional equipment in March 1999.

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

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.6 million for the three months ended September 30, 1999 increased from $3.2 million for the same period in 1998. Significant variances are explained as follows:

     (i) A $0.2  million  increase in the  provision  for bad debts based on the
General  Partner's   evaluation  of  the   collectability  of  receivables  due,
primarily, from a lessee that was leasing portable heaters.

     (ii)A $0.1 million increase in depreciation and amortization expenses from 1998 levels reflecting an increase of $0.6 million due to the purchase of additional equipment during 1999 and 1998 offset in part, by a decrease of $0.5 million due to the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

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

(D)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities
     (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                        For the Three Months
                                                         Ended September 30,
                                                       1999              1998
                                                      --------------------------

  Mobile offshore drilling unit                       $     47        $     21
  Marine vessels                                            (1)             93
  Aircraft, rotable components, and aircraft engines      (813)           (806)
                                                      ----------      ----------
    Equity in net loss of USPEs                       $   (767)       $   (692)
                                                      ==========      ==========

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

Marine vessels: During the three months ended September 30, 1999, revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.3 million. During the same period of 1998, revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million. The decrease in marine vessel revenues of $0.1 million was due to lower lease rates earned. Depreciation expense, direct expenses, and administrative expenses remained relative the same for both periods.

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

                                           For the Nine Months
                                            Ended September 30,
                                          1999             1998
                                        ----------------------------

  Marine vessels                        $  3,187            2,888
  Trailers                                 2,398            2,930
  Marine containers                        2,111               67
  Railcars                                 1,575            1,511
  Aircraft                                   750            1,255
  Portable heaters                           736              486
  Modular buildings                            3               37

Marine vessels: Marine vessel lease revenues and direct expenses were $6.3 million and $3.1 million, respectively, for the nine months ended September 30, 1999, compared to $5.0 million and $2.1 million, respectively, during the same period of 1998. During virtually all of the nine months ended September 30, 1998, two of the three marine vessels were operating under bareboat charters in which the lessee pays a flat lease rate and also pays for certain operating expenses while on lease. During the nine months ended September 30, 1999, these two marine vessels were operating under a lease arrangement in which the lessee pays a higher lease rate, however, the Partnership now pays for all operating expenses. The increase in marine vessel contribution from these two marine vessels was due to the increase in the lease revenues of $1.8 million from the new lease arrangement exceeding the increase in operating expenses of $1.0 million. The remaining marine vessel, of which the Partnership has a majority interest, earned a lower lease rate that caused lease revenues for this marine vessel to decrease $0.5 million during the nine months ended September 30, 1999 when compared to the same period of 1998. Direct expenses for this marine vessel remained relatively the same for both periods during the nine months ended September 30, 1999 and 1998.

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

Marine containers: Lease revenues and direct expenses for marine containers were $2.1 million and $0, respectively, for the nine months ended September 30, 1999, compared to $0.1 million and $0, respectively, during the same period of 1998. The increase in marine containers contribution was due to the purchase of additional equipment in March 1999.

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

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $11.3 million for the nine months ended September 30, 1999, increased from $9.7 million for the same period in 1998. Significant variances are explained as follows:

     (i) A $0.9 million increase due to the increase in the provision for bad debts based on the General Partner's evaluation of the collectability of receivables due, primarily, from a lessee that was leasing portable heaters.

     (ii)A $0.5 million increase in depreciation and amortization expenses from 1998 levels reflecting an increase of $1.9 million due to the purchase of additional equipment during 1999 and 1998 offset in part, by a decrease of $1.4 million due to the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

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

(D)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                          For the Nine Months
                                                           Ended September 30,
                                                         1999            1998
                                                       ------------------------

  Aircraft, rotable components, and aircraft engines   $  7,011       $  7,174
  Mobile offshore drilling unit                             144             58
  Marine vessels                                            (22)            27
                                                       ---------      --------
    Equity in net income of USPEs                      $  7,133       $  7,259
                                                       =========      ========
Aircraft, rotable components, and aircraft engines: During the nine months ended September 30, 1999, lease revenues of $2.0 million and the gain from the sale of the Partnership's interest in three trusts of $8.9 million were offset by depreciation expense, direct expenses, and administrative expenses of $3.9 million. During the same period of 1998, lease revenues of $4.5 million and the gain from the sale of the Partnership's interest in two trusts of $8.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $6.1 million. Lease revenues decreased $2.5 million due to the sale of the Partnership's investment in five trusts during 1999 and 1998. The decrease in lease revenues caused by these sales was partially offset by lease revenues of $0.3 million resulting from the Partnership's investment in an additional trust during May 1998. The Partnership's purchase of an interest in a trust owning a Boeing 737 during June 1999 did not generate any lease revenues since it was off-lease. The decrease in depreciation expense, direct expenses, and administrative expenses of $2.2 million was primarily due to lower depreciation expense resulting from the Partnership's sale of it's investment in five trusts during 1999 and 1998, partially offset by the Partnership's investment in an additional trust during 1999.

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

Marine vessels: During the nine months ended September 30, 1999, lease revenues of $0.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.7 million. During the same period of 1998, lease revenues of $0.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.8 million. Marine vessel lease revenues decreased during the nine months ended September 30, 1999, due to a lower lease rate earned. The decrease in expenses was primarily due to lower depreciation expense caused by the use of the double-declining balance method of depreciation and lower direct expenses.

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

(II)  FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the nine months ended September 30, 1999, the Partnership generated operating cash of $10.4 million (net cash provided by operating activities, plus non-liquidating distributions from USPEs) to meet its operating obligations and maintain the current level of distributions (total for nine months ended September 30, 1999 of approximately $7.6 million) to the partners.

During the nine months ended September 30, 1999, the Partnership sold or disposed of owned equipment and investments in USPEs and received aggregate proceeds of $21.1 million which include $0.7 million of unused engine reserves.

The Partnership purchased a portfolio of portable heaters for $0.2 million and marine containers for $7.0 million and paid acquisition and lease negotiation fees of $0.4 million to PLM Financial Services, Inc. (FSI or the General Partner), a wholly-owned subsidiary of PLM International, Inc., for this equipment. The Partnership increased its majority interest in marine containers by $0.6 million and paid acquisition and lease negotiation fees of $24,000. The Partnership also purchased an investment in a trust owning a Boeing 737 Stage III commercial aircraft for $8.6 million and paid acquisition fees of $0.4 million to FSI for this investment.

Lessee deposits and reserve for repairs decreased $0.1 million during the nine months ended September 30, 1999 when compared to December 31, 1998. The decrease in lessee deposits and reserve for repairs was the result of the reclassification of $0.3 million of drydocking reserves for the majority held interest in a marine vessel to a USPE. The decrease was partially offset by additional reserves needed for aircraft engine repair and marine vessel dry-docking. Additionally, the Partnership received security deposits of $0.2 million from the buyer and a potential buyer of two commuter aircraft, one of which is currently held for sale.

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



                            PLM EQUIPMENT GROWTH & INCOME FUND VII

                            By:  PLM Financial Services, Inc.
                                 General Partner



Date: January 26, 2000      By: /s/ Richard K Brock
                                -----------------------------------
                                Richard K Brock
                                Vice President and
                                Corporate Controller