Form 10-K
period 1999-12-31
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 2000-03-29
CIK 895234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-K


[X]      ANNUAL  REPORT   PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

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

Aggregate market value of voting stock:  N/A

An index of exhibits filed with this Form 10-K is located at page 28.

Total number of pages in this report:  57.

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

The offering of units of the Partnership closed on April 25, 1995. As of December 31, 1999, there were 5,323,819 limited partnership units outstanding. The General Partner contributed $100 for its 5% general partner interest in the Partnership.

Beginning in the Partnership's seventh year of operation, which commences January 1, 2002, the General Partner will stop reinvesting cash flow into additional equipment. Surplus funds, if any, less reasonable reserves, will be distributed to the partners. In the ninth year of the operation, which commences January 1, 2004, the General Partner intends to begin the dissolution and liquidation of the Partnership in an orderly fashion, unless it is terminated earlier upon sale of all of the equipment or by certain other events. Under certain circumstances, however, the term of the Partnership may be extended, although in no event will the Partnership be extended beyond December 31, 2013.

Table  1,  below,  lists  the  equipment  and  the  cost  of  equipment  in  the
Partnership's   portfolio,   and  the  cost  of  investments  in  unconsolidated
special-purpose entities as of December 31, 1999 (in thousands of dollars):

                                     TABLE 1

Units                Type                                             Manufacturer                      Cost
-------------------------------------------------------------------------------------------------------------------

Owned equipment held for operating leases:

       2   Bulk carrier marine vessels                   Ishikawa Jima                                $    22,212
     760   Dry trailers                                  Trailmobile/Stoughton                             10,605
     245   Dry piggyback trailers                        Various                                            3,760
      57   Refrigerated trailers                         Various                                            1,719
      61   Flatbed trailers                              Great Dane                                           515
      14   Foodservice distribution trailers                                                                  296
     435   Marine containers                             Various                                           12,498
       1   737-200 Stage II commercial aircraft          Boeing                                             5,483
       1   DHC-8 commuter aircraft                       DeHavilland                                        3,814
     328   Pressurized tank railcars                     Various                                            8,649
      67   Woodchip gondola railcars                     National Steel                                     1,028
                                                                                                      ============
           Total owned equipment held for operating leases                                            $    70,579<F1>1
                                                                                                      ============

Investments in unconsolidated special-purpose entities:

  0.38     737-300 Stage III commercial aircraft         Boeing                                       $     8,974<F2>2
  0.50     MD-82 Stage III commercial aircraft           McDonnell Douglas                                  8,125<F2>2
  0.50     MD-82 Stage III commercial aircraft           McDonnell Douglas                                  7,132<F2>2
  0.80     Bulk-carrier marine vessel                    Tsuneishi Zosen                                   14,212<F2>2
  0.44     Bulk-carrier marine vessel                    Naikai Ship Building & Engineering Co.             5,628<F2>2
  0.75     Marine containers                             Various                                            7,927<F2>2
                                                                                                      ============
           Total investments in unconsolidated special-purpose entities                               $    51,998<F1>1
                                                                                                      ============

<F1>
-----------------------
1 Includes equipment and investments purchased with the proceeds from capital contributions, undistributed cash flow from operations, and Partnership borrowings. Includes costs capitalized, and equipment acquisition fees paid to PLM Transportation Equipment Corporation (TEC), or PLM Worldwide Management Services (WMS).
<F2>
2    Jointly Owned:  EGF VII and an affiliated program.



Generally, equipment is leased under operating leases for a term of one to six years except for trailers operating in the short-term rental yards and marine vessels operating on voyage charter which are usually leased for less than one year.

As of December 31, 1999, approximately 78% of the Partnership's trailer equipment operated in rental yards owned and maintained by PLM Rental, Inc., the short-term trailer rental subsidiary of PLM International, doing business as PLM Trailer Leasing. Rents are reported as revenue in accordance with Financial Accounting Standards Board Statement No. 13 "Accounting for Leases". Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of other indirect expenses related to the rental yard operations is charged to the Partnership monthly.

The lessees of the equipment include but are not limited to: Alcoa Inc., Aero California, Exxon Chemical America, Amoco Canada Petrole, CF Industries, Farmland Industries, Skeena Cellulose Inc., Trans World Airlines, and Varig South America.

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

(D)  Demand

The Partnership currently operates in the following operating segments: marine vessel leasing, trailer leasing, marine container, aircraft leasing, and railcar leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. Except for those aircraft leased to passenger air carriers, the Partnership's transportation equipment is used to transport materials and commodities, rather than people.

The following section describes the international and national markets in which the Partnership's capital equipment operates:

(1)      Marine Vessels

The Partnership owns or has investments in small to medium-sized dry bulk vessels that operate in international markets carrying a variety of commodity-type cargoes. Demand for commodity-based shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in volume on trade routes. The General Partner operates the Partnership's vessels through a combination of spot and period charters, an approach that provides the flexibility to adapt to changes in market conditions.

Dry bulk shipping is a cyclical business that induces capital investment during periods of high freight rates and leads to a contraction in investment during periods of low rates. Currently, the industry environment is one of slow growth. Fleet size is relatively stable, the overall bulk carrier fleet grew by less than 1%, as measured by deadweight tons, and the total number of ships shrank slightly in 1999.

Freight rates, after declining in 1998 due in large part to the Asian recession, improved for dry bulk vessels of all sizes towards the end of 1999. Freight rates increased late during the year such that by the end of 1999, they had reverted back to 1997 levels, although these levels are still moderate by historical comparison. The 1999 improvement was driven by increases in United States (U.S.) grain exports as well as stronger trade in iron ore and steel products.

Total dry bulk trade, as measured in deadweight tons, is estimated to have grown by approximately 2% during 1999, compared to a flat year in 1998. Forecasts for 2000 indicate that bulk trade should continue to grow, albeit at slow rates.

During 1999, ship values reversed the declines of the prior year, ending as much as 30% above the levels seen at the beginning of the year for certain vessel types. This upturn in ship values was due to a general improvement in dry bulk trade as well as increases in the cost of new building as compared to 1998. A slow but steady rise in trade volumes, combined with low fleet expansion, both of which are anticipated to continue in 2000, may provide some basis for increases in freight rates and ship values in the future. For example, it is believed that should growth in demand return to historic levels of 3% annually, this could stimulate increases in freight rates and ship values, and ultimately, induce further investment in new building.

(2)  Trailers

(a)      Dry Trailers

The U.S. nonrefrigerated (dry) trailer market continued to improve during 1999, as the strong domestic economy resulted in heavy freight volumes. With unemployment low, consumer confidence high, and industrial production sound, the outlook for leasing this type of trailer remains positive, particularly as the equipment surpluses of recent years are being absorbed by the buoyant market. In addition to high freight volumes, improvements in inventory turnover and tighter turnaround times have lead to a stronger overall trucking industry and increased equipment demand. While utilization in the industry increased, utilization on the Partnership's trailers decreased as they were transitioning to yards specializing in this type of trailer during 1999.

(b)  Intermodal (Piggyback) Trailers

Intermodal (piggyback) trailers are used to transport a variety of goods either by truck or by rail. Over the past decade, intermodal trailers have been gradually displaced by domestic containers as the preferred method of transport for such goods. During 1999, demand for intermodal trailers was more volatile than usual. Slow demand occurred over the first half of the year due to customer concerns over rail service problems associated with mergers in the rail industry. Demand picked up significantly over the second half of the year due to both a resolution of these service problems, and the continued strength of the U.S. economy. Due to rise in demand which occurred over the latter half of 1999, overall, activity within the intermodal trailer market declined less than expected for the year, as total intermodal trailer shipments decreased by only approximately 2% compared to the prior year. Average utilization of the entire intermodal fleet rose from 73% in 1998 to 77% in 1999, primarily due to demand exceeding the available supply of intermodal trailers during the second part of the year.

The General Partner stepped up its marketing and asset management program for the Partnership's intermodal trailers during 1999. These efforts resulted in average utilization for the Partnership's intermodal trailers of approximately 82% for the year, up 2% compared to 1998 levels.

Although the trend towards using domestic containers instead of intermodal trailers is expected to continue in the future, overall, intermodal trailer shipments are forecast to decline by only 2%, to 3% in 2000, compared to the prior year, due to the anticipated continued strength of the overall economy. As such, the nationwide supply of intermodal trailers is expected to remain essentially in balance with demand for 2000. For the Partnership's intermodal fleet, the General Partner will continue to seek to expand its customer base while minimizing trailer downtime at repair shops and terminals.

(c)  Refrigerated Trailers

The temperature-controlled trailer market continued to expand during 1999, although not as quickly as in 1998 when the market experienced very strong growth. The leveling off in 1999 occurred as equipment users began to absorb the increases in supply created over the prior two years. Refrigerated trailer users have been actively retiring their older units and consolidating their fleets in response to improved refrigerated trailer technology. Concurrently, there is a backlog of six to nine months on orders for new equipment.

As a result of these changes in the refrigerated trailer market, it is anticipated that trucking companies and shippers will utilize short-term trailer leases more frequently to supplement their existing fleets. Such a trend should benefit the Partnership, whose trailers are typically leased on a short-term basis.

(d)      Flatbed Trailers

Flatbed trailers are used primarily in the construction and steel industries. Production of new flatbeds has remained stable over the last few years, and demand has kept ahead of supply.

The Partnership has a small flatbed fleet that primarily serves the construction industry. The fleet performed well in 1999, with over 80% utilization.

(e)  Foodservice Distribution Trailers

Sales within the foodservice distribution industry, which represents the wholesale supply of food and related products to restaurants, grocers, hospitals, schools, and other purveyors of prepared food, have grown at a 4.1% annual rate over the past five years. Foodservice distribution sales with the United States are estimated to have reached over $150 billion during 1999 and are expected to surpass $180 billion by 2005.

This growth is being driven by changes in consumer demographics and lifestyles, as more and more consumers demand fresher, more convenient food products. Increased service demands by consumers coupled with heightened fears over food safety have accelerated the development of new technology for refrigerated trailers and have caused foodservice distributors to seek to upgrade their fleets by either purchasing or leasing newer, more technologically advanced trailers. More foodservice distributors are considering leasing trailers due to the lower capital outlays and quicker access to better equipment that this option offers, particularly in view of the current six to twelve month backlog on new trailer orders.

Reflecting the foodservice industry's strong demand for late-model equipment, overall utilization and size of the General Partner's specialized refrigerated trailer fleet continued to increase during 1999.

(3)  Marine Containers

The marine container leasing market started 1999 with industrywide utilization rates in the mid 70% range, down somewhat from the beginning of 1998. The market strengthened throughout the year such that most container leasing companies reported utilization of 80% by the end of 1999. Offsetting this favorable trend was a continuation of historically low acquisition prices for new containers acquired in the Far East, predominantly China. These low prices put pressure on fleetwide per diem leasing rates.

The Partnership took advantage of attractive purchase prices by acquiring several groups of containers during the year. It is the General Partner's belief that acquiring containers at these historically low prices will yield strong long-terms results for the Partnership.

Industry consolidation continued in 1999 as the parent of one of the world's top ten container lessors finalized the outsourcing of the management of its container fleet to a competitor. However, the General Partner believes that such consolidation is a positive trend for the overall container leasing industry, and ultimately will lead to higher industrywide utilization and increased per diem rates.

(4)  Aircraft

(a)  Commercial Aircraft

After experiencing relatively robust growth over the prior four years, demand for commercial aircraft softened somewhat in 1999. Boeing and Airbus, the two primary manufacturers of new commercial aircraft, saw a decrease in their volume of orders, which totaled 368 and 417 during 1999, compared to 656 and 556 in 1998. The slowdown in aircraft orders can be partially attributed to the full implementation of U.S. Stage III environmental restrictions, which became fully effective on December 31, 1999. Since these restrictions effectively prohibit the operation of noncompliant aircraft in the United States after 1999, carriers operating within or into the United States either replaced or modified all of their noncompliant aircraft before the end of the year. The continued weakness of the Asian economy has also served to slow the volume of new aircraft orders. However, with the Asian economy now showing signs of recovery, air carriers in this region are beginning to resume their fleet building efforts.

Demand for, and values of, used commercial aircraft have been adversely affected by the Stage III environmental restrictions and an oversupply of older aircraft as manufacturers delivered more new aircraft than the overall market required. Boeing predicts that the worldwide fleet of jet-powered commercial aircraft will increase from approximately 12,600 airplanes as of the end of 1998 to about 13,700 aircraft by the end of 2003, an average increase of 220 units per year. However, actual deliveries for the first two years of this period, 1998 and 1999, already averaged 839 units annually. Although some of the resultant surplus used aircraft have been retired, the net effect has been an overall increase in the number of used aircraft available. This has resulted in a decrease in both market prices and lease rates for used aircraft. Weakness in the used commercial aircraft market may be mitigated in the future as manufacturers bring their new production more in line with demand and given the anticipated continued growth in air traffic. Worldwide, demand for air passenger services is expected to increase at about 5% annually and freight services at about 6% per year, for the foreseeable future.

The Partnership currently owns 38% of one Stage III-compliant aircraft and 50% of two Stage III-compliant aircraft. It also wholly owns one Stage II aircraft operating outside the U.S. and thus not subject to Stage III environmental restrictions. All aircraft remained on lease throughout 1999 and were not affected by the soft market conditions described above except for the one 38% owned aircraft which was off lease during the year.

(b)  Commuter Aircraft

The Partnership owns a commuter turboprop with 36 to 50 seats. This aircraft flies in North America, which continues to be the largest market in the world for this type aircraft. However, the introduction of regional jet aircraft continues to have adverse impact on the turboprop market. Regional jets have been well received in the commuter market and their growing use has been at the expense of turboprops. Due to this trend, the turboprop market has experienced a decrease in aircraft values and lease rates.

The Partnership's turboprop aircraft was off lease in 1999 and is expected to be sold in 2000.

(5)  Railcars

(a)  Pressurized Tank Railcars

Pressurized tank cars are used to transport primarily liquefied petroleum gas (natural gas) and anhydrous ammonia (fertilizer). The major U.S. markets for natural gas are industrial applications (40% of estimated demand in 1998), residential use (21%), electrical generation (15%), and commercial applications (14%). Within the fertilizer industry, demand is a function of several factors, including the level of grain prices, the status of government farm subsidy programs, amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the U.S. dollar. Population growth and dietary trends also play an indirect role.

On an industrywide basis, North American carloadings of the commodity group that includes petroleum and chemicals increased 2.5% in 1999, compared to 1998. Correspondingly, demand for pressurized tank cars remained solid during 1999, with utilization of this type of railcar within the Partnership remaining above 98%. While renewals of existing leases continue at similar rates, some cars have been renewed for "winter only" terms of approximately six months. As a result, it is anticipated that there will be more pressurized tank cars than usual coming up for renewal in the spring.

(b)  Woodchip Gondola Railcars

These railcars are used to transport woodchips from sawmills to pulp mills, where the woodchips are converted into pulp. Thus, demand for woodchip cars is directly related to demand for paper, paper products, particleboard, and plywood. In Canada, where the Partnership's woodchip railcars operate, 1999 carloadings of forest products increased 4.3% over 1998 levels.

Future prospects for the wood products industry are somewhat mixed. This sector is expected to have relatively good performance in 2000, although not at the peaks seen during the second quarter of 1999. The biggest positive for the wood products industry is the anticipated strength in housing demand, as the homebuilding market is expected to continue to post health gains.

The Partnership's woodchip gondola cars continued to operate on long-term leases during 1999.

(E) Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in governmental regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification to meet these regulations, at considerable cost to the Partnership. Such regulations include but are not limited to:

     (1) the U.S. Oil Pollution Act of 1990, which established liability for operators and owners of marine vessels that create environmental pollution. This regulation has resulted in higher oil pollution liability insurance. The lessee of the equipment typically reimburses the Partnership for these additional costs;

     (2) the U.S. Department of Transportation's Aircraft Capacity Act of 1990, which limits or eliminates the operation of commercial aircraft in the United States that do not meet certain noise, aging, and corrosion criteria. In addition, under U.S. Federal Aviation Regulations, after December 31, 1999, no person shall operate an aircraft to or from any airport in the contiguous United States unless that airplane has been shown to comply with Stage III noise levels. The Partnership has a Stage II aircraft that does not meet Stage III requirements. The cost to install a hushkit to meet quieter Stage III requirements is approximately $2.0 million, depending on the type of aircraft. Currently, the Partnership's Stage II aircraft is operating in countries that do not require this regulation;

     (3) the Montreal Protocol on Substances that Deplete the Ozone Layer and the U.S. Clean Air Act Amendments of 1990, which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects to the stratospheric ozone layer and that are used extensively as refrigerants in refrigerated marine cargo containers and refrigerated trailers;

     (4) the U.S. Department of Transportation's Hazardous Materials Regulations regulates the classification and packaging requirements of hazardous materials which apply particularly to the Partnership's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000, all jacketed and non-jacketed tank railcars must be re-qualified to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify a tank railcar for service. The average cost of this inspection is $1,800 for non-jacketed tank railcars and $3,600 for jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test.

As of December 31, 1999, the Partnership was in compliance with the above governmental regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2. PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased and its interest in entities that own equipment for leasing purposes. As of December 31, 1999, the Partnership owned a portfolio of transportation and related equipment and investments in equipment owned by unconsolidated special-purpose entities (USPEs), as described in Item 1, Table
1. The Partnership acquired equipment with the proceeds of the Partnership offering of $107.4 million through the third quarter of 1995, with proceeds from the debt financing of $23.0 million, and by reinvesting a portion of its operating cash flow in additional equipment.

The Partnership maintains its principal office at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnership.

ITEM 3. LEGAL PROCEEDINGS

PLM International (the Company) and various of its wholly-owned subsidiaries are named as defendants in a lawsuit filed as a purported class action in January 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). The named plaintiffs are six individuals who invested in PLM Equipment Growth Fund IV (Fund IV), PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI (Fund VI), and PLM Equipment Growth & Income Fund VII (Fund VII) (the Funds), each a California limited partnership for which the
Company's wholly-owned subsidiary, FSI, acts as the General Partner. The complaint asserts causes of action against all defendants for fraud and deceit, suppression, negligent misrepresentation, negligent and intentional breaches of fiduciary duty, unjust enrichment, conversion, and conspiracy. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Funds, and concealing such mismanagement from investors in the Funds. Plaintiffs seek unspecified compensatory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) (the court) based on the court's diversity jurisdiction. In December 1997, the court granted defendants motion to compel arbitration of the named plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Partnership. Plaintiffs appealed this decision, but in June 1998 voluntarily dismissed their appeal pending settlement of the Koch action, as discussed below.

In June 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The plaintiff is an investor in Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in the Funds. The complaint alleges the same facts and the same causes of action as in the Koch action, plus additional causes of action against all of the defendants, including alleged unfair and deceptive practices and violations of state securities law. In July 1997, defendants filed a petition (the petition) in federal district court under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims. In October 1997, the district court denied the Company's petition, but in November 1997, agreed to hear the Company's motion for reconsideration. Prior to reconsidering its order, the district court dismissed the petition pending settlement of the Romei action, as discussed below.
The state court action continues to be stayed pending such resolution.

In February 1999 the parties to the Koch and Romei actions agreed to settle the lawsuits, with no admission of liability by any defendant, and filed a Stipulation of Settlement with the court. The settlement is divided into two parts, a monetary settlement and an equitable settlement. The monetary settlement provides for a settlement and release of all claims against defendants in exchange for payment for the benefit of the class of up to $6.6 million. The final settlement amount will depend on the number of claims filed by class members, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the court to plaintiffs' attorneys. The Company will pay up to $0.3 million of the monetary settlement, with the remainder being funded by an insurance policy. For settlement purposes, the monetary settlement class consists of all investors, limited partners, assignees, or unit holders who purchased or received by way of transfer or assignment any units in the Funds between May 23, 1989 and June 29, 1999. The monetary settlement, if approved, will go forward regardless of whether the equitable settlement is approved or not.

The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Funds' equipment, (b) the extension (until December 31, 2004) of the period during which FSI can reinvest the Funds' funds in additional equipment, (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease negotiation fees) that FSI is entitled to earn in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy, (d) a one-time repurchase by each of Funds V, VI, and VII of up to 10% of that partnership's outstanding units for 80% of net asset value per unit, and (e) the deferral of a portion of the management fees paid to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Funds. Subject to final court approval, these proposed changes would be made as amendments to each Partnership's limited partnership agreement if less than 50% of the limited partners of each Partnership vote against such amendments. The limited partners will be provided the opportunity to vote against the amendments by following the instructions contained in solicitation statements that will be mailed to them after being filed with the Securities and Exchange Commission. The equitable settlement also provides for payment of additional attorneys' fees to the plaintiffs' attorneys from Partnership funds in the event, if ever, that certain performance thresholds have been met by the Funds. The equitable settlement class consists of all investors, limited partners, assignees or unit holders who on June 29, 1999 held any units in Funds V, VI, and VII, and their assigns and successors in interest.

The court preliminarily approved the monetary and equitable settlements in June 1999. The monetary settlement remains subject to certain conditions, including notice to the monetary class and final approval by the court following a final fairness hearing. The equitable settlement remains subject to certain conditions, including: (a) notice to the equitable class, (b) disapproval of the proposed amendments to the partnership agreements by less than 50% of the limited partners in one or more of Funds V, VI, and VII, and (c) judicial approval of the proposed amendments and final approval of the equitable settlement by the court following a final fairness hearing. No hearing date is currently scheduled for the final fairness hearing. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

The Partnership has initiated litigation in various official forums in India against a defaulting Indian airline lessee to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The Partnership has repossessed its property previously leased to such airline. In response to the Partnership's collection efforts, the airline filed counter-claims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airlines' counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims. The General Partner believes the likelihood of an unfavorable outcome from the counterclaims is remote.

The Company is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant to the terms of the partnership agreement, the General Partner is entitled to 5% of the cash distributions of the Partnership. Net income is allocated to the General Partner to the extent necessary to cause the General Partner's capital account to equal zero. The remaining interests in the profits, losses, and cash distributions of the Partnership are allocated to the limited partners. As of December 31, 1999, there were 7,986 limited partners holding units in the Partnership.

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

The Partnership may redeem a certain number of units each year under the terms of the Partnership's limited partnership agreement, beginning October 25, 1997. As of December 31, 1999, the Partnership had agreed to purchase approximately 1,000 limited partnership units for an aggregate price of $10,000. The General Partner anticipates that these limited partnership units will be repurchased in the first and second quarters of 2000. As of December 31, 1999, the Partnership had purchased a cumulative total of 46,478 limited partnership units at a cost of $0.6 million. In addition to these limited partnership units, the General Partner may purchase additional limited partnership units on behalf of the Partnership in the future.










                      (This space intentionally left blank)

ITEM 6.    SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Partnership:

                                     TABLE 2

                         For the Year Ended December 31,
        (In thousands of dollars, except weighted-average unit amounts)

                                                1999         1998         1997         1996         1995
                                             ---------------------------------------------------------------------------

 Operating results:
   Total revenues                            $  20,849       $  18,200      $  17,885      $    16,316       $   19,289
   Net gain (loss) on disposition of
       equipment                                 1,140             (31)         1,803               42              182
   Equity in net income (loss) of uncon-
       solidated special-purpose entities        6,067           6,493          1,430             (797)              --
   Net income (loss)                             6,708           5,824          1,101           (2,976)          (1,192)

 At year-end:
   Total assets                              $  65,966       $  76,537      $  82,623      $    89,852       $  101,488
   Total liabilities                            23,219          26,505         30,050           27,865           25,820
   Notes payable                                20,000          23,000         23,000           25,000           23,000

 Cash distribution                           $  10,083       $  10,127      $  10,176      $    10,178       $    9,627

 Cash distribution representing
     a return of capital to the limited
     partners                                $   3,375       $   4,303      $   9,075      $     9,669       $    9,157

 Per weighted-average limited partnership unit:

  Net income (loss)                          $    1.16<F1>1  $    0.99<F1>1 $    0.11<F1>1 $     (0.65)<F1>1 $ *   <F1>1

  Cash distribution                          $    1.80       $    1.80      $    1.80      $      1.80       $ *

  Cash distribution representing
      a return of capital                    $    0.64       $    0.81      $    1.69      $      1.80       $ *



                     * Various according to interim closings



                      (This space intentionally left blank)





<F1>

------------------------------------
1 After reduction of income necessary to cause the General Partner's capital account to equal zero of $0.2 million ($0.03 per weighted-average depositary unit) in 1999, $0.2 million ($0.04 per weighted-average depositary unit) in 1998, $0.5 million ($0.08 per weighted-average depositary unit) in 1997, $0.7 million ($0.12 per weighted-average depositary unit) in 1996, and $0.5 million ($0.10 per weighted-average depositary unit) in 1995.

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

(B)  Results of Operations - Factors Affecting Performance

(1)  Re-leasing Activity and Repricing Exposure to Current Economic Conditions

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for Partnership equipment include supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing or repricing activity in 1999 primarily in its aircraft, railcar, marine container, trailer, and marine vessel portfolios.

(a) Aircraft: The Partnership owns a DeHavilland DCH-8 and a Boeing 737-300 aircraft that were off lease throughout 1999. As of December 31, 1999, the DeHavilland commuter aircraft was being marketed for sale and the Boeing 737-300 commercial aircraft was being marketed for lease.

(b) Railcars: While this equipment experienced some re-leasing activity, lease rates in this market remain relatively constant.

(c) Marine containers: Some of the Partnership's marine containers that are on lease are leased to operators of utilization-type leasing pools and, as such, are highly exposed to repricing activity. The increase in marine container contributions in 1999 was due to equipment purchases. Market conditions were relatively constant in repricing activity during 1999.

(d) Trailers: The Partnership's trailer portfolio operates in short-term rental facilities or with short-line railroad systems. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing activity.

(e) Marine vessels: Certain of the Partnership's marine vessels operated in the voyage charter market. Voyage charters are usually short in duration and reflect short-term demand and pricing trends in the marine vessel market. As a result of this, certain of the Partnership's marine vessels will be remarketed during 2000 exposing them to repricing and releasing risk.

(2)  Equipment Liquidations and Nonperforming Lessees

Liquidation of Partnership equipment and investments in unconsolidated special-purpose entities (USPEs), unless accompanied by an immediate replacement of additional equipment earning similar rates (see Reinvestment Risk, below), represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Lessees not performing under the terms of their leases, either by not paying rent, not maintaining or operating the equipment in accordance with the conditions of the leases, or other possible departures from the lease terms, can result not only in reductions in contribution, but also may require the Partnership to assume additional costs to protect its interests under the leases, such as repossession or legal fees. The Partnership experienced the following in 1999:

(a) Liquidations: During the year, the Partnership disposed of owned equipment that included an aircraft, portable heaters, trailers, railcars, and modular buildings and disposed of an interest in three USPEs that owned an interest in a commercial aircraft, aircraft rotables, and a mobile offshore drilling unit for total proceeds of $25.5 million.

(b) Non-performing Lessee: A Brazilian lessee is having financial difficulties. The lessee has contacted the General Partner and asked to work out a repayment schedule for the lease payment arrearage of $0.1 million. The General Partner has negotiated a settlement for all lease payments that are overdue.

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

During the first seven years of its operations which end on December 31, 2001, the Partnership intends to increase its equipment portfolio by investing surplus cash in additional equipment, after fulfilling operating requirements and paying distributions to the partners. Subsequent to the end of the reinvestment period, the Partnership will continue to operate for an additional three years, then begin an orderly liquidation over an anticipated two-year period.

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

During 1999, the Partnership purchased a portfolio of portable heaters for $0.2 million, including acquisition fees of $9,000, and marine containers for $12.5 million, including acquisition fees of $0.5 million. All acquisition fees were paid to PLM Financial Services, Inc. (FSI).

During 1999, the Partnership purchased an interest in a trust owning a Boeing 737-300 Stage III commercial aircraft for $9.0 million including acquisition and lease negotiation fees of $0.4 million. The Partnership also increased its interest in marine containers by $0.5 million including acquisition and lease negotiation fees of $24,000. All fees were paid to FSI. The remaining interest was purchased by an affiliated program.

(4)  Equipment Valuation

In accordance with Financial Accounting Standards Board statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the General Partner reviews the carrying value of the Partnership's equipment portfolio at least quarterly and whenever circumstances indicate that the carrying value of an asset may not be recoverable in relation to expected future market conditions, for the purpose of assessing the recoverability of the recorded amounts. If the projected undiscounted cash flows and the fair market value of the equipment are less than the carrying value of the equipment, a loss on revaluation is recorded. No reductions were required to the carrying value of the equipment during 1999, 1998, or 1997.

As of December 31, 1999, the General Partner estimated the current fair market value of the Partnership's equipment portfolio, including the Partnership's interest in equipment owned by USPEs, to be $82.4 million. This estimate is based on recent market transactions for equipment similar to the Partnership's equipment portfolio and the Partnership's interest in equipment owned by USPEs. Ultimate realization of fair market value by the Partnership may differ substantially from the estimate due to specific market conditions, technological obsolescence, and government regulations, among other factors that the General Partner cannot accurately predict.

(C) Financial Condition - Capital Resources, Liquidity, and Unit Redemption Plan

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering of $107.4 million and permanent debt financing of $23.0 million. No further capital contributions from the limited partners are permitted under the terms of the Partnership's limited partnership agreement. The total outstanding debt, currently $20.0 million, can only be increased with borrowings from the short-term Committed Bridge Facility, subject to specific covenants in existing debt agreements, unless the Partnership's senior lender will issue a waiver. The agreement requires the Partnership to maintain certain financial covenants related to fixed-charge coverage and maximum debt.

The Partnership relies on operating cash flow to meet its operating obligations, make cash distributions, and increase the Partnership's equipment portfolio with any remaining available surplus cash.

For the year ended December 31, 1999, the Partnership generated $12.6 million in operating cash (net cash provided by operating activities less minority interests, plus non-liquidating cash distributions from USPEs) to meet its operating obligations and make distributions of $10.1 million to the partners.

Pursuant to the terms of the limited partnership agreement, beginning in 1997, the Partnership is obligated, at the sole discretion of the General Partner, to redeem up to 2% of the outstanding limited partnership units each year. The purchase price to be offered for such outstanding units will be equal to 105% of the unrecovered principal attributed to the units. Unrecovered principal is defined as the excess of the capital contribution attributable to the unit over the distributions from any source paid with respect to that unit. As of December 31, 1999, the Partnership agreed to purchase approximately 1,000 limited partnership units for an aggregate price of $10,000. The General Partner anticipates that these limited partnership units will be repurchased in the first and second quarters of 2000. In addition to these units, the General Partner may purchase additional limited partnership units on behalf of the Partnership in the future.

The General Partner has entered into a joint $24.5 million credit facility (the Committed Bridge Facility) on behalf of the Partnership, PLM Equipment Growth Fund VI (EGF VI) and Professional Lease Management Income Fund I (Fund I), both affiliated investment programs; and TEC Acquisub, Inc. (TECAI), an indirect wholly-owned subsidiary of the General Partner. This credit facility may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership, plus (ii) 50% of unrestricted cash held by the borrower. The Partnership, EGF VII, Fund I, and TECAI collectively may borrow up to $24.5 million of the Committed Bridge Facility. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the Committed Bridge Facility. The Committed Bridge Facility also provides for a $5.0 million Letter of Credit Facility for the eligible borrowers. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than June 30, 2000. Interest accrues at either the prime rate or adjusted LIBOR plus 1.625% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of December 31, 1999 and March 29, 2000, no eligible borrower had any outstanding borrowings. The General Partner believes it will be able to renew the Committed Bridge Facility upon its expiration with similar terms as those in the current Committed Bridge Facility.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.






                      (This space intentionally left blank)

(D)  Results of Operations - Year-to-Year Detailed Comparison

(1) Comparison of the Partnership's Operating Results for the Years Ended December 31, 1999 and 1998

(a)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment increased during the year ended December 31, 1999, when compared to the same period of 1998. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment.

In September 1999, the General Partner amended the corporate-by-laws of certain USPEs in which the Partnership, or any affiliated program, owns an interest greater than 50%. The amendment to the corporate-by-laws provided that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment (the Amendment). As such, although the Partnership may own a majority interest in a USPE, the Partnership does not control its management and thus the equity method of accounting will be used after adoption of the Amendment. As a result of the Amendment, as of September 30, 1999, all jointly owned equipment in which the Partnership owned a majority interest, which had been consolidated, were reclassified to investments in USPEs. Lease revenues and direct expenses for jointly owned equipment in which the Partnership held a majority interest were reported under the consolidation method of accounting during the nine months ended September 30, 1999 and were included with the owned equipment operations. For the three months ended
December 31, 1999, lease revenues and direct expenses for these entities are reported under the equity method of accounting and are included with the operations of the USPEs.

The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                               For the Years
                                             Ended December 31,
                                           1999             1998
                                         ----------------------------

  Marine vessels                         $  3,880          $ 3,363
  Trailers                                  3,302            3,819
  Marine containers                         2,518              513
  Railcars                                  2,090            2,000
  Portable heaters                            736              764
  Aircraft                                    642            1,712
  Modular buildings                             3               47

Marine vessels: Marine vessel lease revenues and direct expenses were $7.8 million and $3.9 million, respectively, for the year ended December 31, 1999, compared to $7.1 million and $3.7 million, respectively, during the same period of 1998. During virtually all of the year ended December 31, 1998, two of the three marine vessels were operating under bareboat charters in which the lessee pays a flat lease rate and also pays for certain operating expenses while on lease. During the year ended December 31, 1999, these two marine vessels were operating under a lease arrangement in which the lessee pays a higher lease rate, however, the Partnership now pays for all operating expenses. The increase in marine vessel contribution from these two marine vessels was due to the increase in the lease revenues of $1.7 million from the new lease arrangement exceeding the increase in operating expenses caused by the new lease arrangement of $1.0 million.

The September 30, 1999 Amendment changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting. This impacted the reporting of lease revenues and direct expenses of one marine vessel. Lease revenues for the Partnership's majority held marine vessel decreased $1.1 million for the year ended December 31, 1999 when compared to the same period of 1998. The decline in lease revenues of $0.4 million was caused by a decline in lease rates and a decline of $0.7 million due to the Amendment. Direct expenses for the Partnership's majority held marine vessel also decreased $0.6 million due to the Amendment.

Trailers: Trailer lease revenues and direct expenses were $4.2 million and $0.9 million, respectively, for the year ended December 31, 1999, compared to $4.7 million and $0.9 million, respectively, during the same period of 1998. Trailer lease revenues decreased $0.5 million during the year ended December 31, 1999 primarily due to lower lease revenues earned on the Partnership's over-the-road dry trailers caused by the transition of these trailers to a PLM short-term rental facility specializing in this type of trailer. Additionally, equipment sales during the past 12 months caused lease revenues to decrease $0.1 million. Direct expenses increased $0.1 million during the year ended December 31, 1999 due to higher repair and maintenance expenses when compared to the same period of 1998.

Marine containers: Lease revenues and direct expenses for marine containers were $2.5 million and $0, respectively, for the year ended December 31, 1999, compared to $0.5 million and $0, respectively, during the same period of 1998. The increase in marine container lease revenues was due to the purchase of additional equipment in March 1999.

Railcars: Railcar lease revenues and direct expenses were $2.7 million and $0.6 million, respectively, for the year ended December 31, 1999, compared to $2.7 million and $0.7 million, respectively, during the same period of 1998. The increase in rail equipment contribution was due to lower direct expenses to certain railcars in the fleet during the year ended December 31, 1999 when compared to the same period of 1998.

Portable heaters: Portable heaters lease revenues and direct expenses were $0.7 million and $0, respectively, for the year ended December 31, 1999, compared to $0.8 million and $0, respectively, during the same period of 1998. The decrease in portable heater contribution was due to the sale of this equipment during the third quarter of 1999.

Aircraft: Aircraft lease revenues and direct expenses were $1.5 million and $0.9 million, respectively, for the year ended December 31, 1999, compared to $2.0 million and $0.3 million, respectively, during the same period of 1998. The decrease in aircraft contribution was due to higher repairs of $0.6 million needed to the commuter aircraft during 1999 when compared to the same period of 1998. In addition, aircraft lease revenues were $0.5 million lower due to the sale of three commercial aircraft in June 1999.

(b)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $14.0 million for the year ended December 31, 1999, increased from $13.4 million for the same period in 1998. Significant variances are explained as follows:

     (i) A $0.9 million increase was due to an increase in the provision for bad debts based on the General Partner's evaluation of the collectability of receivables due, primarily, from a lessee that was leasing portable heaters.

     (ii)A $0.2 million increase in administrative expenses was due to higher costs for professional services needed to collect past due receivables due from certain nonperforming lessees.

     (iii) A $0.4 million decrease in depreciation and amortization expenses from 1998 levels reflects the decrease of $1.4 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned, a decrease of $0.3 million due to the sale of certain equipment during 1999 and 1998, and a decrease of $0.7 million as a result of the Amendment which changed the accounting method used for majority held equipment from the consolidation method of accounting to the equity method of accounting. These decreases were offset in part, by an increase of $1.9 million in depreciation and amortization expenses resulting from the purchase of additional equipment during 1999.

(c)  Net Gain (Loss) on Disposition of Owned Equipment

The net gain on disposition of equipment for the year ended December 31, 1999 totaled $1.1 million, and resulted from the sale of commercial aircraft, portable heaters, trailers, modular buildings, and railcars with an aggregate net book value of $6.5 million for proceeds of $7.6 million. The net loss on disposition of equipment for the year ended December 31, 1998 totaled $31,000, and resulted from the sale of trailers, modular buildings, and a railcar, with an aggregate net book value of $0.4 million, for proceeds of $0.3 million.

(d)  Minority interests

A $43,000 decrease in minority interest income was due to a decrease in lease revenues of $0.2 million and direct and indirect expenses of $0.4 million during 1999 when compared to the same period of 1998, as it relates to the minority's percentage of ownership in these interests.

(e)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                             For the Years
                                                           Ended December 31,
                                                          1999           1998
                                                       -------------------------

  Aircraft, rotable components, and aircraft engines   $  6,160       $  6,390
  Mobile offshore drilling unit                              92             82
  Marine containers                                           7             --
  Marine vessels                                           (192)            21
                                                       ---------      ----------
    Equity in net income of USPEs                      $  6,067       $  6,493
                                                       =========      ==========

Aircraft, rotable components, and aircraft engines: During the year ended December 31, 1999, lease revenues of $2.6 million and the gain from the sale of the Partnership's interest in three trusts of $8.9 million were offset by depreciation expense, direct expenses, and administrative expenses of $5.3 million. During the same period of 1998, lease revenues of $5.8 million and the gain from the sale of the Partnership's interest in two trusts of $8.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $8.2 million. Lease revenues decreased $3.5 million due to the sale of the Partnership's investment in five trusts during 1999 and 1998. The decrease in lease revenues caused by these sales was partially offset by lease revenues of $0.3 million resulting from the Partnership's investment in an additional trust during May 1998. The Partnership's purchase of an interest in a trust owning a Boeing 737 in June 1999 did not generate any lease revenues since it has been off-lease since its purchase. The decrease in depreciation expense, direct expenses, and administrative expenses of $2.8 million was primarily due to lower depreciation expense of $2.4 million resulting from the Partnership's sale of it's investment in five trusts during 1999 and 1998, $1.4 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned, partially offset by the Partnership's investment in an additional trust during 1999 which increased depreciation expense $1.0 million.

Mobile offshore drilling unit: During the year ended December 31, 1999, lease revenues of $0.4 million were offset by the loss from the sale of the Partnership's interest in this entity of $0.1 million and by depreciation expense, direct expenses, and administrative expenses of $0.2 million. During the same period of 1998, lease revenues of $0.4 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.3 million. The increase in the contribution from this equipment was the result of lower depreciation expense caused by the double-declining balance method of depreciation offset by the loss from the sale of this entity.

Marine containers: The September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting, affected the lease revenues and direct expenses of marine containers for the year ended December 31, 1999. During the year ended December 31, 1999, lease revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.3 million. Marine container lease revenues and depreciation expense, direct expenses, and administrative expenses for the year ending December 31, 1998, were reported under the consolidation method of accounting under Owned Equipment Operations.

Marine vessels: During the year ended December 31, 1999, lease revenues of $1.4 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.6 million. During the same period of 1998, lease revenues of $1.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.1 million. Marine vessel lease revenues increased $0.5 million during the year ended December 31, 1999, due to the Amendment dated September 30, 1999 which change the accounting treatment of majority held equipment from the consolidation method of accounting to the equity method of accounting. The increase in lease revenues caused by the Amendment was partially offset by a decrease of $0.3 million caused lower lease rates earned on the existing marine vessel. The increase in expenses of $0.5 million was primarily due to the Amendment. The increase in expenses of $0.6 million caused by the Amendment was partially offset by a decrease in expenses of the remaining marine vessel due to lower depreciation expense of $0.1 million caused by the use of the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(f)  Net Income

As a result of the foregoing, the Partnership had net income of $6.7 million for the year ended December 31, 1999, compared to net income of $5.8 million during the same period of 1998. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the year ended December 31, 1999 is not necessarily indicative of future periods. In the year ended December 31, 1999, the Partnership distributed $9.6 million to the limited partners, or $1.80 per weighted-average limited partnership unit.

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

                                         For the Years
                                        Ended December 31,
                                     1998             1997
                                   ---------------------------
  Trailers                          $  3,819         $  3,275
  Marine vessels                       3,363            4,286
  Rail equipment                       2,000            1,994
  Aircraft                             1,712            2,001
  Portable heaters                       764               --
  Marine containers                      513               --
  Modular buildings                       47              426

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

(d)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities
     (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                           For the Years
                                                         Ended December 31,
                                                       1998               1997
                                                     ---------------------------

  Aircraft, rotable components, and aircraft engines $ 6,390          $   1,721
  Mobile offshore drilling unit                           82                  1
  Marine vessels                                          21               (292)
                                                     ---------        ----------

    Equity in net income of USPEs                    $ 6,493          $   1,430
                                                     ==========       ==========

Aircraft, rotable components, and aircraft engines: During the year ended December 31, 1998, lease revenues of $5.8 million and the gain from the sale of the Partnership's interest in two trusts of $8.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $8.2 million. During the same period of 1997, lease revenues of $8.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $6.5 million. Lease revenues decreased $2.3 million due to the sale of the Partnership's investment in two trusts containing ten commercial aircraft and $1.9 million due to a lower lease rate earned on certain equipment during 1998 when compared to the same period of 1997. The decrease in lease revenues was partially offset by an increase of $1.8 million from the Partnership's investment in two additional trusts during 1998, each owning an MD-82 commercial aircraft. Depreciation expense, direct expenses, and administrative expenses increased $5.1 million due to the Partnership's investment in two additional trusts during 1998. This increase was offset by a decrease of $2.7 million from the sale of the Partnership's interest in two other trusts, and a decrease of $0.7 million due primarily to the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

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

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to U.S.-domiciled lessees consists of aircraft, modular buildings, portable heaters, trailers, and railcars. During 1999, U.S. lease revenues accounted for 37% of the total lease revenues of wholly- and partially-owned equipment while this region reported a net loss of $3.1 million compared to the Partnership's net income of $6.7 million. The net loss was due primarily to the double-declining balance method of depreciation on the aircraft purchased during 1999 and 1998, which results in greater depreciation in the first years an asset is owned.

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to Canadian-domiciled lessees consisted of aircraft and railcars. During 1999, Canadian lease revenues accounted for 6% of the total lease revenues of wholly- and partially-owned equipment while this region reported a net income of $0.6 million compared to the Partnership's net income of $6.7 million.

The Partnership's owned equipment and investments in equipment that was owned by USPEs on lease to South American-domiciled lessees consisted of aircraft. During 1999, South American lease revenues accounted for 6% of the total lease revenues of wholly and partially owned equipment while this region reported a net income of $7.5 million compared to the Partnership's net income of $6.7 million. The primary reason for this relationship is that a gain of $5.8 million was realized from the sale of an aircraft in this geographic region.

The Partnership's investment in equipment that was owned by a USPE and was on lease to a lessee in Europe, consisted of commercial aircraft, aircraft engines, and aircraft rotable components. Although this region did not generate any lease revenues, this region reported a net income of $3.0 million compared to the Partnership's net income of $6.7 million. The primary reason for this relationship is that a gain of $3.1 million was realized from the sale of the equipment in this geographic region.

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to lessees in the rest of the world consisted of marine vessels, marine containers, and a rig. During 1999, lease revenues for these operations accounted for 52% of the total lease revenues of wholly and partially owned equipment while this region reported a net income of $0.9 million compared to the Partnership's net income of $6.7 million.

(F) Effects of Year 2000

As of March 29, 2000, the Partnership has not experienced any material Year 2000
(Y2K) issues with either its internally developed software or purchased software. In addition, to date, the Partnership has not been impacted by any Y2K problems that may have impacted our customers and suppliers. The amount allocated to the Partnership by the General Partner related to Y2K issues has not been material. The General Partner continues to monitor its systems for any potential Y2K issues.

(G)  Inflation

Inflation had no significant impact on the Partnership's operations during 1999, 1998, or 1997.

(H)  Forward-Looking Information

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

(I)  Outlook for the Future

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

The Partnership intends to use excess cash flow, if any, after payment of operating expenses, pay principal and interest on debt, and cash distributions to the partners to acquire additional equipment during the first six years of Partnership operations which ends on December 31, 2001. The General Partner believes that these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.

Factors affecting the Partnership's contribution in 2000 and beyond include:

1. The Partnership is experiencing difficulty in leasing a commercial aircraft in which the Partnership has a partial interest and selling its commuter aircraft.

2. Depressed economic conditions in Asia during most of 1999 led to low freight rates for dry bulk marine vessels. As Asia began its economic recovery later in 1999 freight rates began to increase and, in the absence of new additional orders, this market would be expected to continue to show improvement and stabilize over the next one to two years.

3. Railcar loadings in North America have continued to be high, however a softening in the market is expected which may lead to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

Several other factors may affect the Partnership's operating performance in 2000 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

(1)  Repricing and Reinvestment Risk

Certain of the Partnership's aircraft, marine vessels, marine containers, railcars, and trailers will be remarketed in 2000 as existing leases expire, exposing the Partnership to some repricing risk/opportunity. Additionally, the General Partner may elect to sell certain underperforming equipment or equipment whose continued operation may become prohibitively expensive. In either case, the General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time, and cannot accurately assess the effect of such activity on future Partnership performance. The proceeds from the sold or liquidated equipment will be redeployed to purchase additional equipment, as the Partnership is in its reinvestment phase.

(2)  Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Currently, the General Partner has observed rising insurance costs to operate certain vessels in U.S. ports, resulting from implementation of the U.S. Oil Pollution Act of 1990. Under U.S. Federal Aviation Regulations, after December 31, 1999, no person shall operate an aircraft to or from any airport in the contiguous United States unless that airplane has been shown to comply with Stage III noise levels. The Partnership's Stage II aircraft is currently leased in a country that does not require this regulation. The U.S. Federal Railroad Administration has mandated that effective July 1, 2000, all jacketed and non-jacketed tank railcars must be re-qualified to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify a tank railcar for service. The average cost of this inspection is $1,800 for non-jacketed tank railcars and $3,600 for jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test. Ongoing changes in the regulatory environment, both in the United States and internationally, cannot be predicted with accuracy, and preclude the General Partner from determining the impact of such changes on Partnership operations, purchases, or sale of equipment.

(J)  Additional Capital Resources and Distribution Levels

The Partnership's initial contributed capital was composed of the proceeds from its initial offering of $107.4 million, supplemented by permanent debt in the amount of $23.0 million. The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above. The Partnership intends to rely on operating cash flow to meet its operating obligations, make cash distributions to limited partners, make debt payments, and increase the Partnership's equipment portfolio with any remaining surplus cash available.

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

The Partnership's permanent debt obligation began to mature in December 1999. The General Partner believes that sufficient cash flow will be available in the future for repayment of debt.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During 1999, 63% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

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





















                      (This space intentionally left blank)

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PLM INTERNATIONAL AND OF PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM International and of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:

Name                                     Age     Position
---------------------------------------- ------- ------------------------------------------------------------------

Robert N. Tidball                        61      Chairman of the Board, Director, President, and Chief Executive
                                                 Officer, PLM International, Inc.;
                                                 Director, PLM Financial Services, Inc.;
                                                 Vice President, PLM Railcar Management Services, Inc.;
                                                 President, PLM Worldwide Management Services Ltd.

Randall L.-W. Caudill                    52      Director, PLM International, Inc.

Douglas P. Goodrich                      53      Director and Senior Vice President, PLM International, Inc.;
                                                 Director and President, PLM Financial Services, Inc.; President,
                                                 PLM Transportation Equipment Corporation; President, PLM Railcar
                                                 Management Services, Inc.

Warren G. Lichtenstein                   34      Director, PLM International, Inc.

Howard M. Lorber                         51      Director, PLM International, Inc.

Harold R. Somerset                       64      Director, PLM International, Inc.

Robert L. Witt                           59      Director, PLM International, Inc.

Robin L. Austin                          53      Vice President, Human Resources, PLM International, Inc. and PLM
                                                 Financial Services, Inc.

Stephen M. Bess                          53      President, PLM Investment Management, Inc.; Vice President and
                                                 Director, PLM Financial Services, Inc.

Richard K Brock                          37      Vice President and Chief Financial Officer, PLM International,
                                                 Inc. and PLM Financial Services, Inc.

Susan C. Santo                           37      Vice President, Secretary, and General Counsel, PLM
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

Richard K Brock was appointed Vice President and Chief Financial Officer of PLM International and PLM Financial Services, Inc. in January 2000, after having served as Acting CFO since June 1999. Mr. Brock served as Corporate Controller of PLM International and PLM Financial Services, Inc. beginning in June 1997, as Director of Planning and General Accounting beginning in February 1994, and as an accounting manager beginning in September 1991. Mr. Brock was a division controller of Learning Tree International, a technical education company, from February 1988 through July 1991.

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

ITEM 11.   EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 1999.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (A) Security Ownership of Certain Beneficial Owners

         The General Partner is generally entitled to a 5% interest in the profits and losses (subject to certain allocations of income), cash available for distributions, and net disposition proceeds of the Partnership. As of December 31, 1999, no investor was known by the General Partner to beneficially own more than 5% of the limited partnership units of the Partnership.

     (B) Security Ownership of Management

         Neither the General Partner and its affiliates nor any executive officer or director of the General Partner and its affiliates owned any limited partnership units of the Partnership as of December 31, 1999.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (A) Transactions with Management and Others

         During 1999, the Partnership paid or accrued the following fees to FSI or its affiliates: management fees, $1.0 million; equipment acquisition fees, $0.5 million; and lease negotiation fees, $0.1 million. The
         Partnership reimbursed FSI or its affiliates $0.9 million for administrative and data processing services performed on behalf of the Partnership during 1999.

         During 1999, the USPEs paid or accrued the following fees to FSI or its affiliates (based on the Partnership's proportional share of ownership): management fees, $0.2 million, equipment acquisition fees, $0.4 million; lease negotiation fees, $4,000, and administrative and data processing services, $0.1 million.

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

      4.1 First Amendment to the Third Amendment and Restated Partnership Agreement, dated May 10, 1993.

      4.2 Second Amendment to the Third Amendment and Restated Partnership Agreement, dated May 10, 1999.

      4.3 Third Amendment to the Third Amendment and Restated Partnership Agreement, dated March 25, 1999.

     10.1 Management Agreement between Partnership and PLM Investment Management, Inc., incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-55796), which became effective with the Securities and Exchange Commission on May 25, 1993.

     10.2 Note Agreement, dated as of December 1, 1995, regarding $23.0 million of 7.27% senior notes due December 21, 2005. Incorporated by reference to the Partnership's Annual Report on Form 10-K dated December 31, 1995 filed with the Securities and Exchange Commission on March 20, 1996.

     10.3 Fourth Amended and Restated Warehousing Credit Agreement, dated as of December 15, 1998, with First Union National Bank of North Carolina incorporated by reference the Partnership's Annual Report on Form 10-K/A dated December 31, 1998 filed with the Securities and Exchange Commission on January 5, 2000.

     10.4 First amendment to the Fourth Amended and Restated Warehouse Credit Agreement dated December 10, 1999.

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


Dated: March 29, 2000                PLM EQUIPMENT GROWTH & INCOME FUND VII
                                     PARTNERSHIP

                                     By:   PLM Financial Services, Inc.
                                           General Partner


                                     By:   /s/ Douglas P. Goodrich
                                           Douglas P. Goodrich
                                           President and Director


                                     By:   /s/ Richard K Brock
                                           Richard K Brock
                                           Vice President and
                                           Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                         Capacity                          Date



*_______________________
Robert N. Tidball            Director, FSI                     March 29, 2000



*_______________________
Douglas P. Goodrich         Director, FSI                      March 29, 2000



*_______________________
Stephen M. Bess             Director, FSI                      March 29, 2000


*Susan C. Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.


/s/ Susan C. Santo
Susan C. Santo
Attorney-in-Fact

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                                    Page

Independent auditors' report                                          31

Balance sheets as of December 31, 1999 and 1998                       32

Statements of income for the years ended
     December 31, 1999, 1998, and 1997                                33

Statements of changes in partners' capital for the
     years ended December 31, 1999, 1998, and 1997                    34

Statements of cash flows for the years ended
     December 31, 1999, 1998, and 1997                                35

Notes to financial statements                                      36-48


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth & Income Fund VII as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.




/s/ KPMG LLP

SAN FRANCISCO, CALIFORNIA
March 12, 2000

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                                 BALANCE SHEETS
                                  December 31,
                 (in thousands of dollars, except unit amounts)


                                                                                       1999                 1998
                                                                                  -----------------------------------
  Assets

  Equipment held for operating leases, at cost                                    $     70,579         $     97,404
  Less accumulated depreciation                                                        (36,466)             (46,578)
                                                                                  -----------------------------------
    Net equipment                                                                       34,113               50,826

  Cash and cash equivalents                                                              2,495                  404
  Restricted cash                                                                          111                  219
  Accounts receivable, less allowance for doubtful accounts of
      $382 in 1999 and $251 in 1998                                                      1,099                1,893
  Investments in unconsolidated special-purpose entities                                27,843               22,817
  Lease negotiation fees to affiliate, less accumulated
      amortization of $21 in 1999 and $153 in 1998                                          99                  116
  Debt issuance costs, less accumulated amortization
      of $104 in 1999 and $78 in 1998                                                      152                  177
  Prepaid expenses and other assets                                                         54                   85
                                                                                  -----------------------------------

        Total assets                                                              $     65,966         $     76,537
                                                                                  ===================================

  Liabilities, minority interests, and partners' capital

  Liabilities
  Accounts payable and accrued expenses                                           $      1,267         $        657
  Due to affiliates                                                                        560                1,318
  Lessee deposits and reserve for repairs                                                1,392                1,530
  Notes payable                                                                         20,000               23,000
                                                                                  -----------------------------------
    Total liabilities                                                                   23,219               26,505
                                                                                  -----------------------------------

  Minority interests                                                                        --                3,785

  Partners' capital
  Limited partners (limited partnership units of 5,323,819 and
        5,334,211 as of December 31, 1999 and 1998, respectively)                       42,747               46,247
  General Partner                                                                           --                   --
                                                                                  -----------------------------------
    Total partners' capital                                                             42,747               46,247
                                                                                  -----------------------------------

        Total liabilities, minority interest, and partners' capital               $     65,966         $     76,537
                                                                                  ===================================












                 See accompanying notes to financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                              STATEMENTS OF INCOME
                        For the Years Ended December 31,
         (in thousands of dollars, except weighted-average unit amounts)



                                                                    1999             1998            1997
                                                                -----------------------------------------------
  Revenues

  Lease revenue                                                 $    19,432      $   17,851        $  15,755
  Interest and other income                                             277             380              327
  Net gain (loss) on disposition of equipment                         1,140             (31)           1,803
                                                                --------------------------------------------------
    Total revenues                                                   20,849          18,200           17,885
                                                                --------------------------------------------------
  Expenses

  Depreciation and amortization                                       9,013           9,461           10,613
  Repairs and maintenance                                             3,121           2,590            1,883
  Equipment operating expenses                                        2,629           2,637            1,312
  Other insurance expenses                                              563             449              612
  Management fees to affiliate                                          982             978              867
  Interest expense                                                    1,672           1,668            1,691
  General and administrative expenses to affiliates                     925             762              704
  Other general and administrative expenses                             602             573              470
  Provision for (recovery of) bad debts                                 815             (92)             254
                                                                -----------------------------------------------
    Total expenses                                                   20,322          19,026           18,406
                                                                -----------------------------------------------

  Minority interests                                                    114             157              192

  Equity in net income of unconsolidated
      special-purpose entities                                        6,067           6,493            1,430
                                                                -----------------------------------------------
  Net income                                                    $     6,708      $    5,824        $   1,101
                                                                ===============================================

  Partners' share of net income

  Limited partners                                              $     6,204      $    5,317        $     593
  General Partner                                                       504             507              508
                                                                -----------------------------------------------

  Total                                                         $     6,708      $    5,824        $   1,101
                                                                ===============================================
  Net income per weighted-average limited
      partnership unit                                          $      1.16      $     0.99        $    0.11
                                                                ===============================================

  Cash distribution                                             $    10,083      $   10,127        $  10,176
                                                                ===============================================

  Cash distribution per weighted-average
      limited partnership unit                                  $      1.80      $     1.80        $    1.80
                                                                ===============================================








                 See accompanying notes to financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the Years Ended December 31, 1999, 1998 and 1997
                            (in thousands of dollars)



                                                      Limited            General
                                                      Partners           Partner            Total
                                                    --------------------------------------------------

    Partners' capital as of December 31, 1996       $   60,137        $        --        $   60,137

  Net income                                               593                508             1,101

  Cash distribution                                     (9,668)              (508)          (10,176)
                                                    --------------------------------------------------
    Partners' capital as of December 31, 1997           51,062                 --            51,062

  Net income                                             5,317                507             5,824

  Purchase of limited partnership units                   (512)                --              (512)

  Cash distribution                                     (9,620)              (507)          (10,127)
                                                    -------------------------------------------------

    Partners' capital as of December 31, 1998           46,247                 --            46,247

  Net income                                             6,204                504             6,708

  Purchase of limited partnership units                   (125)                --              (125)

  Cash distribution                                     (9,579)              (504)          (10,083)
                                                    --------------------------------------------------

    Partners' capital as of December 31, 1999       $   42,747        $        --        $   42,747
                                                    ==================================================














                 See accompanying notes to financialstatements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,
                            (in thousands of dollars)

                                                                               1999           1998           1997
                                                                           --------------------------------------------
  Operating activities

  Net income                                                               $    6,708     $     5,824    $     1,101
  Adjustments to reconcile net income
        to net cash provided by (used in ) operating activities:
    Depreciation and amortization                                               9,013           9,461         10,613
    Net (gain) loss on disposition of equipment                                (1,140)             31         (1,803)
    Equity in net income from unconsolidated
      special-purpose entities                                                 (6,067)         (6,493)        (1,430)
    Changes in operating assets and liabilities:
      Restricted cash                                                            (111)            (28)           (33)
      Accounts receivable, net                                                    608            (938)           355
      Prepaid expenses and other assets                                           (44)            (57)             7
      Accounts payable and accrued expenses                                      (237)             15            197
      Due to affiliates                                                           251             315             79
      Lessee deposits and reserve for repairs                                     233            (293)           327
      Minority interests                                                         (443)          2,274           (338)
                                                                           -------------------------------------------
        Net cash provided by operating activities                               8,771          10,111          9,075
                                                                           --------------------------------------------

  Investing activities

  Payments for purchase of equipment and capitalized repairs                  (11,855)        (13,465)        (3,701)
  Investment in and equipment purchased and placed in
      unconsolidated special-purpose entities                                  (8,975)        (14,721)          (683)
  Distribution from unconsolidated special-purpose entities                     3,382           8,958          6,529
  Payments of acquisition fees to affiliate                                      (567)           (605)          (162)
  Payments of lease negotiation fees to affiliate                                (126)           (134)           (36)
  Distributions from liquidation of unconsolidated special-purpose
      entities                                                                 17,043          14,802             --
  Proceeds from disposition of equipment                                        7,626             352          4,431
                                                                           --------------------------------------------
        Net cash provided by (used in) investing activities                     6,528          (4,813)         6,378
                                                                           --------------------------------------------

  Financing activities

  Payments due to affiliates                                                       --          (5,092)            --
  Cash received from affiliates                                                    --           1,510          3,582
  Cash distribution paid to limited partners                                   (9,579)         (9,620)        (9,668)
  Cash distribution paid to General Partner                                      (504)          (507)           (508)
  Purchase of limited partnership units                                          (125)          (512)             --
  Principal payments on notes payable                                          (3,000)            --              --
  Principal payments on short-term note payable                                    --              --         (2,000)
                                                                           -------------------------------------------
        Net cash used in financing activities                                 (13,208)       (14,221)         (8,594)
                                                                           ------------------------------------------------
  Net increase (decrease) in cash and cash equivalents                          2,091         (8,923)          6,859
  Cash and cash equivalents at beginning of year                                  404          9,327           2,468
                                                                           --------------------------------------------
  Cash and cash equivalents at end of year                                 $    2,495     $      404     $     9,327
                                                                           ============================================

  Supplemental information
  Interest paid                                                            $    1,672     $     1,705    $     1,664
                                                                           ============================================




                 See accompanying notes to financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999

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

Beginning in the Partnership's seventh year of operations, which commences on January 1, 2002, the General Partner will stop purchasing additional equipment. Surplus cash, if any, less reasonable reserves, will be distributed to the partners. Beginning in the Partnership's ninth year of operations, which commences on January 1, 2004, the General Partner intends to begin an orderly liquidation of the Partnership's assets. The Partnership will terminate on December 31, 2013, unless terminated earlier upon sale of all equipment or by certain other events.

FSI  manages  the  affairs  of  the  Partnership.   Cash  distributions  of  the
Partnership are generally allocated 95% to the limited partners and 5% to the General Partner. Net income is allocated to the General Partner to the extent necessary to cause the General Partner's capital account to equal zero. The General Partner is also entitled to receive a subordinated incentive fee after the limited partners receive a minimum return on, and a return of, their invested capital.

The partnership agreement includes a redemption provision. Beginning in the 31st month of operations, which was October 1997, the Partnership may, at the General Partner's sole discretion, redeem up to 2% of the outstanding units each year. The purchase price to be offered by the Partnership for outstanding units will be equal to 105% of the unrecovered principal attributed to the units. Unrecovered principal is defined as the excess of the capital contributions from any source paid with respect to a unit. For the years ended December 31, 1999 and 1998, the Partnership repurchased 10,392 and 36,086 limited partnership units for $0.1 million and $0.5 million, respectively.

As of December 31, 1999, the Partnership agreed to purchase approximately 1,000 units for an aggregate price of approximately $10,000. The General Partner anticipates that these units will be purchased in the first and second quarters of 2000. In addition to these units, the General Partner may purchase additional limited partnership units on behalf of the Partnership in the future.

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

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

1.   Basis of Presentation (continued)

Accounting for Leases

The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term as earned in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases" (SFAS 13). Lease origination costs are capitalized and amortized over the term of the lease.

Depreciation and Amortization

Depreciation of transportation equipment held for operating leases is computed on the double-declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars and 12 years for other equipment. The depreciation method is changed to straight line when annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Acquisition fees and certain other acquisition costs have been capitalized as part of the cost of the equipment. Lease negotiation fees are amortized over the initial equipment lease term. Debt issuance costs are amortized over the term of the related loan (see Note 7). Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the estimated remaining life of the equipment.

Transportation Equipment

In accordance with the Financial Accounting Standards Board's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), the General Partner reviews the carrying value of the Partnership's equipment at least quarterly, and whenever circumstances indicate that the carrying value of an asset may not be recoverable in relation to expected future market conditions, for the purpose of assessing recoverability of the recorded amounts. If projected undiscounted future cash flows and the fair market value of the equipment are less than the carrying value of the equipment, a loss on revaluation is recorded. No reductions to the carrying value of equipment were required during 1999, 1998, and 1997.

Equipment held for operating leases is stated at cost.

Investments in Unconsolidated Special-Purpose Entities

The Partnership has interests in unconsolidated special-purpose entities (USPEs) that own transportation equipment. The Partnership owns a majority interest in two such entities. Prior to September 30, 1999, the Partnership controlled the management of these entities and thus they were consolidated into the Partnership's financial statements. On September 30, 1999, the corporate-by-laws of these entities were changed to require a unanimous vote by all owners on major business decisions. Thus, from September 30, 1999 forward, the Partnership no longer controlled the management of these entities, and the accounting method for the entities was changed from the consolidation method to the equity method.

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

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999

1.   Basis of Presentation (continued)

Repairs and Maintenance

Repair and maintenance costs related to marine vessels, railcars, and trailers are usually the obligation of the Partnership and are accrued as incurred. Costs associated with marine vessel dry-docking are estimated and accrued ratably over the period prior to such dry-docking. Maintenance costs of aircraft and marine containers are the obligation of the lessee. To meet the maintenance requirements of certain aircraft airframes and engines, reserve accounts are prefunded by the lessee over the period of the lease based on the number of hours this equipment is used, times the estimated rate to repair this equipment. If repairs exceed the amount prefunded by the lessee, the Partnership has the obligation to fund and accrue the difference. In certain instances, if the aircraft is sold and there is a balance in the reserve account for repairs to that aircraft, the balance in the reserve account is reclassified as additional sales proceeds. The aircraft reserve accounts and marine vessel dry-docking reserve accounts are included in the balance sheet as lessee deposits and reserve for repairs.

Net Income (Loss) and Distributions Per Limited Partnership Unit

Net income is allocated to the General Partner to the extent necessary to cause the General Partner's capital account to equal zero. Cash distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner and may include amounts in excess of net income. The limited partners' net income (loss) and cash distributions are allocated among the limited partners based on the number of limited partnership units owned by each limited partner and on the number of days of the year each limited partner is in the Partnership.

Cash distributions are recorded when paid. Monthly unitholders receive a distribution check 15 days after the close of the previous month's business and quarterly unitholders receive a distribution check 45 days after the close of the quarter.

Cash distributions to investors in excess of net income are considered a return of capital. Cash distributions to the limited partners of $3.3 million, $4.3 million, and $9.1 million for the years ended December 31, 1999, 1998, and 1997, respectively, were deemed to be a return of capital.

Cash distributions relating to the fourth quarter of 1999, 1998, and 1997, of $1.4 million for each year, were paid during the first quarter of 2000, 1999, and 1998, respectively.

Net Income (Loss) Per Weighted-Average Partnership Unit

Net income (loss) per weighted-average Partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the year. The weighted-average number of Partnership units deemed outstanding during the years ended December 31, 1999, 1998, and 1997 was 5,326,161, 5,341,360, and 5,370,297,
respectively.

Cash and Cash Equivalents

The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash equivalents approximates fair market value due to the short-term nature of the investments.

Comprehensive Income

The Partnership's net income is equal to comprehensive income for the years ended December 31, 1999, 1998, and 1997.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

1.   Basis of Presentation (continued)

Restricted Cash

As of December 31, 1999 and 1998, restricted cash represented lessee security deposits held by the Partnership.

2.   General Partner and Transactions with Affiliates

An officer of PLM Securities Corp., a wholly-owned subsidiary of the General Partner, contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI, subject to certain reductions, receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPEs equal to the lesser of (i) the fees that would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (A) for that equipment for which IMI provides only basic equipment management services, (a) 2% of the gross lease revenues, as defined in the agreement, attributable to equipment that is subject to full payout net leases and (b) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, and (B) for that equipment for which IMI provides supplemental equipment management services, 7% of the gross lease revenues attributable to such equipment. Partnership management fees payable were $0.1 million as of December 31, 1999 and 1998. The Partnership's proportional share of USPE management fees of $0.1 million and $45,000 were payable as of December 31, 1999 and 1998, respectively. The Partnership's proportional share of USPE management fee expense was $0.2 million, $0.3 million, $0.4 million during 1999, 1998, and 1997 respectively. The Partnership reimbursed FSI $0.9 million during 1999, $0.8 million during 1998, and $0.7 million during 1997 for data processing expenses and other administrative services performed on behalf of the Partnership. The Partnership's proportional share of USPE data processing and administrative expenses reimbursed to FSI was $0.1 million, $0.1 million and $22,000 during 1999, 1998, and 1997, respectively.

The Partnership paid $49,000, in 1998 to Transportation Equipment Indemnity Company, Ltd. (TEI), an affiliate of the General Partner that provides marine insurance coverage and other insurance brokerage. No fees for owned equipment were paid to TEI in either 1999 or 1997. The Partnership's proportional share of USPE marine insurance coverage paid to TEI was $0 during 1998 and $0.1 million during 1997. A substantial portion of this amount was paid to third-party reinsurance underwriters or was placed in risk pools managed by TEI on behalf of affiliated programs and PLM International, which provided threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds were either paid out to cover applicable losses or refunded pro rata by TEI. The Partnership's proportional share of a refund of $14,000 was received during 1998, from lower loss-of-hire insurance claims from the insured USPEs and other insured affiliated programs. During 1999 and 1998, TEI did not provide the same level of insurance coverage as had been provided during previous years. These services were provided by an unaffiliated third party. PLM International liquidated TEI during the first quarter of 2000.

The Partnership and USPEs paid or accrued lease negotiation and equipment acquisition fees of $1.1 million, $1.5 million, and $0.2 million, during 1999, 1998, and 1997, respectively, to TEC and WMS.

TEC will also be entitled to receive an equipment liquidation fee equal to the lesser of (i) 3% of the sales price of equipment sold on behalf of the Partnership or (ii) 50% of the "Competitive Equipment Sale Commission," as
defined in the agreement, if certain conditions are met. In certain circumstances, the General Partner will be entitled to a monthly re-lease fee for re-leasing services following the expiration of the initial lease, charter, or other contract for certain equipment equal to the lesser of (a) the fees that

                     PLM Equipment Growth & Income Fund VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999

2.   General Partner and Transactions with Affiliates (continued)

would be charged by an independent third party for comparable services for comparable equipment or (b) 2% of gross lease revenues derived from such re-lease, provided, however, that no re-lease fee shall be payable if such re-lease fee would cause the combination of the equipment management fee paid to IMI and the re-lease fee with respect to such transaction to exceed 7% of gross lease revenues.

As of December 31, 1999, approximately 78% of the Partnership's trailer equipment was in rental facilities operated by PLM Rental, Inc., an affiliate of the General Partner, doing business as PLM Trailer Leasing. Rents are recorded as revenue in accordance with Financial Accounting Standards Board Statement No. 13 "Accounting for Leases". Direct expense associated with the equipment are charged directly to the Partnership. An allocation of indirect expenses of the rental yard operations is charged to the Partnership monthly.

The  Partnership   owned  certain   equipment  in  conjunction  with  affiliated
partnerships during 1999, 1998, and 1997 (see Note 4).

The balance due to affiliates as of December 31, 1999 includes $0.1 million due to FSI and its affiliates for management fees and $0.5 million due to affiliated USPEs. The balance due to affiliates as of December 31, 1998 includes $0.1 million due to FSI and its affiliates for management fees and $1.2 million due to affiliated USPEs.

3.   Equipment

The components of owned equipment as of December 31 are as follows (in thousands of dollars):

   Equipment Held for Operating Leases             1999              1998
  -----------------------------------------  -------------------------------
  Marine vessels                             $    22,212       $   39,977
  Trailers                                        16,895           17,280
  Marine containers                               12,498            9,957
  Aircraft                                         9,297           15,933
  Rail equipment                                   9,677           10,084
  Portable heaters                                    --            4,085
  Modular buildings                                   --               88
                                             -------------------------------
                                                  70,579           97,404
  Less accumulated depreciation                  (36,466)         (46,578)
                                             -------------------------------
    Net equipment
                                             $    34,113       $   50,826
                                             ===============================

Revenues are earned by placing the equipment under operating leases. Most of the Partnership's marine vessels are leased to lessees on a voyage charter basis for a specific trip. Rental revenues for railcars are based on a monthly fixed lease rate however, in certain instances, rental revenues are based on mileage traveled. Rental revenues for all other equipment are based on a monthly fixed lease rate.

During September 1999, certain equipment in which the Partnership held a majority ownership, was reclassified to investments in USPEs (see Note 4).

As of December 31, 1999, all owned equipment was on lease or operating in PLM-affiliated short-term trailer rental facilities, except a commuter aircraft and ten railcars. As of December 31, 1998 all owned equipment in the Partnership's portfolio was on lease or operating in PLM-affiliated short-term trailer rental yards, except for two commuter aircraft and three railcars. The net book value of the equipment off lease was $1.5 million and $3.3 million as of December 31, 1999 and 1998, respectively.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999

3.  Equipment (continued)

During 1999, the Partnership purchased a portfolio of portable heaters for $0.2 million, including acquisition fees of $9,000, and marine containers for $12.5 million, including acquisition fees of $0.5 million. During 1998, the Partnership purchased a portfolio of portable heaters for $4.1 million, including $0.2 million in acquisition fees. All acquisition fees were paid to FSI.

During 1999, the Partnership disposed of or sold a commercial aircraft, portable heaters, trailers, modular buildings, and railcars with an aggregate net book value of $6.5 million for $7.6 million. During 1998, the Partnership disposed of or sold modular buildings, trailers, and a railcar with a net book value of $0.4 million for $0.3 million.

All wholly- and partially-owned equipment on lease is accounted for as operating leases. Future minimum rent under noncancelable operating leases as of December 31, 1999 for this equipment during each of the next five years are approximately $13.7 million in 2000, $10.0 million in 2001, $4.3 million in 2002, $4.1 million in 2003, $3.9 million in 2004, and $7.1 million thereafter. Per diem and short-term rentals consisting of utilization rate lease payments included in lease revenues amounted to $4.2 million in 1999, $4.7 million in 1998, and $3.8 million in 1997.

4.   Investments in Unconsolidated Special-Purpose Entities (USPEs)

The Partnership owns equipment jointly with affiliated programs.

In September 1999, the General Partner amended the corporate-by-laws of certain USPEs in which the Partnership, or any affiliated program, owns an interest greater than 50%. The amendment to the corporate-by-laws provided that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment. As such, although the Partnership may own a majority interest in a USPE, the Partnership does not control its management and thus the equity method of accounting will be used after adoption of the amendment. As a result of the amendment, as of September 30, 1999, all jointly owned equipment in which the Partnership owned a majority interest, which had been consolidated, were reclassified to investments in USPEs. Accordingly, as of December 31, 1999, the balance sheet reflects all investments in USPEs on an equity basis.

The net investment in USPEs includes the following jointly-owned equipment (and related assets and liabilities) as of December 31 (in thousands of dollars):

                                                                                   1999             1998
--------------------------------------------------------------------------------------------------------------
38% interest in a trust owning a Boeing 737-300 Stage III commercial
      aircraft                                                                  $    7,974       $       --
75% interest in an entity owning marine containers                                   6,656               --
50% interest in a trust owning an MD-82 Stage III commercial aircraft                5,066            6,804
80% interest in an entity owning a dry bulk-carrier marine vessel                    4,224               --
44% interest in an entity owning a dry bulk-carrier marine vessel                    1,917            2,211
50% interest in a trust owning an MD-82 Stage III commercial aircraft                1,808            3,546
50% interest  in a trust that owned  four  Boeing  737-200A Stage II
      commercial aircraft                                                              122              222
25% interest in a trust that owned four Boeing 737-200A Stage II
      commercial aircraft                                                               79              141
33% interest in two trusts that owned a total of three Boeing 737-200A
      Stage II commercial aircraft, two stage II aircraft engines, and
      a portfolio of aircraft rotables                                                  --            4,102
10% interest in an entity that owned a mobile offshore drilling unit                    --            1,450
24% interest in a trust that owned a Boeing 767-200ER Stage III
      commercial aircraft                                                               (3)           4,341

  Net investments                                                               $   27,843       $   22,817


                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999

4.   Investments in Unconsolidated Special-Purpose Entities (USPEs) (continued)

As of December 31, 1999, all jointly-owned equipment in the Partnership's USPE portfolio was on lease except for a Boeing 737-300 commercial aircraft with a net investment of $8.0 million. As of December 31, 1998, all jointly-owned equipment in the Partnership's USPE portfolio was on lease.

During 1999, the Partnership purchased an interest in a trust owning a Boeing 737-300 Stage III commercial aircraft for $9.0 million including acquisition and lease negotiation fees of $0.4 million. The Partnership also increased its interest in marine containers by $0.5 million including acquisition and lease negotiation fees of $24,000. All fees were paid to FSI. The remaining interest was purchased by an affiliated program.

During 1999, the General Partner sold the Partnership's 33% interest in two trusts that owned a total of three Boeing 737-200A Stage II commercial aircraft, two stage II aircraft engines, and a portfolio of aircraft rotables for proceeds of $7.1 million for its net investment of $4.0 million. The General Partner also sold the Partnership's 24% interest in a Boeing 767-200ER Stage III commercial aircraft for proceeds of $9.6 million which includes $0.7 million of unused engine reserves for its net investment of $3.8 million and the Partnership's 10% interest in a mobile offshore drilling unit for proceeds of $1.2 million for its net investment of $1.3 million

During 1998, the Partnership completed its commitment to purchase an interest in a trust owning a MD-82 Stage III commercial aircraft for $7.2 million, including acquisition and lease negotiation fees of $0.4 million that were paid to FSI for the purchase of this equipment. The Partnership made a deposit of $0.7 million toward this purchase in 1997. The Partnership also purchased an interest in another trust owning an MD-82 Stage III commercial aircraft for $8.2 million, including acquisition and lease negotiation fees of $0.4 million that were paid to FSI for the purchase of this equipment. The remaining interest in this trust was purchased by an affiliated program.

In addition, during 1998, the Partnership purchased an interest in an entity owning a portfolio of marine containers for $7.5 million, including acquisition and lease negotiation fees of $0.4 million that were paid to FSI. The remaining interest in this entity was purchased by an affiliated program.

The Partnership had a beneficial interests in two USPEs that owned multiple aircraft (the Trusts). These Trusts contain provisions, under certain circumstances, for allocating specific aircraft to the beneficial owners. During 1998, in one of these Trusts, the Partnership sold the two commercial aircraft assigned to it, with a net book value of $3.4 million, for proceeds of $8.8 million. Also during the same period, in another trust, the Partnership sold the commercial aircraft assigned to it, with a net book value of $2.7 million, for proceeds of $6.0 million.

The following summarizes the financial information for the USPEs and the Partnership's interest therein as of and for the year ended December 31 (in thousands of dollars):

                                          1999                          1998                         1997
                                                   Net                          Net                          Net
                                   Total         Interest        Total         Interest        Total       Interest
                                   USPEs           of            USPEs          of             USPEs          of
                                                Partnership                   Partnership                 Partnership
                                ---------------------------   ---------------------------   ---------------------------
            Net Investments     $    32,490     $   27,843     $   70,189     $   22,817    $    95,973   $   25,363
            Lease revenues           12,908          4,638         23,461          7,233         32,824        9,613
            Net income               31,725          6,067         19,463          6,493         11,016        1,430


5.   Operating Segments

The Partnership operates or operated in six primary operating segments: aircraft leasing, modular building leasing, portable heater leasing, marine vessel leasing, trailer leasing, and railcar leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

5.   Operating Segments (continued)

The General Partner evaluates the performance of each segment based on profit or loss from operations before allocation of general and administrative expenses, interest expense, and certain general and administrative, operations support, and other expenses. The segments are managed separately due to the utilization of different business strategies for each operation.

The following tables present a summary of the operating segments (in thousands of dollars):

                                                      Marine     Marine
                                           Aircraft  Container   Vessel   Trailer    Railcar     All
     For the Year Ended December 31, 1999  Leasing   Leasing    Leasing   Leasing    Leasing    Other<F1>1  Total
                                           --------- ---------  --------- ---------  --------- ---------  -----------
     REVENUES
       Lease revenue                       $  1,517  $  2,520   $  7,763  $  4,228   $  2,665  $    739   $ 19,432
       Interest income and other                 29         1         --        --         31       216        277
       Gain (loss) on disposition of            977        --         --        30        (31)      164      1,140
        equipment
                                           ------------------------------------------------------------------------
         Total revenues                       2,523     2,521      7,763     4,258      2,665     1,119     20,849

     COSTS AND EXPENSES
       Operations support                       875         2      3,883       926        575        52      6,313
       Depreciation and amortization          1,318     2,449      2,481     1,557        735       473      9,013
       Interest expense                          --        --         --        --         --     1,672      1,672
       Management fees to affiliate              76       140        388       185        186         7        982
       General and administrative expenses       44        19         75       719         58       612      1,527
       Provision for bad debts                   --        --         --       201         20       594        815
                                           ------------------------------------------------------------------------
         Total costs and expenses             2,313     2,610      6,827     3,588      1,574     3,410     20,322
                                           ------------------------------------------------------------------------
     Minority interests                          --        (2)       116        --         --        --        114
     Equity in net income (loss) of USPEs     6,160         7       (192)       --         --        92      6,067
                                           ------------------------------------------------------------------------
     Net income (loss)                     $  6,370  $    (84)  $    860  $    670   $  1,091  $ (2,199)  $  6,708
                                           ========================================================================

     Total assets as of December 31, 1999  $ 17,488  $ 18,001   $ 14,611  $  8,137   $  4,796  $  2,933   $ 65,966
                                           ========================================================================

                                                     Portable    Marine
                                           Aircraft   Heater     Vessel   Trailer    Railcar     All
     For the Year Ended December 31, 1998  Leasing   Leasing    Leasing   Leasing    Leasing    Other<F2>2   Total
                                           --------- ---------  --------- ---------  --------- ---------  -----------
     REVENUES
       Lease revenue                       $  2,021  $    764   $  7,078  $  4,685   $  2,742  $    561   $ 17,851
       Interest income and other                 --        --         --        --         20       360        380
       Gain (loss) on disposition of             --        --         --       (12)         9       (28)       (31)
         equipment
                                           ------------------------------------------------------------------------
         Total revenues                       2,021       764      7,078     4,673      2,771       893     18,200

     COSTS AND EXPENSES
       Operations support                       309        --      3,715       866        742        44      5,676
       Depreciation and amortization          2,212       525      3,312     1,935        870       607      9,461
       Interest expense                           4        --         --        --         --     1,664      1,668
       Management fees to affiliate             101        38        354       272        195        18        978
       General and administrative expenses       70       (15)       142       527         72       539      1,335
       Provision for (recovery of) bad            2        --         --        45        (30)     (109)       (92)
        debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             2,698       548      7,523     3,645      1,849     2,763     19,026
                                           ------------------------------------------------------------------------
     Minority interests                          --        --        137        --         --        20        157
     Equity in net income of USPEs            6,390        --         21        --         --        82      6,493
                                           ------------------------------------------------------------------------
     Net income (loss)                     $  5,713  $    216   $   (287) $  1,028   $    922  $ (1,768)  $  5,824
                                           ========================================================================

     Total assets as of December 31, 1998  $ 25,510  $  3,570   $ 19,104  $  9,258   $  5,645  $ 13,450   $ 76,537
                                           ========================================================================

<F1>

----------------------------
   1 Includes interest income and costs not identifiable to a particular segment, such as, interest expense, and certain general and administrative and operations support expenses. Also includes lease revenues and gain from the sale of modular buildings and portable heaters and net income from an investment in an entity that owned a mobile offshore drilling unit.
<F2>
   2 Includes interest income and costs not identifiable to a particular segment, such as, interest expense, and certain general and administrative and operations support expenses. Also includes lease revenues and direct expenses of marine containers and modular buildings, loss from the sale of modular buildings, and aggregate net income from an investment in an entity that owned a mobile offshore drilling unit.


                                      PLM EQUIPMENT GROWTH & INCOME FUND VII
                                              (A Limited Partnership)
                                           NOTES TO FINANCIAL STATEMENTS
                                                 December 31, 1999

5.   Operating Segments (continued)

                                                     Modular     Marine
                                           Aircraft  Building    Vessel   Trailer    Railcar     All
     For the Year Ended December 31, 1997  Leasing   Leasing    Leasing   Leasing    Leasing    Other<F3>3  Total
                                           --------- ---------  --------- ---------  --------- ---------  -----------
     REVENUES
       Lease revenue                       $  2,021  $    439   $  6,688  $  3,843   $  2,764  $     --   $ 15,755
       Interest income and other                 --         6         --        --         --       321        327
       Gain (loss) on disposition of             --     1,805         --        (2)        --        --      1,803
        equipment
                                           ------------------------------------------------------------------------
         Total revenues                       2,021     2,250      6,688     3,841      2,764       321     17,885

     COSTS AND EXPENSES
       Operations support                        20        13      2,402       568        770        34      3,807
       Depreciation and amortization          3,520       250      4,006     1,788      1,024        25     10,613
       Interest expense                          --        --         --        --         --     1,691      1,691
       Management fees to affiliate             101        11        334       232        189        --        867
       General and administrative expenses       30        --        105       454         82       503      1,174
       Provision for (recovery of) bad           --       224         --        57        (27)       --        254
        debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             3,671       498      6,847     3,099      2,038     2,253     18,406
                                           ------------------------------------------------------------------------
     Minority interests                          --        --        192        --         --        --        192
     Equity in net income (loss) of USPEs     1,721        --       (292)       --         --         1      1,430
                                           ------------------------------------------------------------------------
     Net income (loss)                     $     71  $  1,752   $   (259) $    742   $    726  $ (1,931)  $  1,101
                                           ========================================================================

     Total assets as of December 31, 1997  $ 29,752  $     77   $ 22,390  $ 11,456   $  6,486  $ 12,462   $ 82,623
                                           ========================================================================

<F3>

-------------------
3 Includes interest income and costs not identifiable to a particular segment, such as, interest expense, and certain general and administrative and operations support expenses. Also includes lease revenues from modular buildings and aggregate net income from an investment in an entity that owned a mobile offshore drilling unit.


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

The table below sets forth lease revenues by geographic region for the Partnership's owned equipment and investments in USPEs, grouped by domicile of the lessee as of and for the years ended December 31 (in thousands of dollars):

                                              Owned Equipment                      Investments in USPEs
                                    -------------------------------------  --------------------------------------

                 Region                 1999         1998        1997           1999         1998        1997
       ----------------------------  -------------------------------------   -------------------------------------
       United States                  $   6,719   $    6,826  $    5,985       $  2,124   $    1,783  $       --
       Canada                             1,345        1,413       1,061             --        1,151       3,423
       South America                      1,085        2,021       2,021            394        1,231       1,181
       Europe                                --           --          --             --        1,560       3,530
       Rest of the world                 10,283        7,591       6,688          2,120        1,508       1,479
                                      -------------------------------------   -------------------------------------
           Lease revenues             $  19,432   $   17,851  $   15,755       $  4,638   $    7,233  $    9,613
                                      =====================================   =====================================

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999

6.   Geographic Information (continued)


     The following table sets forth net income (loss) information by region for the owned equipment and investments in USPEs for the years ended December 31 (in thousands of dollars):

                                              Owned Equipment                      Investments in USPEs
                                    -------------------------------------  --------------------------------------

                 Region                 1999         1998        1997           1999         1998        1997
       ----------------------------  -------------------------------------   -------------------------------------
       United States                  $    (419)  $      479  $    1,885       $ (2,636)  $   (3,272) $       --
       Canada                               523          372         258             32        9,273          91
       South America                      1,734          588        (544)         5,811          311          85
       Europe                                --           --          --          2,953           78       1,545
       Rest of the world                    962         (369)         11            (93)         103        (291)
                                      -------------------------------------   -------------------------------------
         Regional income                  2,800        1,070       1,610          6,067        6,493       1,430
       Administrative and other          (2,159)      (1,739)     (1,939)            --           --          --
                                      =====================================   =====================================
         Net income (loss)            $     641   $     (669) $     (329)      $  6,067   $    6,493  $    1,430
                                      =====================================   =====================================


The net book value of these assets as of December 31, are as follows (in thousands of dollars):

                                              Owned Equipment                      Investments in USPEs
                                    -------------------------------------  --------------------------------------

                 Region                 1999         1998        1997           1999         1998        1997
       ----------------------------  -------------------------------------   -------------------------------------
       United States                 $   11,218  $   19,248   $  15,500       $ 14,847   $   10,350  $      682
       Canada                             2,371       2,554       2,519            201          363       7,669
       South America                      1,026       3,061       4,392             (3)       4,341       4,824
       Europe                                --          --          --             --        4,102       8,036
       Rest of the world                 19,498      25,963      19,872         12,798        3,661       4,152
                                     -------------------------------------   -------------------------------------
                                         34,113      50,826      42,283         27,843       22,817      25,363
       Equipment held for sale               --          --       4,148             --           --          --
                                     -------------------------------------   -------------------------------------
         Net book value              $   34,113  $   50,826   $  46,431       $ 27,843   $   27,817  $   25,363
                                     =====================================   =====================================


7.   Notes Payable

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

The General Partner estimates, based on recent transactions, that the fair value of the $20.0 million fixed-rate note is $19.6 million.

The Partnership made the regularly scheduled principal payment and semiannual interest payments to the lenders of the notes during 1999.

The General Partner has entered into a joint $24.5 million credit facility (the Committed Bridge Facility) on behalf of the Partnership, PLM Equipment Growth Fund VI (EGF VI), and Professional Lease Management Income Fund I (Fund I), both affiliated investment programs; and TEC Acquisub, Inc. (TECAI), an indirect wholly-owned subsidiary of the General Partner. This credit facility may be used to

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

7.   Notes Payable (continued)

provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership, plus (ii) 50% of unrestricted cash held by the borrower. The Partnership, EGF VI, Fund I, and TECAI collectively may borrow up to $24.5 million under the Committed Bridge Facility. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the Committed Bridge Facility. The Committed Bridge Facility also provides for a $5.0 million Letter of Credit Facility for the eligible borrowers. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than June 30, 2000. Interest accrues at either the prime rate or adjusted LIBOR plus 1.625%, at the borrower's option, and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of December 31, 1999, no eligible borrower had any outstanding borrowings under this Facility. The General Partner believes it will be able to renew the Committed Bridge Facility upon its expiration with similar terms as those in the current Committed Bridge Facility.

8.   Concentrations of Credit Risk

The Partnership's lessees that accounted for 10% or more of the total consolidated revenues for the owned equipment and partially owned equipment during the past three years were TAP Air Portugal (13% in 1997) and Canadian Airlines International. (13% in 1997). No single lessee accounted for more than 10% of the consolidated revenues for the year ended December 31, 1998 or 1999. In 1999, however, AAR Allen Group International purchased a commercial aircraft from the Partnership and the gain from the sale accounted for 17% of total revenues from wholly- and partially-owned equipment during 1999. In 1998, Triton Aviation Services, Ltd. purchased three commercial aircraft from the Partnership and the gain from the sale accounted for 26% of total revenues from wholly- and partially-owned equipment during 1998.

As of December 31, 1999 and 1998, the General Partner believed the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

9.   Income Taxes

The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

As of December 31, 1999, the financial statement carrying amount of assets and liabilities was approximately $33.2 million lower than the federal income tax basis of such assets and liabilities, primarily due to differences in depreciation methods, equipment reserves, provisions for bad debts, lessees' prepaid deposits, and the tax treatment of underwriting commissions and syndication costs.

10.  Contingencies

PLM International (the Company) and various of its wholly-owned subsidiaries are named as defendants in a lawsuit filed as a purported class action in January 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). The named plaintiffs are six individuals who invested in PLM Equipment Growth Fund IV (Fund IV), PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI (Fund VI), and PLM Equipment Growth & Income Fund VII (Fund VII) (the Funds), each a California limited partnership for which the Company's wholly-owned subsidiary, FSI, acts as the General Partner. The complaint asserts causes of action against all defendants for fraud and deceit, suppression, negligent misrepresentation, negligent and intentional breaches of fiduciary duty, unjust enrichment, conversion, and conspiracy. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Funds, and concealing such mismanagement from investors in the

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

10.  Contingencies (continued)

Funds. Plaintiffs seek unspecified compensatory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) (the court) based on the court's diversity jurisdiction. In December 1997, the court granted defendants motion to compel arbitration of the named plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Partnership. Plaintiffs appealed this decision, but in June 1998 voluntarily dismissed their appeal pending settlement of the Koch action, as discussed below.

In June 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The plaintiff is an investor in Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in the Funds. The complaint alleges the same facts and the same causes of action as in the Koch action, plus additional causes of action against all of the defendants, including alleged unfair and deceptive practices and violations of state securities law. In July 1997, defendants filed a petition (the petition) in federal district court under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims. In October 1997, the district court denied the Company's petition, but in November 1997, agreed to hear the Company's motion for reconsideration. Prior to reconsidering its order, the district court dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution.

In February 1999 the parties to the Koch and Romei actions agreed to settle the lawsuits, with no admission of liability by any defendant, and filed a Stipulation of Settlement with the court. The settlement is divided into two parts, a monetary settlement and an equitable settlement. The monetary settlement provides for a settlement and release of all claims against defendants in exchange for payment for the benefit of the class of up to $6.6 million. The final settlement amount will depend on the number of claims filed by class members, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the court to plaintiffs' attorneys. The Company will pay up to $0.3 million of the monetary settlement, with the remainder being funded by an insurance policy. For settlement purposes, the monetary settlement class consists of all investors, limited partners, assignees, or unit holders who purchased or received by way of transfer or assignment any units in the Funds between May 23, 1989 and June 29, 1999. The monetary settlement, if approved, will go forward regardless of whether the equitable settlement is approved or not.

The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Funds' equipment, (b) the extension (until December 31, 2004) of the period during which FSI can reinvest the Funds' funds in additional equipment, (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease negotiation fees) that FSI is entitled to earn in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy, (d) a one-time repurchase by each of Funds V, VI, and VII of up to 10% of that partnership's outstanding units for 80% of net asset value per unit, and (e) the deferral of a portion of the management fees paid to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Funds. Subject to final court approval, these proposed changes would be made as amendments to each Partnership's limited partnership agreement if less than 50% of the limited partners of each Partnership vote against such amendments. The limited partners will be provided the opportunity to vote against the amendments by following the instructions contained in solicitation statements that will be mailed to them after being filed with the Securities and Exchange Commission. The equitable settlement also provides for payment of additional attorneys' fees to the plaintiffs' attorneys from Partnership funds in the event, if ever, that certain performance thresholds have been met by the Funds. The equitable settlement class consists of all investors, limited partners, assignees or unit holders who on June 29, 1999 held any units in Funds V, VI, and VII, and their assigns and successors in interest.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

10.  Contingencies (continued)

The court preliminarily approved the monetary and equitable settlements in June 1999. The monetary settlement remains subject to certain conditions, including notice to the monetary class and final approval by the court following a final fairness hearing. The equitable settlement remains subject to certain conditions, including: (a) notice to the equitable class, (b) disapproval of the proposed amendments to the partnership agreements by less than 50% of the limited partners in one or more of Funds V, VI, and VII, and (c) judicial approval of the proposed amendments and final approval of the equitable settlement by the court following a final fairness hearing. No hearing date is currently scheduled for the final fairness hearing. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

The Partnership has initiated litigation in various official forums in India against a defaulting Indian airline lessee to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The Partnership has repossessed its property previously leased to such airline. In response to the Partnership's collection efforts, the airline filed counter-claims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airlines' counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims. The General Partner believes the likelihood of an unfavorable outcome from the counterclaims is remote.

The Company is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition of the Partnership.

11.  Subsequent Event

During March 2000, the Partnership sold a commuter aircraft with a net book value of $1.3 million for proceeds of $2.5 million.







                      (This space intentionally left blank)

PLM EQUIPMENT GROWTH & INCOME FUND VII

INDEX OF EXHIBITS


  Exhibit                                                               Page

    4.     Limited Partnership Agreement of Partnership.                  *

    4.1    First Amendment to the Third Amendment and Restated            *
           Limited Partnership Agreement


    4.2    Second Amendment to the Third Amendment and Restated           *
           Limited Partnership Agreement


    4.3    Third Amendment to the Third Amendment and Restated            *
           Limited Partnership Agreement


   10.1    Management Agreement between Partnership and PLM Investment    *
           Management, Inc.

   10.2    Note Agreement, dated as of December 1, 1995, regarding
           $23.0 million of 7.27% senior notes due December 21, 2005.     *

   10.3    Fourth Amended and Restated Warehousing Credit Agreement,
           dated as of December 15, 1998, with First Union National
           Bank of North Carolina                                         *

   10.4    First amendment to the Fourth Amended and Restated
           Warehouse  Credit Agreement dated December 10, 1999.         50-54

   24.     Powers of Attorney.                                          55-57













---------------------
* Incorporated by reference. See page 28 of this report.