Form 10-Q
period 2000-03-31
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 2000-05-08
CIK 895234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-Q




    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL QUARTER ENDED MARCH 31, 2000


    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM              TO


                         COMMISSION FILE NUMBER 0-26594
                             -----------------------




                     PLM EQUIPMENT GROWTH & INCOME FUND VII
             (Exact name of registrant as specified in its charter)


        CALIFORNIA                                            94-3168838
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

ONE MARKET, STEUART STREET TOWER
  SUITE 800, SAN FRANCISCO, CA                                94105-1301
   (Address of principal                                      (Zip code)
    excutive offices)


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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                               March 31,          December 31,
                                                                                2000                1999
                                                                           -----------------------------------
  ASSETS

  Equipment held for operating lease, at cost                              $       67,018       $       70,579
  Less accumulated depreciation                                                   (35,291)             (36,466)
                                                                           --------------------------------------
    Net equipment                                                                  31,727               34,113

  Cash and cash equivalents                                                         4,700                2,495
  Restricted cash                                                                      19                  111
  Accounts receivable, less allowance for doubtful accounts
      of $425 in 2000 and $382 in 1999                                              1,137                1,099
  Investments in unconsolidated special-purpose entities                           26,078               27,843
  Deferred charges, net of accumulated amortization
      of $141 in 2000 and $125 in 1999                                                234                  251
  Prepaid expenses and other assets                                                    47                   54
                                                                           --------------------------------------

        Total assets                                                       $       63,942       $       65,966
                                                                           ======================================

  LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:
  Accounts payable and accrued expenses                                    $        1,099       $        1,267
  Due to affiliates                                                                   671                  560
  Lessee deposits and reserve for repairs                                             931                1,392
  Notes payable                                                                    20,000               20,000
                                                                           --------------------------------------
    Total liabilities                                                              22,701               23,219

  Partners' capital:
  Limited partners (5,323,569 limited partnership units as of
      March 31, 2000 and 5,323,819 as of December 31, 1999)                        41,241               42,747
  General Partner                                                                      --                   --
                                                                           --------------------------------------
    Total partners' capital                                                        41,241               42,747
                                                                           --------------------------------------

        Total liabilities and partners' capital                            $       63,942       $       65,966
                                                                           ======================================














                 See accompanying notes to financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)


                                                                                    For the Three Months
                                                                                       Ended March 31,
                                                                                    2000            1999
                                                                                ------------------------------
  REVENUES

  Lease revenue                                                                 $    3,657       $    5,259
  Interest and other income                                                             41               40
  Net gain (loss) on disposition of equipment                                        1,096              (14)
                                                                                ----------------------------
    Total revenues                                                                   4,794            5,285
                                                                                ----------------------------
  EXPENSES

  Depreciation and amortization                                                      1,437            2,293
  Repairs and maintenance                                                              480              631
  Equipment operating expenses                                                         449              746
  Insurance expenses                                                                    68              135
  Management fees to affiliate                                                         201              282
  Interest expense                                                                     368              413
  General and administrative expenses to affiliates                                    238              190
  Other general and administrative expenses                                            150              138
  Provision for bad debts                                                               51               35
                                                                                -------------------------------
    Total expenses                                                                   3,442            4,863
                                                                                -------------------------------

  Minority interests                                                                    --               37

  Equity in net income (loss) of unconsolidated special-purpose entities              (448)           2,726
                                                                                ------------------------------

  Net income                                                                    $      904       $    3,185
                                                                                ==============================

  PARTNERS' SHARE OF NET INCOME

  Limited partners                                                              $      778       $    3,059
  General Partner                                                                      126              126
                                                                                ------------------------------

  Total                                                                         $      904       $    3,185
                                                                                ==============================

  Net income per weighted-average limited partnership unit                      $     0.15       $     0.57
                                                                                ==============================

  Cash distribution                                                             $    2,407       $    2,526
                                                                                ==============================

  Cash distribution per weighted-average
      limited partnership unit                                                  $     0.43       $     0.45
                                                                                ==============================









                 See accompanying notes to financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            ( A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE PERIOD FROM DECEMBER 31, 1998 TO MARCH 31, 2000
                            (in thousands of dollars)




                                                             Limited              General
                                                             Partners             Partner               Total
                                                           -------------------------------------------------------

    Partners' capital as of December 31, 1998              $   46,247            $    --             $   46,247

  Net income                                                    6,204                504                  6,708

  Purchase of limited partnership units                          (125)                --                   (125)

  Cash distribution                                            (9,579)              (504)               (10,083)
                                                           -------------------------------------------------------

    Partners' capital as of December 31, 1999                  42,747                 --                 42,747

  Net income                                                      778                126                    904

  Purchase of limited partnership units                            (3)                --                     (3)

  Cash distribution                                            (2,281)              (126)                (2,407)
                                                           -------------------------------------------------------

    Partners' capital as of March 31, 2000                 $   41,241            $    --             $   41,241
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

                                    PLM EQUIPMENT GROWTH & INCOME FUND VII
                                           (A LIMITED PARTNERSHIP)
                                           STATEMENTS OF CASH FLOWS
                                          (in thousands of dollars)


                                                                                      For the Three Months
                                                                                         Ended March 31,
                                                                                        2000            1999
                                                                                    ------------------------------

 OPERATING ACTIVITIES

 Net income                                                                          $      904      $   3,185
 Adjustments to reconcile net income
       to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                          1,437          2,293
   Net (gain) loss on disposition of equipment                                           (1,096)            14
   Equity in net (income) loss from unconsolidated special-purpose entities                 448         (2,726)
   Changes in operating assets and liabilities:
     Restricted cash                                                                         92            (50)
     Accounts receivable, net                                                               (38)          (404)
     Prepaid expenses and other assets                                                        7            (61)
     Accounts payable and accrued expenses                                                  316            239
     Due to affiliates                                                                       96            179
     Lessee deposits and reserve for repairs                                               (461)          (130)
     Minority interests                                                                      --           (125)
                                                                                     ----------------------------
       Net cash provided by operating activities                                          1,705          2,414
                                                                                     -----------------------------

 INVESTING ACTIVITIES

 Payments for purchase of equipment and capitalized improvements                           (937)        (7,182)
 Distribution from unconsolidated special-purpose entities                                1,317            965
 Distributions from liquidation of unconsolidated special-purpose entities                   --          7,021
 Payments of acquisition fees to affiliate                                                   --           (322)
 Payments of lease negotiation fees to affiliate                                             --            (72)
 Proceeds from disposition of equipment                                                   2,530            218
                                                                                    ------------------------------
       Net cash provided by investing activities                                          2,910            628
                                                                                     -----------------------------
 FINANCING ACTIVITIES

 Cash distribution paid to limited partners                                              (2,281)        (2,400)
 Cash distribution paid to General Partner                                                 (126)          (126)
 Purchase of limited partnership units                                                       (3)           (90)
                                                                                     -----------------------------
       Net cash used in financing activities                                             (2,410)        (2,616)
                                                                                     -----------------------------

 Net increase in cash and cash equivalents                                                2,205            426
 Cash and cash equivalents at beginning of period                                         2,495            404
                                                                                      -----------------------------

 Cash and cash equivalents at end of period                                          $    4,700      $     830
                                                                                     ==============================

 SUPPLEMENTAL INFORMATION

 Interest paid                                                                       $       --      $      --
                                                                                     ==============================







                 See accompanying notes to financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

1.   OPINION OF MANAGEMENT

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth & Income Fund VII (the Partnership) as of March 31, 2000 and December 31, 1999, the statements of income for the three months ended March 31, 2000 and 1999, the statements of changes in partners' capital for the period from December 31, 1998 to March 31, 2000, and the statements of cash flows for the three months ended March 31, 2000 and 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999, on file at the Securities and Exchange Commission.

2.   SCHEDULE OF PARTNERSHIP PHASES

Beginning in the Partnership's seventh year of operations, which commences on January 1, 2002, the General Partner will stop reinvesting excess cash into additional equipment. Surplus cash, if any, less reasonable reserves, will be distributed to the partners. Beginning in the Partnership's ninth year of operations, which commences on January 1, 2004, the General Partner intends to begin an orderly liquidation of the Partnership's assets. The General Partner anticipates that the liquidation of the assets will be completed by the end of the Partnership's tenth year of operations. The Partnership will terminate on December 31, 2013, unless terminated earlier upon sale of all equipment and by certain other events.

3.   PURCHASE OF LIMITED PARTNERSHIP UNITS

In 1999, the Partnership agreed to purchase approximately 1,000 limited partnership units in 2000 for an aggregate purchase price of up to $10,000. During the three months ended March 31, 2000, the Partnership had purchased 250 limited partnership units for $3,000. The General Partner may purchase additional units in the future.

4.   CASH DISTRIBUTIONS

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three months ended March 31, 2000 and 1999, cash distributions totaled $2.4 million and $2.5 million, respectively. Cash distributions of $1.5 million to the limited partners during the three months ended March 31, 2000 were deemed to be a return of capital. None of the cash distributions to the limited partners during the three months ended March 31, 1999 were deemed to be a return of capital.

Cash distributions related to the results from the first quarter of 2000, of $1.4 million, will be paid during the second quarter of 2000.

5.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

The balance due to affiliates as of March 31, 2000 included $0.2 million due to FSI and its affiliates for management fees and $0.5 million due to affiliated unconsolidated special-purpose entities (USPEs). The balance due to affiliates as of December 31, 1999 included $0.1 million due to FSI and its affiliates for management fees and $0.5 million due to an affiliated USPE.

The Partnership's proportional share of USPE-affiliated management fees of $0.1 million was payable as of March 31, 2000 and December 31, 1999.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

5.       TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (CONTINUED)

     The Partnership's proportional share of the affiliated expenses incurred by the USPEs during 2000 and 1999 is listed in the following table (in thousands of dollars):

                                                       For the Three Months
                                                           Ended March 31,
                                                         2000           1999
                                                    ---------------------------
  Management fees                                   $      81      $      59
  Data processing and administrative
     expenses                                              23             24

The Partnership and USPEs accrued or paid FSI $15,000 and $0.4 million for equipment acquisition and lease negotiation fees during the three months ended March 31, 2000 and 1999, respectively.

6.   Equipment

The components of owned equipment were as follows (in thousands of dollars):

                                                 March 31,         December 31,
                                                   2000                1999
                                               ---------------------------------

  Marine vessels                               $   22,212          $    22,212
  Trailers                                         16,809               16,895
  Marine containers                                12,856               12,498
  Railcars                                          9,658                9,677
  Aircraft                                          5,483                9,297
                                               -----------         ------------
                                                   67,018               70,579
  Less accumulated depreciation                   (35,291)             (36,466)
                                               -----------         ------------
      Net equipment                            $   31,727          $    34,113
                                               ===========         ============

As of March 31, 2000, all owned equipment in the Partnership's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 16 railcars. As of December 31, 1999, all owned equipment in the Partnership's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for a commuter aircraft and ten railcars. The net book value of the equipment off lease was $0.2 million and $1.5 million as of March 31, 2000 and December 31, 1999, respectively.

During the three months ended March 31, 2000, the Partnership purchased marine containers for $0.4 million including acquisition fees to FSI of $15,000 that were accrued. The Partnership will pay for the marine containers and acquisition fees during the second quarter of 2000.

During the three months ended March 31, 2000, the Partnership disposed of or sold a commuter aircraft, a railcar, and trailers with an aggregate net book value of $1.3 million for $2.4 million. During the three months ended March 31, 1999, the Partnership disposed of or sold railcars, modular buildings, and trailers with an aggregate net book value of $0.2 million for $0.2 million.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

7.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                                           March 31,     December 31,
                                                                                           2000             1999
                                                                                          ----------------------------------------
      38% interest in a trust owning a Boeing 737-300 Stage III commercial
            aircraft                                                                   $    7,623       $   7,974
      75% interest in an entity owning marine containers                                   6,206            6,656
      50% interest in a trust owning a MD-82 Stage III commercial aircraft                 4,733            5,066
      80% interest in an entity owning a dry bulk-carrier marine vessel                    3,977            4,224
      44% interest in an entity owning a dry bulk-carrier marine vessel                    1,802            1,917
      50% interest in a trust owning a MD-82 Stage III commercial aircraft                 1,578            1,808
      50% interest  in a trust that owned  four  Boeing  737-200A Stage II
            commercial aircraft                                                               98              122
      25% interest in a trust that owned four Boeing 737-200A Stage II
            commercial aircraft                                                               64               79
      24% interest in a trust that owned a Boeing 767-200ER Stage III
            commercial aircraft                                                               (3)              (3)
                                                                                       ============     ==========
                        Net investments                                                $   26,078       $  27,843
                                                                                       ============     ==========


As of March 31, 2000 and December 31, 1999, all jointly-owned equipment in the Partnership's USPE portfolio was on lease except for a Boeing 737-300 commercial aircraft with a net investment value of $7.6 million and $8.0 million, respectively.

For the three months ended March 31, 2000, all jointly-owned equipment was accounted for under the equity method of accounting. For the three months ended March 31, 1999, certain jointly-owned equipment of which the Partnership had a controlling interest greater than 50% was accounted for under the consolidation method of accounting.

8.   OPERATING SEGMENTS

The Partnership operates or operated in five primary operating segments: marine vessel leasing, trailer leasing, aircraft leasing, railcar leasing, and marine container leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.









                      (This space intentionally left blank)

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

8.   OPERATING SEGMENTS (CONTINUED)

The following tables present a summary of the operating segments (in thousands of dollars):

                                            Marine                                    Marine
                                            Vessel   Trailer    Aircraft  Railcar    Container   All
     For the quarter ended March 31, 2000   Leasing   Leasing    Leasing   Leasing    Leasing    Other<F1>1  Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  1,259  $    878   $    271  $    648   $    601  $     --   $  3,657
       Interest income and other                 --        --         --        --         --        41         41
       Gain (loss) on disposition of             --       (20)     1,117        (1)        --        --      1,096
         equipment
                                           ------------------------------------------------------------------------
         Total revenues                       1,259       858      1,388       647        601        41      4,794

     COSTS AND EXPENSES
       Operations support                       649       222          9       105          2        10        997
       Depreciation and amortization            341       317        199       157        417         6      1,437
       Interest expense                          --        --         --        --         --       368        368
       Management fees to affiliate              63        48         14        46         30        --        201
       General and administrative expenses       10       196          3        19         --       160        388
       Provision for bad debts                   --        44         --         7         --        --         51
                                           ------------------------------------------------------------------------
         Total costs and expenses             1,063       827        225       334        449       544      3,442
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs      (108)       --       (393)       --         54        (1)      (448)
                                           ------------------------------------------------------------------------
     Net income (loss)                     $     88  $     31   $    770  $    313   $    206  $   (504)  $    904
                                           ========================================================================

     Total assets as of March 31, 2000     $ 13,789  $  7,813   $ 15,046  $  4,561   $ 17,715  $  5,018   $ 63,942
                                           ========================================================================


                                            Marine                                    Marine
                                            Vessel   Trailer    Aircraft  Railcar    Container   All
     For the quarter ended March 31, 1999   Leasing   Leasing    Leasing   Leasing    Leasing    Other<F2>2  Total
     1999
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  2,304  $    983   $    505  $    692   $    458  $    317   $  5,259
       Interest income and other                 --        --         --        --         --        40         40
       Gain (loss) on disposition of             --         4         --       (42)        --        24        (14)
     equipment
                                           ------------------------------------------------------------------------
         Total revenues                       2,304       987        505       650        458       381      5,285

     COSTS AND EXPENSES
       Operations support                     1,150       205          5       141         --        11      1,512
       Depreciation and amortization            690       390        345       188        507       173      2,293
       Interest expense                          --        --         --        --         --       413        413
       Management fees to affiliate             115        54         25        49         22        17        282
       General and administrative expenses       18       112          8        13          6       171        328
       Provision for (recovery of) bad           --        42         --        (4)        --        (3)        35
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             1,973       803        383       387        535       782      4,863
                                           ------------------------------------------------------------------------
     Minority interests                          37        --         --        --         --        --         37
     Equity in net income (loss) of USPEs       (22)       --      2,700        --         --        48      2,726
                                           ------------------------------------------------------------------------
     Net income (loss)                     $    346  $    184   $  2,822  $    263   $    (77) $   (353)  $  3,185
                                           ========================================================================

     Total assets as of March 31, 1999     $ 18,490  $  8,845   $ 20,055  $  5,304   $ 16,683  $  7,967   $ 77,344
                                           ========================================================================


-------------------------
<F1>
1 Includes interest income and costs not identifiable to a particular segment, such as, interest expense, and certain general and administrative and operations support expenses. Also includes expenses from an investment in an entity that owned a mobile offshore drilling unit.
<F2>
2 Includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain general and administrative and operations support expenses. Also includes lease revenues from modular buildings, portable heaters, and aggregate net income from an investment in an entity that owned a mobile offshore drilling unit.


                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

9.   DEBT

The General Partner has entered into a short-term, joint $24.5 million credit facility (the Committed Bridge Facility) on behalf of the Partnership that is due to expire on June 30, 2000. As of March 31, 2000, no eligible borrower had any outstanding borrowings under the short-term Committed Bridge Facility.

The General Partner believes it will be able to renew the Committed Bridge Facility upon its expiration with similar terms as those in the current Committed Bridge Facility.

10.  NET INCOME PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three months ended March 31, 2000 and 1999 was 5,323,734 and 5,331,432, respectively.

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

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

11.  CONTINGENCIES (CONTINUED)

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

The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Funds' equipment, (b) the extension (until December 31, 2004) of the period during which FSI can reinvest the Funds' funds in additional equipment, (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease negotiation fees) that FSI is entitled to earn in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; (d) a one-time repurchase by each of Funds V, VI and VII of up to 10% of that partnership's outstanding units for 80% of net asset value per unit; and (e) the deferral of a portion of the management fees paid to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Funds. Subject to final court approval, these proposed changes would be made as amendments to each Partnership's limited partnership agreement if less than 50% of the limited partners of each Partnership vote against such amendments. The limited partners will be provided the opportunity to vote against the amendments by following the instructions contained in solicitation statements that will be mailed to them after being filed with the Securities and Exchange Commission. The equitable settlement also provides for payment of additional attorneys' fees to the plaintiffs' attorneys from Partnership funds in the event, if ever, that certain performance thresholds have been met by the Funds. The equitable settlement class consists of all investors, limited partners, assignees or unit holders who on June 29, 1999 held any units in Funds V, VI, and VII, and their assigns and successors in interest.

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

The Partnership has initiated litigation in various official forums in India against the defaulting Indian airline lessees to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The Partnership has repossessed its property previously leased to such airline, and the airline has ceased operations. In response to the Partnership's collection efforts, the airline filed counter-claims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airlines' counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims. The General Partner believes the likelihood of an unfavorable outcome from the counterclaims is remote.


                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

11.  CONTINGENCIES (CONTINUED)

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





















                      (this space intentionally left blank)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth & Income Fund VII's (the Partnership's) Operating Results for the Three Months Ended March 31, 2000 and 1999

In September 1999, the General Partner amended the corporate-by-laws of certain unconsolidated special-purpose entities (USPEs) in which the Partnership, or any affiliated program, owns an interest greater than 50%. The amendment to the corporate-by-laws provided that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment (the Amendment). As such, although the Partnership may own a majority interest in a USPE, the Partnership does not control its management and thus the equity method of accounting will be used after adoption of the Amendment. As a result of the Amendment, as of September 30, 1999, all jointly owned equipment in which the Partnership owned a majority interest, which had been consolidated, were reclassified to investments in USPEs. Lease revenues and direct expenses for jointly owned equipment in which the Partnership held a majority interest were reported under the consolidation method of accounting during the three months ended March 31, 1999 and were included with the owned equipment operations. For the three months ended March 31, 2000, lease revenues and direct expenses for these entities are reported under the equity method of accounting and are included with the operations of the USPEs.

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the three months ended March 31, 2000, when compared to the same period of 1999. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                       For the Three Months
                                         Ended March 31,
                                       2000             1999
                                    ----------------------------

  Trailers                          $    656              778
  Marine vessels                         610            1,154
  Marine containers                      599              458
  Railcars                               543              551
  Aircraft                               262              500
  Portable heaters                        --              312
  Modular buildings                       --                5

Trailers: Trailer lease revenues and direct expenses were $0.9 million and $0.2 million, respectively, for the three months ended March 31, 2000, compared to $1.0 million and $0.2 million, respectively, during the same period of 1999. A decrease in trailer lease revenues of $0.1 million was due to lower utilization and $18,000 was due to the sale of trailers during 2000 and 1999.

Marine vessels: Marine vessel lease revenues and direct expenses were $1.3 million and $0.6 million, respectively, for the three months ended March 31, 2000, compared to $2.3 million and $1.2 million, respectively, during the same period of 1999.

The September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting impacted the reporting of lease revenues and direct expenses of one marine vessel. As a result of the Amendment, during the three months ended March 31, 2000, lease revenues decreased $0.6 million and direct expenses decreased $0.5 million when compared to the same period of 1999.

In addition, a decline in lease revenues of $0.4 million was caused by the required dry-docking of one of the Partnership's two wholly-owned marine vessels. During the dry-docking period, this marine vessel did not earn any lease revenues.

Marine containers: Lease revenues and direct expenses for marine containers were $0.6 million and $0, respectively, for the three months ended March 31, 2000, compared to $0.5 million and $0, respectively, during the same period of 1999.

The September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting also impacted the reporting of lease revenues for marine containers. As a result of the Amendment, during the three months ended March 31, 2000, lease revenues decreased $0.4 million when compared to the same period of 1999. The decrease in lease revenues caused by the Amendment was offset by an increase in marine containers lease revenues of $0.5 million caused by the purchase of additional equipment during 1999.

Railcars: Railcar lease revenues and direct expenses were $0.6 million and $0.1 million, respectively, for the three months ended March 31, 2000, compared to $0.7 million and $0.1 million, respectively, during the same period of 1999. The decrease in railcar lease revenues of $44,000 was due to the increase in the number of railcars that are not on lease during the three months ended March 31, 2000 when compared to the same period of 1999.

Aircraft: Aircraft lease revenues and direct expenses were $0.3 million and $9,000, respectively, for the three months ended March 31, 2000, compared to $0.5 million and $5,000, respectively, during the same period of 1999. The decrease of $0.2 million in aircraft lease revenues was due to the sale of three commercial aircraft during 1999.

Portable heaters: The Partnership sold all the portable heaters during September 1999.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses were $2.4 million for the three months ended March 31, 2000, a decrease from $3.4 million for the same period in 1999. Significant variances are explained as follows:

     (i) A $0.9 million decrease in depreciation and amortization expenses from 1999 levels reflects the decrease of $0.2 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned, a decrease of $0.3 million due to the sale of certain equipment during 2000 and 1999, and a decrease of $0.7 million as a result of the Amendment which changed the accounting method used for majority held equipment from the consolidation method of accounting to the equity method of accounting. These decreases were offset in part, by an increase of $0.3 million in depreciation and amortization expenses resulting from the purchase of additional equipment during 2000 and 1999.

     (ii)A $0.1 million decrease in management fees was due to lower lease revenues earned by the Partnership during the quarter ended March 31, 2000 when compared to the same period of 1999.

     (iii) A $45,000 decrease in interest expense was due to a lower average outstanding debt balance in the first quarter of 2000 when compared to the same period of 1999

     (iv)A $0.1 million increase in administrative expenses was due to higher costs associated with three additional PLM short-term rental facilities that specialize in dry trailers.

(C)  Net Gain (Loss) on Disposition of Owned Equipment

The net gain on disposition of equipment for the first quarter of 2000 totaled $1.1 million, and resulted from the sale of a commuter aircraft, a railcar, and trailers with an aggregate net book value of $1.3 million for proceeds of $2.4 million. The net loss on disposition of equipment for the first quarter of 1999 totaled $14,000, and resulted from the sale of a railcars, modular buildings and trailers with an aggregate net book value of $0.2 million for proceeds of $0.2 million.

(D)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                For the Three Months
                                                  Ended March 31,
                                               2000              1999
                                            ----------------------------

  Marine containers                          $     54         $    --
  Mobile offshore drilling unit                    (1)             48
  Marine vessels                                 (108)            (22)
  Aircraft                                       (393)          2,700
                                             ===========      =========
    Equity in net income (loss) of USPEs     $   (448)        $ 2,726

Marine containers: The September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting, affected the lease revenues and direct expenses of marine containers for the three months ended March 31, 2000 when compared to the same period of 1999. During the three months ended March 31, 2000, lease revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.3 million. Marine container lease revenues and depreciation expense, direct expenses, and administrative expenses for the same period of 1999, were reported under the consolidation method of accounting under Owned Equipment Operations.

Mobile offshore drilling unit: The Partnership's interest in an entity owning a mobile offshore drilling unit was sold during the fourth quarter of 1999. During the three months ended March 31, 1999, lease revenues of $0.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.1 million.

Marine vessels: During the three months ended March 31, 2000, lease revenues of $0.7 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.9 million. During the same period of 1999, lease revenues of $0.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million.

The increase in marine vessel lease revenues of $0.6 million and depreciation expense, direct expenses, and administrative expenses of $0.6 million during the three months ended March 31, 2000, was caused by the September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting for one marine vessel. The lease revenues and depreciation expense, direct expenses, and administrative expenses for the majority owned marine vessel were reported under the consolidation method of accounting under Owned Equipment Operations during the three months ended March 31, 1999.

Aircraft: During the three months ended March 31, 2000, lease revenues of $0.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.9 million. During the same period of 1999, lease revenues of $0.9 million and the gain from the sale of the Partnership's interest in two trusts of $3.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.3 million. Lease revenues decreased $0.3 million due to the sale of the Partnership's investment in a trust that owned a 767-200ER commercial aircraft during the second quarter 1999. The decrease in expenses of $0.4 million was primarily due to lower depreciation expense. The sale of the Partnership's interest in three trusts during 1999 caused depreciation expense to decrease $0.3 million. Depreciation expense decreased an additional $0.3 million as the result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned. The decreases were offset, in part, by the Partnership's investment in an additional trust during the second quarter of 1999 which increase depreciation expense $0.3 million.

(E)  Net Income

As a result of the foregoing, the Partnership had a net income of $0.9 million for the three months ended March 31, 2000, compared to a net income of $3.2 million during the same period of 1999. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the first quarter of 2000 is not necessarily indicative of future periods. In the first quarter of 2000, the Partnership distributed $2.3 million to the limited partners, or $0.43 per weighted-average limited partnership unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the three months ended March 31, 2000, the Partnership generated operating cash of $3.0 million (net cash provided by operating activities, plus non-liquidating distributions from USPEs) to meet its operating obligations and maintain the current level of distributions (total for three months ended March 31, 2000 of approximately $2.4 million) to the partners.

During the three months ended March 31, 2000, the Partnership sold or disposed of wholly-owned equipment and received aggregate proceeds of $2.5 million.

The Partnership purchased marine containers for $0.4 million including accrued acquisition fees of $15,000 million to PLM Financial Services, Inc., (FSI or the General Partner), a wholly-owned subsidiary of PLM International, Inc., for this equipment.

During the three months ended March 31, 2000, due to affiliates increased $0.1 million. During the three months ended March 31, 2000, the Partnership received an additional deposit of $0.1 million that is due to an affiliated USPE for engine reserves.

During the three months ended March 31, 2000, prepaid engine reserves and security deposits decreased $0.5 million. Marine vessel dry docking reserves decreased $0.4 million due to the payment of dry docking expenses reserved for a marine vessel and security deposits decreased $0.1 million due to the reclassification of a deposit towards the purchase of a commuter aircraft to sales proceeds.

The Partnership is scheduled to make an annual debt payment of $3.0 million to the lenders of the notes payable on December 29, 2000.

The General Partner has entered into a short-term joint $24.5 million credit facility. As of May 5, 2000, no eligible borrower had any outstanding borrowings. The General Partner believes it will be able to renew the Committed Bridge Facility upon its June 30, 2000 expiration with similar terms as those in the current Committed Bridge Facility.

(III)    EFFECTS OF YEAR 2000

To date, the Partnership has not experienced any material Year 2000 (Y2K) issues with either its internally developed software or purchased software. In addition, to date, the Partnership has not been impacted by any Y2K problems that may have impacted our customers and suppliers. The amount allocated to the Partnership by the General Partner related to Y2K issues has not been material. The General Partner continues to monitor its systems for any potential Y2K issues.

(IV) OUTLOOK FOR THE FUTURE

Several factors may affect the Partnership's operating performance in 2000 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors.

Factors affecting the Partnership's contribution during the remainder of 2000 and beyond include:

1. The Partnership is experiencing difficulty in leasing a commercial aircraft in which the Partnership has a partial interest.

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

(V)  FORWARD-LOOKING INFORMATION

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the three months ended March 31, 2000, 71% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessee's. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

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



                         PLM EQUIPMENT GROWTH & INCOME FUND VII

                         By:      PLM Financial Services, Inc.
                                  General Partner



Date: May 5, 2000        By:      /s/ Richard K Brock
                                  -----------------------------------
                                  Richard K Brock
                                  Vice President and
                                  Chief Financial Officer