Form 10-Q
period 2000-06-30
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 2000-08-08
CIK 895234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       THE FISCAL QUARTER ENDED JUNE 30, 2000


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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                               June 30,           December 31,
                                                                                2000                1999
                                                                           -----------------------------------
  ASSETS

  Equipment held for operating lease, at cost                              $       69,416       $       70,579
  Less accumulated depreciation                                                   (36,734)             (36,466)
                                                                           --------------------------------------
    Net equipment                                                                  32,682               34,113

  Cash and cash equivalents                                                         1,791                2,495
  Restricted cash                                                                      28                  111
  Accounts receivable, less allowance for doubtful accounts
      of $458 in 2000 and $382 in 1999                                              1,305                1,099
  Investments in unconsolidated special-purpose entities                           24,498               27,843
  Deferred charges, net of accumulated amortization
      of $158 in 2000 and $125 in 1999                                                245                  251
  Prepaid expenses and other assets                                                    20                   54
                                                                           --------------------------------------

        Total assets                                                       $       60,569       $       65,966
                                                                           ======================================

  LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:
  Accounts payable and accrued expenses                                    $          227       $        1,267
  Due to affiliates                                                                   740                  560
  Lessee deposits and reserve for repairs                                           1,044                1,392
  Notes payable                                                                    20,000               20,000
                                                                           --------------------------------------
    Total liabilities                                                              22,011               23,219

  Partners' capital:
  Limited partners (5,323,569 limited partnership units as of
      June 30, 2000 and 5,323,819 as of December 31, 1999)                         38,558               42,747
  General Partner                                                                      --                   --
                                                                           --------------------------------------
    Total partners' capital                                                        38,558               42,747
                                                                           --------------------------------------

        Total liabilities and partners' capital                            $       60,569       $       65,966
                                                                           ======================================














                 See accompanying notes to financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)


                                                       For the Three Months               For the Six Months
                                                          Ended June 30,                    Ended June 30,
                                                       2000           1999               2000            1999
                                                    --------------------------------------------------------------
  REVENUES

  Lease revenue                                     $   4,047      $   5,207        $    7,704     $    10,466
  Interest and other income                                58             20                99              60
  Net gain (loss) on disposition of equipment             (10)            18             1,086               4
                                                    --------------------------------------------------------------
      Total revenues                                    4,095          5,245             8,889          10,530
                                                    --------------------------------------------------------------

  Expenses

  Depreciation and amortization                         1,535          2,609             2,972           4,902
  Repairs and maintenance                                 667            608             1,146           1,239
  Equipment operating expense                             410            755               860           1,500
  Insurance expense                                       124            108               192             243
  Management fees to affiliate                            209            239               410             521
  Interest expense                                        359            423               727             836
  General and administrative expenses
        to affiliates                                     218            190               456             381
  Other general and administrative expenses               205            149               355             287
  Provision for bad debts                                  19            680                69             716
                                                    --------------------------------------------------------------
      Total expenses                                    3,746          5,761             7,187          10,625
                                                    --------------------------------------------------------------

  Minority interests                                       --             53                --              91

  Equity in net income (loss) of unconsolidated
        special-purpose entities                         (396)         5,174              (845)          7,900
                                                    --------------------------------------------------------------

  Net income (loss)                                 $     (47)     $   4,711        $      857     $     7,896
                                                    ==============================================================

  Partners' share of net income (loss)

  Limited partners                                  $    (173)     $   4,585        $      605     $     7,644
  General Partner                                         126            126               252             252
                                                    --------------------------------------------------------------

  Total                                             $     (47)     $   4,711        $      857     $     7,896
                                                    ==============================================================

  Limited partners' net income (loss) per
      weighted-average limited partnership unit     $   (0.03)     $    0.86        $     0.11     $      1.43
                                                    ==============================================================

  Cash distributions                                $   2,637      $   2,523        $    5,043     $     5,049
                                                    ==============================================================
  Cash distributions per weighted-average
      limited partnership unit                      $    0.47      $    0.45        $     0.90     $      0.90
                                                    ==============================================================







                 See accompanying notes to financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            ( A LIMITED PARTNERSHIP)
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
               the period from December 31, 1998 to June 30, 2000
                            (in thousands of dollars)



                                                             Limited              General
                                                             Partners             Partner               Total
                                                           -------------------------------------------------------

    Partners' capital as of December 31, 1998              $   46,247            $    --             $   46,247

  Net income                                                    6,204                504                  6,708

  Purchase of limited partnership units                          (125)                --                   (125)

  Cash distribution                                            (9,579)              (504)               (10,083)
                                                           -------------------------------------------------------

    Partners' capital as of December 31, 1999                  42,747                 --                 42,747

  Net income                                                      605                252                    857

  Purchase of limited partnership units                            (3)                --                     (3)

  Cash distribution                                            (4,791)              (252)                (5,043)
                                                           -------------------------------------------------------

    Partners' capital as of June 30, 2000                  $   38,558            $    --             $   38,558
                                                           =======================================================













                 See accompanying notes to financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                       For the Six Months
                                                                                         Ended June 30,
                                                                                        2000            1999
                                                                                    -----------------------------

  OPERATING ACTIVITIES

 Net income                                                                          $      857      $   7,896
 Adjustments to reconcile net income
       to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                          2,972          4,902
   Net gain on disposition of equipment                                                  (1,086)            (4)
   Equity in net (income) loss from unconsolidated special-purpose entities                 845         (7,900)
   Changes in operating assets and liabilities:
     Restricted cash                                                                         83             --
     Accounts receivable, net                                                              (183)           205
     Prepaid expenses and other assets                                                       34             65
     Accounts payable and accrued expenses                                                 (113)          (235)
     Due to affiliates                                                                      180            185
     Lessee deposits and reserve for repairs                                               (348)           (57)
     Minority interests                                                                      --           (176)
                                                                                     ----------------------------
       Net cash provided by operating activities                                          3,241          4,881
                                                                                     ----------------------------

 INVESTING ACTIVITIES

 Payments for purchase of equipment and capitalized improvements                         (3,823)        (7,777)
 Investment in and equipment purchased and placed in
     unconsolidated special-purpose entities                                                 --         (8,974)
 Distribution from unconsolidated special-purpose entities                                2,500          1,837
 Distribution from liquidation of unconsolidated special-purpose entities                    --         15,855
 Payments of acquisition fees to affiliate                                                 (125)          (342)
 Payments of lease negotiation fees to affiliate                                            (28)           (76)
 Proceeds from disposition of equipment                                                   2,577          1,658
                                                                                     ---------------------------
       Net cash provided by investing activities                                          1,101          2,181
                                                                                     ----------------------------

 FINANCING ACTIVITIES

 Cash distribution paid to limited partners                                              (4,791)        (4,797)
 Cash distribution paid to General Partner                                                 (252)          (252)
 Purchase of limited partnership units                                                       (3)          (120)
                                                                                     ----------------------------
       Net cash used in financing activities                                             (5,046)        (5,169)
                                                                                     ----------------------------

 Net (decrease) increase in cash and cash equivalents                                      (704)         1,893
 Cash and cash equivalents at beginning of period                                         2,495            404
                                                                                     ---------------------------

 Cash and cash equivalents at end of period                                          $    1,791      $   2,297
                                                                                     ============================

 SUPPLEMENTAL INFORMATION

 Interest paid                                                                       $      727      $     836
                                                                                     =============================





                 See accompanying notes to financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

1.   OPINION OF MANAGEMENT

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth & Income Fund VII (the Partnership) as of June 30, 2000 and December 31, 1999, the statements of operations for the three months and six months ended June 30, 2000 and 1999, the statements of changes in partners' capital for the period from December 31, 1998 to June 30, 2000, and the statements of cash flows for the six months ended June 30, 2000 and 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999, on file at the Securities and Exchange Commission.

2.   SCHEDULE OF PARTNERSHIP PHASES

Beginning in the Partnership's seventh year of operations, which commences on January 1, 2002, the General Partner will stop reinvesting excess cash into additional equipment. Surplus cash, if any, less reasonable reserves, will be distributed to the partners. Beginning in the Partnership's ninth year of operations, which commences on January 1, 2004, the General Partner intends to begin an orderly liquidation of the Partnership's assets. The General Partner anticipates that the liquidation of the assets will be completed by the end of the Partnership's eleventh year of operations. The Partnership will terminate on December 31, 2013, unless terminated earlier upon sale of all equipment and by certain other events.

3.   PURCHASE OF LIMITED PARTNERSHIP UNITS

In 1999, the Partnership agreed to purchase approximately 1,000 limited partnership units in 2000 for an aggregate purchase price of up to $10,000. During the six months ended June 30, 2000, the Partnership purchased 250 limited partnership units for $3,000. The General Partner may purchase additional units in the future.

4.   CASH DISTRIBUTIONS

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three months ended June 30, 2000 and 1999, cash distributions totaled $2.6 million and $2.5 million, respectively. For each of the six months ended June 30, 2000 and 1999, cash distributions totaled $5.0 million. Cash distributions of $4.2 million to the limited partners during the six months ended June 30, 2000 were deemed to be a return of capital. None of the cash distributions to the limited partners during the six months ended June 30, 1999 were deemed to be a return of capital.

Cash distributions related to the results from the second quarter of 2000, of $1.7 million, will be paid during the third quarter of 2000.

5.   Transactions with General Partner and Affiliates

The balance due to affiliates as of June 30, 2000 included $0.2 million due to FSI and its affiliates for management fees and $0.6 million due to affiliated unconsolidated special-purpose entities (USPEs). The balance due to affiliates as of December 31, 1999 included $0.1 million due to FSI and its affiliates for management fees and $0.5 million due to an affiliated USPE.

The Partnership's proportional share of USPE-affiliated management fees of $0.1 million was payable as of June 30, 2000 and December 31, 1999.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

5.       TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (CONTINUED)

The Partnership's proportional share of the affiliated expenses incurred by the USPEs during 2000 and 1999 is listed in the following table (in thousands of dollars):

                                                       For the Three Months               For the Six Months
                                                          Ended June 30,                    Ended June 30,
                                                       2000           1999               2000           1999
                                                    --------------------------------------------------------------
  Management fees                                   $      87      $      46          $    168        $    105
  Data processing and administrative
     expenses                                              18             15                41              38


The Partnership and USPEs accrued or paid FSI $0.2 million and $0.8 million for equipment acquisition and lease negotiation fees during the six months ended June 30, 2000 and 1999, respectively.

6.   EQUIPMENT

The components of owned equipment were as follows (in thousands of dollars):

                                                   June 30,         December 31,
                                                   2000                1999
                                               ---------------------------------

  Marine vessels                               $   22,212          $    22,212
  Trailers                                         16,687               16,895
  Marine containers                                15,375               12,498
  Railcars                                          9,659                9,677
  Aircraft                                          5,483                9,297
                                               -----------         ------------
                                                   69,416               70,579
  Less accumulated depreciation                   (36,734)             (36,466)
                                               -----------         ------------
      Net equipment                            $   32,682          $    34,113
                                               ===========         ============

As of June 30, 2000,  all owned  equipment in the  Partnership's  portfolio  was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 14 railcars. As of December 31, 1999, all owned equipment in the Partnership's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for a commuter aircraft and ten railcars. The net book value of the equipment off lease was $0.2 million and $1.5 million as of June 30, 2000 and December 31, 1999, respectively.

During the six months ended June 30, 2000, the Partnership purchased marine containers for $2.8 million and paid acquisition fees of $0.1 million to FSI.

During the six months ended June 30, 2000, the Partnership disposed of or sold a commuter aircraft, a railcar, marine containers, and trailers with an aggregate net book value of $1.4 million for $2.5 million. During the six months ended June 30, 1999, the Partnership disposed of or sold commercial aircraft, railcars, modular buildings, and trailers with an aggregate net book value of $1.7 million for $1.7 million.

On May 24, 2000, FSI, on behalf of the Partnership, entered into an asset purchase agreement to sell the refrigerated and dry trailer assets of the Partnership. Closing of the transaction is contingent on numerous conditions. If the sale is completed, the General Partner estimates that the Partnership's sale proceeds to be approximately $8.2 million and will result in a gain of approximately $2.7 million. Since the sale of the trailers is contingent upon certain conditions being met, the Partnership's refrigerated and dry trailers are not classified as assets held for sale.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

7.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                                                       June 30,        December 31,
                                                                                                        2000             1999
                                                                                                  ---------------------------------
                    38% interest in a trust owning a Boeing 737-300 Stage III commercial
                              aircraft                                                              $    7,230       $    7,974
                    75% interest in an entity owning marine containers                                   5,936            6,656
                    50% interest in a trust owning a MD-82 Stage III commercial aircraft                 4,408            5,066
                    80% interest in an entity owning a dry bulk-carrier marine vessel                    3,724            4,224
                    44% interest in an entity owning a dry bulk-carrier marine vessel                    1,728            1,917
                    50% interest in a trust owning a MD-82 Stage III commercial aircraft                 1,354            1,808
                    50%  interest  in a trust that owned  four  Boeing  737-200A Stage II
                              commercial aircraft                                                           73              122
                    25% interest in a trust that owned four Boeing 737-200A Stage II
                              commercial aircraft                                                           48               79
                    24% interest in a trust that owned a Boeing 767-200ER Stage III
                              commercial aircraft                                                           (3)              (3)
                                                                                                    -----------------------------
                        Net investments                                                             $   24,498       $   27,843
                                                                                                    =============================

As of June 30, 2000, all jointly-owned equipment in the Partnership's USPE portfolio was on lease. As of December 31, 1999, all jointly-owned equipment in the Partnership's USPE portfolio was on lease except for a Boeing 737-300 commercial aircraft with a net investment value of $8.0 million.

For the six months ended June 30, 2000, all jointly-owned equipment was accounted for under the equity method of accounting. For the six months ended June 30, 1999, certain jointly-owned equipment of which the Partnership had a controlling interest greater than 50% was accounted for under the consolidation method of accounting.

8.   OPERATING SEGMENTS

The Partnership operates in five primary operating segments: marine vessel leasing, trailer leasing, aircraft leasing, railcar leasing, and marine container leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.









                      (This space intentionally left blank)

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

8.   OPERATING SEGMENTS (CONTINUED)

THE FOLLOWING TABLES PRESENT A SUMMAry of the operating segments (in thousands of dollars):


                                            Marine                                    Marine
                                            Vessel   Trailer    Aircraft  Railcar    Container
     For the quarter ended June 30,        Leasing   Leasing    Leasing   Leasing    Leasing    Other<F1>1  Total
     2000
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  1,424  $    918   $    271  $    603   $    831  $     --   $  4,047
       Interest income and other                 --        --         --        --         --        58         58
       Gain (loss) on disposition of             --       (38)         1        --         27        --        (10 )
     equipment
                                           ------------------------------------------------------------------------
         Total revenues                       1,424       880        272       603        858        58      4,095

     COSTS AND EXPENSES
       Operations support                       727       269         17       176          2        10      1,201
       Depreciation and amortization            341       314        154       157        562         7      1,535
       Interest expense                          --        --         --        --         --       359        359
       Management fees to affiliate              71        49         14        34         41        --        209
       General and administrative expenses       22       178          3        27         --       193        423
       Provision for (recovery of) bad debts     --        40         --        (9)        --       (12)        19
                                           ------------------------------------------------------------------------
         Total costs and expenses             1,161       850        188       385        605       557      3,746
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs       (33)       --       (418)       --         55        --       (396)
                                           ------------------------------------------------------------------------
     Net income (loss)                     $    230  $     30   $   (334) $    218   $    308  $   (499)  $    (47)
                                           ========================================================================

     Total assets as of June 30, 2000      $ 13,170  $  7,407   $ 13,900  $  4,409   $ 19,608  $  2,075   $ 60,569
                                           ========================================================================

                                            Marine                                    Marine
                                            Vessel   Trailer    Aircraft  Railcar    Container
     For the quarter ended June 30,        Leasing   Leasing    Leasing   Leasing    Leasing    Other<F2>2  Total
     1999
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  1,925  $  1,050   $    469  $    648   $    809  $    306   $  5,207
       Interest income and other                 --        --         --        --         --        20         20
       Gain on disposition of equipment          --         4          2        12         --        --         18
                                           ------------------------------------------------------------------------
         Total revenues                       1,925     1,054        471       660        809       326      5,245

     COSTS AND EXPENSES
       Operations support                     1,055       247          5       153         --        11      1,471
       Depreciation and amortization            691       400        345       184        822       167      2,609
       Interest expense                          --        --         --        --         --       423        423
       Management fees to affiliate              97        54         20        46         41       (19)       239
       General and administrative expenses       30       141         12        14          5       137        339
       Provision for (recovery of) bad debts     --        52         --        (5)        --       633        680
                                           ------------------------------------------------------------------------
         Total costs and expenses             1,873       894        382       392        868     1,352      5,761
                                           ------------------------------------------------------------------------
     Minority interests                          52        --         --        --          1        --         53
     Equity in net income of USPEs               --        --      5,124        --         --        50      5,174
                                           ------------------------------------------------------------------------
     Net income (loss)                     $    104  $    160   $  5,213  $    268   $    (58) $   (976)  $  4,711
                                           ========================================================================

     Total assets as of June 30, 1999      $ 17,689  $  8,583   $ 22,593  $  5,113   $ 16,482  $  7,551   $ 78,011
                                           ========================================================================


<F1>

1 Includes interest income and costs not identifiable to a particular segment, such as, interest expense, and certain general and administrative and operations support expenses.
<F2>
2 Includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain general and administrative and operations support expenses. Also includes lease revenues and expenses from modular buildings, portable heaters, and aggregate net income from an investment in an entity that owned a mobile offshore drilling unit.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

8.   OPERATING SEGMENTS (CONTINUED)


                                             Marine                                    Marine
                                             Vessel    Trailer    Aircraft  Railcar    Container
     For the six months ended June 30,       Leasing   Leasing    Leasing   Leasing    Leasing    Other<F1>1  Total
     2000
     ------------------------------------    --------  ---------  --------  ---------  --------  ---------  ----------


     REVENUES
       Lease revenue                         $ 2,683   $  1,796   $   542   $  1,251   $ 1,432   $     --   $  7,704
       Interest income and other                  --         --        --         --        --         99         99
       Gain (loss) on disposition of              --        (58)    1,118         (1)       27         --      1,086
         equipment
                                             ------------------------------------------------------------------------
         Total revenues                        2,683      1,738     1,660      1,250     1,459         99      8,889

     COSTS AND EXPENSES
       Operations support                      1,376        491        26        281         4         20      2,198
       Depreciation and amortization             682        631       353        314       979         13      2,972
       Interest expense                           --         --        --         --        --        727        727
       Management fees to affiliate              134         97        28         80        71         --        410
       General and administrative expenses        32        374         6         46        --        353        811
       Provision for (recovery of) bad debts      --         84        --         (2)       --        (13)        69
                                             ------------------------------------------------------------------------
         Total costs and expenses              2,224      1,677       413        719     1,054      1,100      7,187
                                             ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs       (142)        --      (811)        --       109         (1)      (845)
                                             ------------------------------------------------------------------------
     Net income (loss)                       $   317   $     61   $   436   $    531   $   514   $ (1,002)  $    857
                                             ========================================================================

     Total assets as of June 30, 1999        $13,170   $  7,407   $13,900   $  4,409   $19,608   $  2,075   $ 60,569
                                             ========================================================================



                                             Marine                                    Marine
                                             Vessel    Trailer    Aircraft  Railcar    Container
     For the six months ended June 30,       Leasing   Leasing    Leasing   Leasing    Leasing    Other<F2>2  Total
     1999
     ------------------------------------    --------  ---------  --------  ---------  --------  ---------  ----------

     REVENUES
       Lease revenue                         $ 4,229   $  2,032   $   974   $  1,340   $ 1,267   $    624   $ 10,466
       Interest income and other                  --         --        --         --        --         60         60
       Gain (loss) on disposition of              --          8         2        (30)       --         24          4
         equipment
                                             ------------------------------------------------------------------------
         Total revenues                        4,229      2,040       976      1,310     1,267        708     10,530

     COSTS AND EXPENSES
       Operations support                      2,204        452        10        293        --         23      2,982
       Depreciation and amortization           1,381        790       690        372     1,329        340      4,902
       Interest expense                           --         --        --         --        --        836        836
       Management fees to affiliate              212        108        45         95        63         (2)       521
       General and administrative expenses        50        254        20         28        10        306        668
       Provision for (recovery of) bad debts      --         94        --         (9)       --        631        716
                                             ------------------------------------------------------------------------
         Total costs and expenses              3,847      1,698       765        779     1,402      2,134     10,625
                                             ------------------------------------------------------------------------
     Minority interests                           90         --        --         --         1         --         91
     Equity in net income (loss) of USPEs        (22)        --     7,824         --        --         98      7,900
                                             ------------------------------------------------------------------------
     Net income (loss)                       $   450   $    342   $ 8,035   $    531   $  (134)  $ (1,328)  $  7,896
                                             ========================================================================

     Total assets as of June 30, 1999        $17,689   $  8,583   $22,593   $  5,113   $16,482   $  7,551   $ 78,011
                                             ========================================================================

<F1>

1 Includes interest income and costs not identifiable to a particular segment, such as, interest expense, and certain general and administrative and operations support expenses. Also includes expenses from an investment in an entity that owned a mobile offshore drilling unit.
<F2>
2 Includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain general and administrative and operations support expenses. Also includes lease revenues and expenses from modular buildings, portable heaters, and aggregate net income from an investment in an entity that owned a mobile offshore drilling unit.


                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

9.   DEBT

The Partnership has a warehouse facility, which is shared with PLM Equipment Growth Fund VI, Professional Lease Management Income Fund I, LLC, and TEC Acquisub, Inc., an indirect wholly-owned subsidiary of the General Partner. Borrowings under this facility by the other eligible borrowers reduces the amount available to be borrowed by the Partnership. All borrowings under this facility are guaranteed by the General Partner. On June 30, 2000, this facility was extended to September 30, 2000 and the amount available to be borrowed under the facility was reduced from $24.5 million to $9.5 million. The General Partner has been notified by the lender that this facility will not be renewed upon its expiration. The General Partner is currently negotiating with a lender for a warehouse credit facility of $10.0-$15.0 million with similar terms. The General Partner believes the facility will be in place by September 30, 2000.

As of June 30, 2000, the PLM Equipment Growth Fund VI had outstanding borrowings of $0.6 million and TEC Acquisub, Inc. had borrowings of $8.9 million under the warehouse facility. No other eligible borrower had any outstanding borrowings under the warehouse facility.

10.  NET INCOME PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and six months ended June 30, 2000 was 5,323,569 and 5,323,651, respectively. The weighted-average number of Partnership units deemed outstanding during the three and six months ended June 30, 1999 was 5,326,080 and 5,328,374, respectively.

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

In June 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The plaintiff is an investor in Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in the Funds. The complaint alleges the same facts and the same causes of action as in the Koch action, plus

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

11.  CONTINGENCIES (CONTINUED)

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

The Partnership has initiated litigation in various official forums in India against the defaulting Indian airline lessees to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The Partnership has

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

11.  CONTINGENCIES (CONTINUED)

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











                      (This space intentionally left blank)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

In September 1999, PLM Financial Services, Inc. (FSI or the General Partner), amended the corporate-by-laws of certain unconsolidated special-purpose entities (USPEs) in which PLM Equipment Growth & Income Fund VII (the Partnership), or any affiliated program, owns an interest greater than 50%. The amendment to the corporate-by-laws provided that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment (the Amendment). As such, although the Partnership may own a majority interest in a USPE, the Partnership does not control its management and thus the equity method of accounting will be used after adoption of the Amendment. As a result of the Amendment, as of September 30, 1999, all jointly owned equipment in which the Partnership owned a majority interest, which had been consolidated, were reclassified to investments in USPEs. Lease revenues and direct expenses for jointly owned equipment in which the Partnership held a majority interest were reported under the consolidation method of accounting during the three and six months ended June 30, 1999 and were included with the owned equipment operations. For the three and six and months ended June 30, 2000, lease revenues and direct expenses for these entities are reported under the equity method of accounting and are included with the operations of the USPEs.

COMPARISON OF THE PARTNERSHIP'S OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the three months ended June 30, 2000, when compared to the same period of 1999. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                       For the Three Months
                                         Ended June 30,
                                      2000             1999
                                   ----------------------------

  Marine containers                $    829          $   809
  Marine vessels                        697              870
  Trailers                              649              803
  Railcars                              427              495
  Aircraft                              254              464
  Portable heaters                       --              301
  Modular buildings                      --                5

Marine containers: Lease revenues and direct expenses for marine containers were $0.8 million and $2,000 respectively, for the three months ended June 30, 2000, compared to $0.8 million and $0, respectively, during the same period of 1999.

The September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting impacted the reporting of lease revenues for marine containers. As a result of the Amendment, during the three months ended June 30, 2000, lease revenues decreased $0.4 million when compared to the same period of 1999. The decrease in lease revenues caused by the Amendment was offset by an increase in marine containers lease revenues of $0.4 million caused by the purchase of additional equipment during 1999 and 2000.

Marine vessels: Marine vessel lease revenues and direct expenses were $1.4 million and $0.7 million, respectively, for the three months ended June 30, 2000, compared to $1.9 million and $1.1 million, respectively, during the same period of 1999.

The September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting impacted the reporting of lease revenues and direct expenses of one marine vessel. As a result of the Amendment, during the three months ended June 30, 2000, lease revenues decreased $0.5 million and direct expenses decreased $0.4 million when compared to the same period of 1999.

Trailers: Trailer lease revenues and direct expenses were $0.9 million and $0.3 million, respectively, for the three months ended June 30, 2000, compared to $1.0 million and $0.2 million, respectively, during the same period of 1999. A decrease in trailer lease revenues of $0.1 million was due to lower utilization.

Railcars: Railcar lease revenues and direct expenses were $0.6 million and $0.2 million, respectively, for the three months ended June 30, 2000 and 1999. The decrease in railcar lease revenues of $45,000 was due to the increase in the number of off-lease railcars during the three months ended June 30, 2000 when compared to the same period of 1999.

Aircraft: Aircraft lease revenues and direct expenses were $0.3 million and $17,000, respectively, for the three months ended June 30, 2000, compared to $0.5 million and $5,000, respectively, during the same period of 1999. The decrease of $0.2 million in aircraft lease revenues was due to the sale of three commercial aircraft during 1999.

Portable heaters: The Partnership sold all the portable heaters during September 1999.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses were $2.5 million for the three months ended June 30, 2000, a decrease from $4.3 million for the same period in 1999. Significant variances are explained as follows:

     (i) A $1.1 million decrease in depreciation and amortization expenses from 1999 levels reflects the decrease of $0.3 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned, a decrease of $0.3 million due to the sale of equipment during 2000 and 1999, and a decrease of $0.7 million as a result of the Amendment which changed the accounting method used for majority held equipment from the consolidation method of accounting to the equity method of accounting. These decreases were offset in part, by an increase of $0.2 million in depreciation and amortization expenses resulting from the purchase of additional equipment during 2000 and 1999.

     (ii)A $0.7 million decrease in the provision for bad debts based on the General Partner's evaluation of the collectability of receivables due when compared to the same period of 1999. During 1999, the General Partner increased the provision for bad debt based on the collectability of receivables due from the lessee of the portable heaters. A similar provision did not have to be made during 2000 due to the sale of all this equipment during 1999.

     (iii) A $0.1 million decrease in interest expense was due to a lower average outstanding debt balance in the second quarter of 2000 when compared to the same period of 1999.

     (iv)A $0.1 million increase in general and administrative expenses was due to higher costs associated with the transition of Partnership trailers to three new PLM short-term trailer rental facilities.

(C)  Net Gain (Loss) on Disposition of Owned Equipment

The net loss on disposition of equipment for the second quarter of 2000 totaled $10,000, and resulted from the sale of marine containers and trailers with an aggregate net book value of $0.1 million for proceeds of $0.1 million. The net gain on disposition of equipment for the second quarter of 1999 totaled $18,000, and resulted from the sale of a railcar, commercial aircraft and trailers with an aggregate net book value of $1.4 million for proceeds of $1.4 million.

(D)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                For the Three Months
                                                   Ended June 30,
                                              2000              1999
                                            ----------------------------

  Marine containers                         $     55         $     --
  Mobile offshore drilling unit                   --               50
  Marine vessels                                  (33)              --
  Aircraft                                       (418)           5,124
                                            --------------  -------------
    Equity in net income (loss) of USPEs    $    (396)       $   5,174

Marine containers: The September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting, affected the lease revenues and direct expenses of marine containers for the three months ended June 30, 2000 when compared to the same period of 1999. During the three months ended June 30, 2000, lease revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.3 million. Marine container lease revenues and depreciation expense, direct expenses, and administrative expenses for the same period of 1999 were reported under the consolidation method of accounting under Owned Equipment Operations.

Mobile offshore drilling unit: The Partnership's interest in an entity owning a mobile offshore drilling unit was sold during the fourth quarter of 1999. During the three months ended June 30, 1999, lease revenues of $0.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.1 million.

Marine vessels: During the three months ended June 30, 2000, lease revenues of $0.9 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.9 million. During the same period of 1999, lease revenues of $0.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million.

The increase in marine vessel lease revenues of $0.6 million and depreciation expense, direct expenses, and administrative expenses of $0.6 million during the three months ended June 30, 2000, was caused by the September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting for one marine vessel. The lease revenues and depreciation expense, direct expenses, and administrative expenses for the majority owned marine vessel were reported under the consolidation method of accounting under Owned Equipment Operations during the three months ended June 30, 1999.

Aircraft: During the three months ended June 30, 2000, lease revenues of $0.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.0 million. During the same period of 1999, lease revenues of $0.6 million and the gain from the sale of the Partnership's interest in a trust that owned a 767-200ER commercial aircraft of $5.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.3 million. Lease revenues decreased $0.1 million due to the sale of the Partnership's investment in a trust that owned a Boeing 767-200ER commercial aircraft during the second quarter 1999. This decrease in lease revenues was offset by an increase of $0.1 million in lease revenues due to a Boeing 737-300 being on-lease in the second quarter of 2000 that was off-lease during the same period of 1999. The decrease in expenses of $0.3 million was primarily due to lower depreciation expense. The sale of the Partnership's interest in the trust during 1999 caused depreciation expense to decrease $0.1 million. Depreciation expense decreased an additional $0.3 million as the result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned. The decreases were offset, in part, by the Partnership's investment in an additional trust during the second quarter of 1999 which increased depreciation expense $0.1 million.

(E)  Net Income (Loss)

As a result of the foregoing, the Partnership had a net loss of $47,000 for the three months ended June 30, 2000, compared to a net income of $4.7 million during the same period of 1999. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the second quarter of 2000 is not necessarily indicative of future periods. In the second quarter of 2000, the Partnership distributed $2.5 million to the limited partners, or $0.47 per weighted-average limited partnership unit.

COMPARISON OF THE PARTNERSHIP'S OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 and 1999

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the six months ended June 30, 2000, when compared to the same period of 1999. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                              For the Six Months
                                                Ended June 30,
                                            2000             1999
                                           ----------------------------

  Marine containers                         $  1,428        $   1,267
  Marine vessels                               1,307            2,025
  Trailers                                     1,305            1,580
  Railcars                                       970            1,047
  Aircraft                                       516              964
  Portable heaters                                --              614
  Modular buildings                               --               10

Marine containers: Lease revenues and direct expenses for marine containers were $1.4 million and $4,000, respectively, for the six months ended June 30, 2000, compared to $1.3 million and $0, respectively, during the same period of 1999.

The September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting impacted the reporting of lease revenues for marine containers. As a result of the Amendment, during the six months ended June 30, 2000, lease revenues decreased $0.9 million when compared to the same period of 1999. The decrease in lease revenues caused by the Amendment was offset by an increase in marine containers lease revenues of $1.0 million caused by the purchase of additional equipment during 1999 and 2000.

Marine vessels: Marine vessel lease revenues and direct expenses were $2.7 million and $1.4 million, respectively, for the six months ended June 30, 2000, compared to $4.2 million and $2.2 million, respectively, during the same period of 1999.

The September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting impacted the reporting of lease revenues and direct expenses of one marine vessel. As a result of the Amendment, during the six months ended June 30, 2000, lease revenues decreased $1.1 million and direct expenses decreased $0.9 million when compared to the same period of 1999.

In addition, a decline in lease revenues of $0.4 million was caused by the required dry-docking of one of the Partnership's two wholly-owned marine vessels. During the dry-docking period, this marine vessel did not earn any lease revenues.

Trailers: Trailer lease revenues and direct expenses were $1.8 million and $0.5 million, respectively, for the six months ended June 30, 2000, compared to $2.0 million and $0.5 million, respectively, during the same period of 1999. A decrease in trailer lease revenues was due to lower utilization.

Railcars: Railcar lease revenues and direct expenses were $1.3 million and $0.3 million, respectively, for the six months ended June 30, 2000 and 1999. The decrease in railcar lease revenues of $0.1 million was due to the increase in the number of off-lease railcars during the six months ended June 30, 2000 when compared to the same period of 1999.

Aircraft: Aircraft lease revenues and direct expenses were $0.5 million and $26,000, respectively, for the six months ended June 30, 2000, compared to $1.0 million and $10,000, respectively, during the same period of 1999. The decrease of $0.4 million in aircraft lease revenues was due to the sale of three commercial aircraft during 1999.

Portable heaters: The Partnership sold all the portable heaters during September 1999.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses were $5.0 million for the six months ended June 30, 2000, a decrease from $7.6 million for the same period in 1999. Significant variances are explained as follows:

     (i) A $1.9 million decrease in depreciation and amortization expenses from 1999 levels reflects the decrease of $0.5 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned, a decrease of $0.6 million due to the sale of equipment during 2000 and 1999, and a decrease of $1.4 million as a result of the Amendment which changed the accounting method used for majority held equipment from the consolidation method of accounting to the equity method of accounting. These decreases were offset, in part, by an increase of $0.6 million in depreciation and amortization expenses resulting from the purchase of additional equipment during 2000 and 1999.

     (ii)A $0.6 million decrease in the provision for bad debts based on the General Partner's evaluation of the collectability of receivables due. During 1999, the General Partner increased the provision for bad debt based on the collectability of receivables due from the lessee of the portable heaters. A similar provision did not have to be made during 2000 due to the sale of all this equipment during 1999.

     (iii) A $0.1 million decrease in management fees was due to lower lease revenues earned by the Partnership during the quarter ended June 30, 2000 when compared to the same period of 1999.

     (iv)A $0.1 million decrease in interest expense was due to a lower average outstanding debt balance in the second quarter of 2000 when compared to the same period of 1999

     (v) A $0.1 million increase in administrative expenses was due to higher costs associated with the transition of Partnership trailers to three new PLM short-term trailer rental facilities.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the six months ended June 30, 2000 totaled $1.1 million, and resulted from the sale of a commuter aircraft, a railcar, marine containers, and trailers with an aggregate net book value of $1.4 million for proceeds of $2.5 million. The net gain on disposition of equipment for the six months ended June 30, 1999 totaled $4,000, and resulted from the sale of commercial aircraft, railcars, modular buildings, and trailers with an aggregate net book value of $1.7 million for proceeds of $1.7 million.

(D)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                               For the Six Months
                                                 Ended June 30,
                                            2000              1999
                                          ----------------------------

Marine containers $ 109 $ -- Mobile offshore drilling unit (1) 98 Marine vessels
(141) (22) Aircraft (812) 7,824 ------------- ------------- Equity in net income
(loss) of USPEs $ (845) $ 7,900 ============= =============

Marine containers: The September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting, affected the lease revenues and direct expenses of marine containers for the six months ended June 30, 2000 when compared to the same period of 1999. During the six months ended June 30, 2000, lease revenues of $0.7 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.6 million. Marine container lease revenues and depreciation expense, direct expenses, and administrative expenses for the same period of 1999 were reported under the consolidation method of accounting under Owned Equipment Operations.

Mobile offshore drilling unit: The Partnership's interest in an entity owning a mobile offshore drilling unit was sold during the fourth quarter of 1999. During the six months ended June 30, 1999, lease revenues of $0.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.1 million.

Marine vessels: During the six months ended June 30, 2000, lease revenues of $1.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.8 million. During the same period of 1999, lease revenues of $0.4 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.4 million.

The increase in marine vessel lease revenues of $1.2 million and depreciation expense, direct expenses, and administrative expenses of $1.3 million during the six months ended June 30, 2000, was caused by the September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting for one marine vessel. The lease revenues and depreciation expense, direct expenses, and administrative expenses for the majority owned marine vessel were reported under the consolidation method of accounting under Owned Equipment Operations during the six months ended June 30, 1999.

Aircraft: During the six months ended June 30, 2000, lease revenues of $1.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.0 million. During the same period of 1999, lease revenues of $1.5 million and the gain from the sale of the Partnership's interest in three trusts of $8.9 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.6 million.

Lease revenues decreased $0.4 million due to the sale of the Partnership's investment in a trust that owned a Boeing 767-200ER commercial aircraft during the second quarter 1999. This decrease in lease revenues was partially off set by an increase of $0.1 million in lease revenues due to a Boeing 737-300 being on-lease in 2000 that was off-lease during the same period of 1999.

The decrease in expenses of $0.6 million was primarily due to lower depreciation expense. The sale of the Partnership's interest in three trusts during 1999 caused depreciation expense to decrease $0.4 million. Depreciation expense decreased an additional $0.7 million as the result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned. The decreases were offset, in part, by the Partnership's investment in an additional trust during the second quarter of 1999 which increased depreciation expense $0.3 million.

(E)  Net Income

As a result of the foregoing, the Partnership had a net income of $0.9 million for the six months ended June 30, 2000, compared to a net income of $7.9 million during the same period of 1999. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the six months ended June 30, 2000 is not necessarily indicative of future periods. In the six months ended June 30, 2000, the Partnership distributed $4.8 million to the limited partners, or $0.90 per weighted-average limited partnership unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the six months ended June 30, 2000, the Partnership generated operating cash of $5.7 million (net cash provided by operating activities, plus non-liquidating distributions from USPEs) to meet its operating obligations and maintain the current level of distributions (total for six months ended June 30, 2000 of approximately $5.0 million) to the partners.

During the six months ended June 30, 2000, the Partnership sold or disposed of wholly-owned equipment and received aggregate proceeds of $2.6 million.

The Partnership purchased marine containers for $2.9 million including acquisition fees of $0.1 million to PLM Financial Services, Inc., (FSI or the General Partner), a wholly-owned subsidiary of PLM International, Inc., for this equipment.

Accounts receivable increased $0.2 million during the six months ended June 30, 2000 due to the timing of cash receipts.

Investments in USPEs decreased $3.3 million due to cash distributions of $2.5 million to the Partnership from the USPEs and a $0.8 million loss that was recorded from operations from its equity interests in USPEs for the six months ended June 30, 2000.

Accounts payable decreased $1.0 million during the six months ended June 30, 2000 due to the payment of $0.9 million accrual for marine containers that were purchased in 1999 and included as a payable at December 31, 1999 and $0.3 million reduction of trade payables.

During the six months ended June 30, 2000, due to affiliates increased $0.2 million resulting from the receipt an additional deposit of $0.1 million that is due to an affiliated USPE for engine reserves and an increase of $37,000 due to PLM Investment Management Inc., an affiliate of the General Partner, for management fees.

During the six months ended June 30, 2000, lessee deposits and reserve for deposits decreased $0.3 million. Marine vessel dry docking reserves decreased $0.3 million due to the payment of dry docking expenses of $0.4 million offset in part, by an increase in the reserve for a marine vessel dry docking of $0.1 million.

The Partnership is scheduled to make an annual debt payment of $3.0 million to the lenders of the notes payable on December 29, 2000.

The Partnership has a warehouse facility, which is shared with PLM Equipment Growth Fund VI, Professional Lease Management Income Fund I, LLC, and TEC Acquisub, Inc., an indirect wholly-owned subsidiary of the General Partner. Borrowings under this facility by the other eligible borrowers reduces the amount available to be borrowed by the Partnership. All borrowings under this facility are guaranteed by the General Partner. On June 30, 2000, this facility was extended to September 30, 2000 and the amount available to be borrowed under the facility was reduced from $24.5 million to $9.5 million. The General Partner has been notified by the lender that this facility will not be renewed upon its expiration. The General Partner is currently negotiating with a lender for a warehouse credit facility of $10.0-$15.0 million with similar terms. The General Partner believes the facility will be in place by September 30, 2000.

As of August 7, 2000, the PLM Equipment Growth Fund VI had outstanding borrowings of $0.6 million and TEC Acquisub, Inc. had borrowings of $8.9 million under the short term Committed Bridge Facility. No other eligible borrower had any outstanding borrowings under the short term Committed Bridge Facility.

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

2. Railcar loadings in North America have continued to be high, however a softening in the market is expected which may lead to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

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

Beginning in the Partnership's seventh year of operations, which commences on January 1, 2002, the General Partner will stop reinvesting excess cash into additional equipment. Surplus cash, if any, less reasonable reserves, will be distributed to the partners. Beginning in the Partnership's ninth year of operations, which commences on January 1, 2004, the General Partner intends to begin an orderly liquidation of the Partnership's assets. The General Partner anticipates that the liquidation of the assets will be completed by the end of the Partnership's eleventh year of operations. The Partnership will terminate on December 31, 2013, unless terminated earlier upon sale of all equipment and by certain other events.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the six months ended June 30, 2000, 76% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessee's. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

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



                           PLM EQUIPMENT GROWTH & INCOME FUND VII

                           By:   PLM Financial Services, Inc.
                                 General Partner



Date: August 7, 2000       By:   /s/ Richard K Brock
                                 -------------------
                                 Richard K Brock
                                 Vice President and
                                 Chief Financial Officer