Form 10-K/A
period 1999-12-31
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 2000-08-29
CIK 895234

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

Aggregate market value of voting stock:  N/A

An index of exhibits filed with this Form 10-K/A is located at page 4.

Total number of pages in this report:  53.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) 1.  Financial Statements

             The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K/A.

         2.  Financial Statements required under Regulation S-X Rule 3-09

             The following financial statements are filed as Exhibits of this Annual Report on Form 10K/A:

             a.   Boeing 767
             b.   Canadian Air Trust #2
             c.   Canadian Air Trust #3
             d.   TAP Trust
             e.   TWA Trust S/N 49183
             f.   Ulloa Partnership

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

    10.4 First amendment to the Fourth Amended and Restated Warehouse Credit Agreement dated December 10, 1999.

    24.   Powers of Attorney.

    Financial Statements required under Regulation S-X Rule 3-09:

    99.1   Boeing 767.

    99.2   Canadian Air Trust #2.

    99.3   Canadian Air Trust #3.

    99.4   TAP Trust.

    99.5   TWA Trust S/N 49183.

    99.6   Ulloa Partnership.



















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


Dated: August 28, 2000            PLM EQUIPMENT GROWTH & INCOME FUND VII
                                  PARTNERSHIP

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


Name                       Capacity                          Date


*_______________________
Robert N. Tidball         Director, FSI                     August 28, 2000


*_______________________
Douglas P. Goodrich       Director, FSI                     August 28, 2000


*_______________________
Stephen M. Bess           Director, FSI                     August 28, 2000


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

                     PLM EQUIPMENT GROWTH & INCOME FUND VII

                               INDEX OF EXHIBITS


  Exhibit                                                               Page

    4.     Limited Partnership Agreement of Partnership.                  *

    4.1    First Amendment to the Third Amendment and Restated
           Limited Partnership Agreement                                  *


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


    4.3    Third Amendment to the Third Amendment and Restated            *
           Limited Partnership Agreement


   10.1    Management Agreement between Partnership and PLM Investment    *
           Management, Inc.

   10.2    Note Agreement, dated as of December 1, 1995, regarding
           $23.0 million of 7.27% senior notes due December 21, 2005.     *

   10.3    Fourth Amended and Restated Warehousing Credit Agreement,
           dated as of December 15, 1998, with First Union National
           Bank of North Carolina                                         *

   10.4    First amendment to the Fourth Amended and Restated  Warehouse
           Credit Agreement 51-55 dated December 10, 1999.               51-55

   24.     Powers of Attorney.                                           56-58

           Financial Statements required under Regulation S-X Rule 3-09:

   99.1    Boeing 767.                                                   59-66

   99.2    Canadian Air Trust #2.                                        67-74

   99.3    Canadian Air Trust #3.                                        75-82

   99.4    TAP Trust.                                                    83-90

   99.5    TWA Trust S/N 49183.                                          91-98

   99.6    Ulloa Partnership.                                            99-107




--------
* Incorporated by reference. See pages 28 and 29 of this report.