Form 10-Q
period 2000-09-30
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 2000-11-13
CIK 895234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________
                                    FORM 10-Q




[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 30, 2000


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to


                         Commission file number 0-26594
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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                             September 30,        December 31,
                                                                                2000                1999
                                                                           -----------------------------------


  ASSETS

  Equipment held for operating lease, at cost                              $       71,658       $       70,579
  Less accumulated depreciation                                                   (33,265)             (36,466)
                                                                           --------------------------------------
    Net equipment                                                                  38,393               34,113

  Cash and cash equivalents                                                         6,589                2,495
  Restricted cash                                                                      36                  111
  Accounts receivable, less allowance for doubtful accounts
      of $37 in 2000 and $382 in 1999                                               1,286                1,099
  Investments in unconsolidated special-purpose entities                           15,826               27,843
  Deferred charges, net of accumulated amortization
      of $176 in 2000 and $125 in 1999                                                296                  251
  Prepaid expenses and other assets                                                     2                   54
                                                                           --------------------------------------

        Total assets                                                       $       62,428       $       65,966
                                                                           ======================================

  LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:
  Accounts payable and accrued expenses                                    $          677       $        1,267
  Due to affiliates                                                                 1,207                  560
  Lessee deposits and reserve for repairs                                           1,183                1,392
  Notes payable                                                                    20,000               20,000
                                                                           --------------------------------------
    Total liabilities                                                              23,067               23,219

  Partners' capital:
  Limited partners (5,323,569 limited partnership units as of
      September 30, 2000 and 5,323,819 as of December 31, 1999)                    39,361               42,747
  General Partner                                                                      --                   --
                                                                           --------------------------------------
    Total partners' capital                                                        39,361               42,747
                                                                           --------------------------------------

        Total liabilities and partners' capital                            $       62,428       $       65,966
                                                                           ======================================



                 See accompanying notes to financial statements.



                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)


                                                       For the Three Months               For the Nine Months
                                                       Ended September 30,                Ended September 30,
                                                       2000           1999               2000            1999
                                                    --------------------------------------------------------------
Revenues

  Lease revenue                                     $   4,226      $   5,041        $   11,931      $   15,507
  Interest and other income                                55             35               154              95
  Net gain on disposition of equipment                  2,520            153             3,605             157
                                                    --------------------------------------------------------------
      Total revenues                                    6,801                           15,690          15,759
                                                    --------------------------------------------------------------

  Expenses

  Depreciation and amortization                         1,854          2,456             4,826           7,358
  Repairs and maintenance                                 661          1,068             1,807           2,307
  Equipment operating expense                             483            674             1,343           2,174
  Insurance expense                                       105             55               296             298
  Management fees to affiliate                            240            266               651             786
  Interest expense                                        367            427             1,094           1,263
  General and administrative expenses
        to affiliates                                     263            156               719             537
  Other general and administrative expenses               234            135               589             423
  Provision for bad debts                                  44            181               113             897
                                                    --------------------------------------------------------------
      Total expenses                                    4,251          5,418            11,438          16,043
                                                    --------------------------------------------------------------

  Minority interests                                       --             23                --             114

  Equity in net income (loss) of unconsolidated
        special-purpose entities                          776           (767)              (69)          7,133
                                                    --------------------------------------------------------------

  Net income (loss)                                 $   3,326      $    (933)       $    4,183      $    6,963

  Partners' share of net income (loss)

  Limited partners                                  $   3,200      $  (1,059)       $    3,805      $    6,585
  General Partner                                         126            126               378             378
                                                    --------------------------------------------------------------

  Total                                             $   3,326      $    (933)       $    4,183      $    6,963
                                                    ==============================================================

  Limited partners' net income (loss) per
      weighted-average limited partnership unit     $    0.60      $   (0.20)       $     0.71      $     1.24
                                                    ==============================================================

  Cash distributions                                $   2,523      $   2,522        $    7,566      $    7,571
                                                    ==============================================================

  Cash distributions per weighted-average
      limited partnership unit                      $    0.45      $    0.45        $     1.35      $     1.35
                                                    ==============================================================



                 See accompanying notes to financial statements.



                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            ( A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
           For the period from December 31, 1998 to September 30, 2000
                            (in thousands of dollars)


                                                             Limited              General
                                                             Partners             Partner               Total
                                                           -------------------------------------------------------

    Partners' capital as of December 31, 1998              $   46,247            $    --             $   46,247

  Net income                                                    6,204                504                  6,708

  Purchase of limited partnership units                          (125)                --                   (125)

  Cash distribution                                            (9,579)              (504)               (10,083)
                                                           -------------------------------------------------------

    Partners' capital as of December 31, 1999                  42,747                 --                 42,747

  Net income                                                    3,805                378                  4,183

  Purchase of limited partnership units                            (3)                --                     (3)

  Cash distribution                                            (7,188)              (378)                (7,566)
                                                           -------------------------------------------------------

    Partners' capital as of September 30, 2000             $   39,361            $    --             $   39,361
                                                           =======================================================



                 See accompanying notes to financial statements.





                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                       For the Nine Months
                                                                                       Ended September 30,
                                                                                        2000            1999
                                                                                    -----------------------------

  OPERATING ACTIVITIES

 Net income                                                                          $    4,183      $   6,963
 Adjustments to reconcile net income
       to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                          4,826          7,358
   Net gain on disposition of equipment                                                  (3,605)          (157)
   Equity in net (income) loss from unconsolidated special-purpose entities                  69         (7,133)
   Changes in operating assets and liabilities:
     Restricted cash                                                                         75           (200)
     Accounts receivable, net                                                              (164)           840
     Prepaid expenses and other assets                                                       52              5
     Accounts payable and accrued expenses                                                  337             88
     Due to affiliates                                                                      262            202
     Lessee deposits and reserve for repairs                                               (209)           283
     Minority interests                                                                      --           (443)
                                                                                     ----------------------------
       Net cash provided by operating activities                                          5,826          7,806
                                                                                     ----------------------------

 INVESTING ACTIVITIES

 Payments for purchase of equipment and capitalized improvements                        (10,823)        (8,211)
 Investment in and equipment purchased and placed in
     unconsolidated special-purpose entities                                                 --         (8,974)
 Distribution from unconsolidated special-purpose entities                                3,827          2,619
 Distribution from liquidation of unconsolidated special-purpose entities                 2,433         15,855
 Payments of acquisition fees to affiliate                                                 (125)          (342)
 Payments of lease negotiation fees to affiliate                                            (28)           (76)
 Proceeds from disposition of equipment                                                  10,554          5,248
                                                                                     --------------------------
       Net cash provided by investing activities                                          5,837          6,119
                                                                                     ---------------------------

 FINANCING ACTIVITIES

 Cash distribution paid to limited partners                                              (7,188)        (7,193)
 Cash distribution paid to General Partner                                                 (378)          (378)
 Purchase of limited partnership units                                                       (3)          (125)
                                                                                     ----------------------------
       Net cash used in financing activities                                             (7,569)        (7,696)
                                                                                     ----------------------------

 Net increase in cash and cash equivalents                                                4,094          6,229
 Cash and cash equivalents at beginning of period                                         2,495            404
                                                                                     ----------------------------

 Cash and cash equivalents at end of period                                          $    6,589      $   6,633
                                                                                     ============================

 SUPPLEMENTAL INFORMATION

 Interest paid                                                                       $      727      $     836
                                                                                     ============================
 Noncash transfer of equipment at net book value from
   unconsolidated special-purpose entities                                           $    5,688      $      --
                                                                                     ============================


                 See accompanying notes to financial statements.



                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

1.   OPINION OF MANAGEMENT

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth & Income Fund VII (the Partnership) as of September 30, 2000 and December 31, 1999, the statements of operations for the three and nine months ended September 30, 2000 and 1999, the statements of changes in partners' capital for the period from December 31, 1998 to September 30, 2000, and the statements of cash flows for the nine months ended September 30, 2000 and 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K/A for the year ended December 31, 1999, on file at the Securities and Exchange Commission.

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

3.   PURCHASE OF LIMITED PARTNERSHIP UNITS

In 1999, the Partnership agreed to purchase approximately 1,000 limited partnership units in 2000 for an aggregate purchase price of up to $10,000. During the nine months ended September 30, 2000, the Partnership purchased 250 limited partnership units for $3,000. The General Partner may purchase additional units in the future.

4.   CASH DISTRIBUTIONS

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For each of the three months ended September 30, 2000 and 1999, cash distributions totaled $2.5 million. For each of the nine months ended September 30, 2000 and 1999, cash distributions totaled $7.6 million. Cash distributions of $3.2 million and $0.6 million to the limited partners during the nine months ended September 30, 2000 and 1999, respectively, were deemed to be a return of capital.

Cash distributions related to the results from the third quarter of 2000, of $1.7 million, will be paid during the fourth quarter of 2000.

5.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

The balance due to affiliates as of September 30, 2000 included $0.2 million due to FSI and its affiliates for management fees, $0.4 million due to FSI for acquisition and lease negotiation fees, and $0.7 million due to affiliated unconsolidated special-purpose entities (USPEs). The balance due to affiliates as of December 31, 1999 included $0.1 million due to FSI and its affiliates for management fees and $0.5 million due to an affiliated USPE.

The Partnership's proportional share of USPE-affiliated management fees of $0.1 million was payable as of September 30, 2000 and December 31, 1999.




                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

5.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (CONTINUED)

The Partnership's proportional share of the affiliated expenses incurred by the USPEs during 2000 and 1999 is listed in the following table (in thousands of dollars):

                                                       For the Three Months               For the Nine Months
                                                       Ended September 30,                Ended September 30,
                                                       2000           1999               2000           1999
                                                    --------------------------------------------------------------
  Management fees                                   $      62      $      45          $    230         $   150
  Data processing and administrative
     expenses                                              15             14                56              52

The Partnership and USPEs accrued or paid FSI $0.5 million and $0.8 million for equipment acquisition and lease negotiation fees during the nine months ended September 30, 2000 and 1999, respectively.

6.   EQUIPMENT

The components of owned equipment were as follows (in thousands of dollars):

                                            September 30,         December 31,
                                               2000                1999
                                           ----------------------------------

  Marine containers                        $   30,605          $    12,498
  Marine vessels                               22,212               22,212
  Railcars                                      9,600                9,677
  Aircraft                                      5,483                9,297
  Trailers                                      3,758               16,895
                                           -----------         ------------
                                               71,658
  Less accumulated depreciation               (33,265)             (36,466)
                                           -----------         ------------
      Net equipment                        $   38,393          $    34,113
                                           ===========         ============

As of September 30, 2000, all owned equipment in the Partnership's portfolio was on lease except for 18 railcars. As of December 31, 1999, all owned equipment in the Partnership's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for a commuter aircraft and ten railcars. The net book value of the equipment off lease was $0.2 million and $1.5 million as of September 30, 2000 and December 31, 1999, respectively.

During the nine months ended September 30, 2000, the Partnership purchased marine containers for $9.8 million and accrued or paid acquisition fees of $0.4 million to FSI. In addition, the General Partner transferred marine containers with an original equipment cost of $7.9 million from the Partnership's USPE portfolio to owned equipment.

During the nine months ended September 30, 2000, the Partnership disposed of a commuter aircraft, trailers, marine containers, and railcars with an aggregate net book value of $6.9 million for $10.5 million. During the nine months ended September 30, 1999, the Partnership disposed of commercial aircraft, portable heaters, trailers, modular buildings, and railcars with an aggregate net book value of $5.1 million for $5.2 million.




                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

7.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                                September 30,       December 31,
                                                                                      2000              1999
                                                                                ----------------------------------

       38% interest in a trust owning a Boeing 737-300 Stage III commercial
                 aircraft                                                           $    6,834        $    7,974
       50% interest in a trust owning a MD-82 Stage III commercial aircraft              4,079             5,066
       80% interest in an entity owning a dry bulk-carrier marine vessel                 3,631             4,224
       50% interest in a trust owning a MD-82 Stage III commercial aircraft              1,126             1,808
       44% interest in an entity that owned a dry bulk-carrier marine vessel               152             1,917
       50% interest in a trust that owned four Boeing 737-200A Stage II
                 commercial aircraft                                                         2               122
       25% interest in a trust that owned four Boeing 737-200A Stage II
                 commercial aircraft                                                         2                79
       24% interest in a trust that owned a Boeing 767-200ER Stage III
                 commercial aircraft                                                        --                (3)
       75% interest in an entity that owned marine containers                               --             6,656
                                                                                ---------------       -----------
           Net investments                                                          $   15,826        $   27,843
                                                                                ===============       ===========

As of September 30, 2000, all jointly-owned equipment in the Partnership's USPE portfolio was on lease. As of December 31, 1999, all jointly-owned equipment in the Partnership's USPE portfolio was on lease except for a Boeing 737-300 commercial aircraft with a net investment value of $8.0 million.

For the nine months ended September 30, 2000, all jointly-owned equipment was accounted for under the equity method of accounting. For the nine months ended September 30, 1999, certain jointly-owned equipment of which the Partnership had a controlling interest greater than 50% was accounted for under the consolidation method of accounting.

During the nine months ended September 30, 2000, the General Partner sold the Partnership's interest in an entity that owned a dry bulk-carrier marine vessel. The Partnership's interest in this trust was sold for proceeds of $2.4 million for its investment of $1.7 million. The General Partner also transferred the Partnership's interest in an entity that owned marine containers to owned equipment.

8.   OPERATING SEGMENTS

The Partnership operates in five primary operating segments: marine vessel leasing, trailer leasing, aircraft leasing, railcar leasing, and marine container leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.



                      (This space intentionally left blank)



                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

8.   OPERATING SEGMENTS (CONTINUED)

The following tables present a summary of the operating segments (in thousands of dollars):

                                            Marine                                    Marine
     For the quarter ended                  Vessel   Trailer    Aircraft  Railcar    Container
         September 30, 2000                Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)    Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------
     REVENUES
       Lease revenue                       $  1,472  $    898   $    271  $    610   $    975  $     --   $  4,226
       Interest income and other                 --        --         --        --         --        55         55
       Gain (loss) on disposition of             --     2,521         --        (2 )        1        --      2,520
       equipment
                                           ------------------------------------------------------------------------
         Total revenues                       1,472     3,419        271       608        976        55      6,801

     COSTS AND EXPENSES
       Operations support                       807       323          2       105          2        10      1,249
       Depreciation and amortization            341       313        154       156        884         6      1,854
       Interest expense                          --        --         --        --         --       367        367
       Management fees to affiliate              74        52         13        52         49        --        240
       General and administrative expenses       19       230          3        14         --       231        497
       Provision for (recovery of) bad           --        57         --       (13)        --        --         44
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             1,241       975        172       314        935       614      4,251
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs       897        --       (141)       --         20        --        776
                                           ------------------------------------------------------------------------
     Net income (loss)                     $  1,128  $  2,444   $    (42) $    294   $     61  $   (559)  $  3,326
                                           ========================================================================

     Total assets as of September 30, 2000 $ 11,166  $  1,304   $ 12,644  $  4,388   $ 26,056  $  6,870   $ 62,428
                                           ========================================================================

                                            Marine                                    Marine
     For the quarter ended                  Vessel   Trailer    Aircraft  Railcar    Container
         September 30, 1999                Leasing   Leasing    Leasing   Leasing    Leasing    Other(2)    Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  2,095  $  1,052   $    271  $    663   $    845  $    115   $  5,041
       Interest income and other                 --        --         --        --         --        35         35
       Gain (loss) on disposition of             --        14         --        (1)        --       140        153
     equipment
                                           ------------------------------------------------------------------------
         Total revenues                       2,095     1,066        271       662        845       290

     COSTS AND EXPENSES
       Operations support                       932       234        486       135         --        10      1,797
       Depreciation and amortization            690       388        344       183        738       113      2,456
       Interest expense                          --        --         --        --         --       427        427
       Management fees to affiliate             104        52         17        46         43         4        266
       General and administrative expenses       20       105         13        14          9       130        291
       Provision for bad debts                   --        75         --        15         --        91        181
                                           ------------------------------------------------------------------------
         Total costs and expenses             1,746       854        860       393        790       775
                                           ------------------------------------------------------------------------
     Minority interests                          25        --         --        --         (2)       --         23
     Equity in net income (loss) of USPEs        (1)       --       (813)       --         --        47       (767)
                                           ------------------------------------------------------------------------
     Net income (loss)                     $    373  $    212   $ (1,402) $    269   $     53  $   (438)  $   (933)
                                           ========================================================================

     Total assets as of September 30, 1999 $ 15,347  $  8,465   $ 20,945  $  4,950   $ 13,088  $  8,337   $ 71,132
                                           ========================================================================


(1) Includes interest income and costs not identifiable to a particular segment, such as, interest expense, certain amortization, general and administrative, and operations support expenses.

(2) Includes interest income and costs not identifiable to a particular segment, such as interest expense, certain amortization, general and administrative, and operations support expenses. Also includes lease revenues and expenses from modular buildings, portable heaters, and aggregate net income from an investment in an entity that owned a mobile offshore drilling unit.



                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

8.   OPERATING SEGMENTS (CONTINUED)

                                             Marine                                    Marine
     For the nine months ended               Vessel    Trailer    Aircraft  Railcar    Container
         September 30, 2000                  Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)    Total
     ------------------------------------    --------  ---------  --------  ---------  --------  ---------  ----------
     REVENUES
       Lease revenue                         $ 4,155   $  2,694   $   814   $  1,861   $ 2,407   $     --   $ 11,931
       Interest income and other                  --         --        --         --        --        154        154
       Gain (loss) on disposition of              --      2,462     1,118         (3)       28         --      3,605
       equipment
                                             ------------------------------------------------------------------------
         Total revenues                        4,155      5,156     1,932      1,858     2,435        154     15,690

     COSTS AND EXPENSES
       Operations support                      2,183        813        28        386         6         30      3,446
       Depreciation and amortization           1,023        944       507        470     1,863         19      4,826
       Interest expense                           --         --        --         --        --      1,094      1,094
       Management fees to affiliate              208        149        41        133       120         --        651
       General and administrative expenses        51        604         9         60        --        584      1,308
       Provision for (recovery of) bad debts      --        128        --        (15)       --         --        113
                                             ------------------------------------------------------------------------
         Total costs and expenses              3,465      2,638       585      1,034     1,989      1,727     11,438
                                             ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs        756         --      (953)        --       129         (1)       (69)
                                             ------------------------------------------------------------------------
     Net income (loss)                       $ 1,446   $  2,518   $   394   $    824   $   575   $ (1,574) $  4,183
                                             ========================================================================

     Total assets as of September 30, 2000   $11,166   $  1,304   $12,644   $  4,388   $26,056   $  6,870   $ 62,428
                                             ========================================================================



                                             Marine                                    Marine
     For the nine months ended               Vessel    Trailer    Aircraft  Railcar    Container
         September 30, 1999                  Leasing   Leasing    Leasing   Leasing    Leasing    Other(2)    Total
     ------------------------------------    --------  ---------  --------  ---------  --------  ---------  ----------


       Lease revenue                         $ 6,324   $  3,084   $ 1,246   $  2,003   $ 2,111   $    739   $ 15,507
       Interest income and other                  --         --        --         --         1         94         95
       Gain (loss) on disposition of              --         22         2        (31)       --        164        157
     equipment
                                             ------------------------------------------------------------------------
         Total revenues                        6,324      3,106     1,248      1,972     2,112        997     15,759

     COSTS AND EXPENSES
       Operations support                      3,137        686       496        428        --         32      4,779
       Depreciation and amortization           2,072      1,178     1,034        554     2,066        454      7,358
       Interest expense                           --         --        --         --        --      1,263      1,263
       Management fees to affiliate              316        160        62        141       106          1        786
       General and administrative expenses        70        358        34         41        19        438        960
       Provision for bad debts                    --        170        --          6        --        721        897
                                             ------------------------------------------------------------------------
         Total costs and expenses              5,595      2,552     1,626      1,170     2,191      2,909     16,043
                                             ------------------------------------------------------------------------
     Minority interests                          116         --        --         --        (2)        --        114
     Equity in net income (loss) of USPEs        (22)        --     7,011         --        --        144      7,133
                                             ------------------------------------------------------------------------
                                             ------------------------------------------------------------------------
     Net income (loss)                       $   823   $    554   $ 6,633   $    802   $   (81)  $ (1,768)  $  6,963
                                             ========================================================================

     Total assets as of September 30, 1999   $15,347   $  8,465   $20,945   $  4,950   $13,088   $  8,337   $ 71,132
                                             ========================================================================


(1) Includes interest income and costs not identifiable to a particular segment, such as, interest expense, certain amortization, general and administrative, and operations support expenses. Also includes expenses from an investment in an entity that owned a mobile offshore drilling unit.

(2) Includes interest income and costs not identifiable to a particular segment, such as interest expense, certain amortization, general and administrative, and operations support expenses. Also includes lease revenues and expenses from modular buildings, portable heaters, and aggregate net income from an investment in an entity that owned a mobile offshore drilling unit.


                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

9.   DEBT

The Partnership's warehouse facility, which was shared with PLM Equipment Growth Fund VI, Professional Lease Management Income Fund I, LLC, and TEC Acquisub, Inc., an indirect wholly-owned subsidiary of the General Partner, expired on September 30, 2000. The General Partner is currently negotiating with a new lender for a $15.0 million warehouse credit facility with similar terms as the facility that expired. The General Partner believes the facility will be completed during the fourth quarter of 2000.

10.  NET INCOME (LOSS) PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

Net income (loss) per weighted-average Partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and nine months ended September 30, 2000 was 5,323,569 and 5,323,624, respectively. The weighted-average number of Partnership units deemed outstanding during the three and nine months ended September 30, 1999 was 5,324,262 and 5,326,951, respectively.

11.  CONTINGENCIES

PLM International (the Company) and various of its wholly owned subsidiaries are defendants in a class action lawsuit filed in January 1997 and which is pending in the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) (the court). The named plaintiffs are six individuals who invested in PLM Equipment Growth Fund IV
(Fund IV), PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI (Fund VI), and PLM Equipment Growth & Income Fund VII (Fund VII) (the Funds), each a California limited partnership for which the Company's wholly-owned subsidiary, FSI, acts as the General Partner. The complaint asserts causes of action against all defendants for fraud and deceit, suppression, negligent misrepresentation, negligent and intentional breaches of fiduciary duty, unjust enrichment, conversion, and conspiracy. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Funds, and concealing such mismanagement from investors in the Funds. Plaintiffs seek unspecified compensatory damages, as well as punitive damages.

In June 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No.987062 (the Romei action). The plaintiff is an investor in Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in the Funds. The complaint alleges the same facts and the same causes of action as in the Koch action, plus additional causes of action against all of the defendants, including alleged unfair and deceptive practices and violations of state securities law. In July 1997, defendants filed a petition (the petition) in federal district court under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims. In October 1997, the district court denied the Company's petition, but in November 1997, agreed to hear the Company's motion for reconsideration. Prior to reconsidering its order, the district court dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution.

In February 1999 the parties to the Koch and Romei actions agreed to settle the lawsuits, with no admission of liability by any defendant, and filed a Stipulation of Settlement with the court. The settlement is divided into two parts, a monetary settlement and an equitable settlement. The monetary settlement provides for a settlement and release of all claims against defendants in exchange for payment for the benefit of the class of up to $6.6 million. The final settlement amount will depend on the number of claims filed by class members, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the court to plaintiffs' attorneys. The

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

11.  CONTINGENCIES (CONTINUED)

Company will pay up to $0.3 million of the monetary settlement, with the remainder being funded by an insurance policy. For settlement purposes, the monetary settlement class consists of all investors, limited partners, assignees, or unit holders who purchased or received by way of transfer or assignment any units in the Funds between May 23, 1989 and August 30, 2000. The monetary settlement, if approved, will go forward regardless of whether the equitable settlement is approved or not.

The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Funds' equipment, (b) the extension (until December 31, 2004) of the period during which FSI can reinvest the Funds' funds in additional equipment, (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease negotiation fees) that FSI is entitled to earn in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; (d) a one-time repurchase by each of Funds V, VI and VII of up to 10% of that fund's outstanding units for 80% of net asset value per unit; and (e) the deferral of a portion of the management fees paid to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Funds. Subject to final court approval, these proposed changes would be made as amendments to each Fund's limited partnership agreement if less than 50% of the limited partners of each Fund vote against such amendments. The equitable settlement also provides for payment of additional attorneys' fees to the plaintiffs' attorneys from the Funds funds in the event, if ever, that certain performance thresholds have been met by the Funds. The equitable settlement class consists of all investors, limited partners, assignees or unit holders who on August 30, 2000 held any units in Funds V, VI, and VII, and their assigns and successors in interest.

The court preliminarily approved the monetary and equitable settlements in August 2000, and information regarding each of the settlements was sent to class members in September 2000. The monetary settlement remains subject to certain conditions, including final approval by the court following a final fairness hearing. The equitable settlement remains subject to certain conditions, including disapproval of the proposed amendments to the fund partnership agreements by less than 50% of the limited partners in one or more of Funds V, VI, and VII, judicial approval of the proposed amendments and final approval of the equitable settlement by the court following a final fairness hearing. A final fairness hearing has been scheduled for November 29, 2000. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

The Company is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.






                      (This space intentionally left blank)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

In September 1999, PLM Financial Services, Inc. (FSI or the General Partner), amended the corporate-by-laws of certain unconsolidated special-purpose entities (USPEs) in which PLM Equipment Growth & Income Fund VII (the Partnership), or any affiliated program, owns an interest greater than 50%. The amendment to the corporate-by-laws provided that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment (the Amendment). As such, although the Partnership may own a majority interest in a USPE, the Partnership does not control its management and thus the equity method of accounting will be used after adoption of the Amendment. As a result of the Amendment, as of September 30, 1999, all jointly owned equipment in which the Partnership owned a majority interest, which had been consolidated, were reclassified to investments in USPEs. Lease revenues and direct expenses for jointly owned equipment in which the Partnership held a majority interest were reported under the consolidation method of accounting during the three and nine months ended September 30, 1999 and were included with the owned equipment operations. For the three and nine and months ended September 30, 2000, lease revenues and direct expenses for these entities are reported under the equity method of accounting and are included with the operations of the USPEs.

COMPARISON OF THE PARTNERSHIP'S OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the three months ended September 30, 2000, when compared to the same period of 1999. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                       For the Three Months
                                                        Ended September 30,
                                                       2000             1999
                                                    ----------------------------

  Marine containers                                 $    973          $   845
  Marine vessels                                         665            1,163
  Trailers                                               575              818
  Railcars                                               505              528
  Aircraft                                               269             (215)
  Portable heaters                                        --              122
  Modular buildings                                       --               (7)

Marine containers: Lease revenues and direct expenses for marine containers were $1.0 million and $2,000 respectively, for the three months ended September 30, 2000, compared to $0.8 million and $0, respectively, during the same period of 1999.

The September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting impacted the reporting of lease revenues for marine containers. As a result of the Amendment, during the three months ended September 30, 2000, lease revenues decreased $0.5 million when compared to the same period of 1999. The decrease in lease revenues caused by the Amendment was offset by an increase in marine containers lease revenues of $0.4 million caused by the purchase of additional equipment during 1999 and 2000. In addition, lease revenues also increased $0.2 million during the third quarter 2000 due to the transfer of the Partnership's investment in an entity that owned marine containers from a USPE to owned equipment.

Marine vessels: Marine vessel lease revenues and direct expenses were $1.5 million and $0.8 million, respectively, for the three months ended September 30, 2000, compared to $2.1 million and $0.9 million, respectively, during the same period of 1999.

The September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting impacted the reporting of lease revenues and direct expenses of one marine vessel. As a result of the Amendment, during the three months ended September 30, 2000, lease revenues decreased $0.6 million and direct expenses decreased $0.4 million when compared to the same period of 1999.

Marine vessel direct expenses increased $0.3 million during the three months ended September 30, 2000 due to increases in repairs and maintenance of $0.1 million, equipment operating expenses of $0.1 million, and insurance expense of $0.1 million when compared to the same period of 1999.

Trailers: Trailer lease revenues and direct expenses were $0.9 million and $0.3 million, respectively, for the three months ended September 30, 2000, compared to $1.1 million and $0.2 million, respectively, during the same period of 1999. A decrease in trailer lease revenues of $0.2 million was due to lower utilization.

Railcars: Railcar lease revenues and direct expenses were $0.6 million and $0.1 million, respectively, for the three months ended September 30, 2000, compared to $0.7 million and $0.1 million, respectively, during the same period of 1999. A decrease in railcar lease revenues of $27,000 was due to an increase in the number of off-lease railcars during the three months ended September 30, 2000 when compared to the same period of 1999 and a decrease of $21,000 was due to lower re-lease rates earned on existing railcars whose leases expired during 2000.

Aircraft: Aircraft lease revenues and direct expenses were $0.3 million and $2,000, respectively, for the three months ended September 30, 2000, compared to $0.3 million and $0.5 million, respectively, during the same period of 1999. During the three months ended September 30, 1999, an off-lease commuter aircraft required repairs of $0.5 million which were not required during the same period of 2000.

Portable heaters: The Partnership sold all the portable heaters during September 1999.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.0 million for the three months ended September 30, 2000 decreased from $3.6 million for the same period in 1999. Significant variances are explained as follows:

     (i) A $0.6 million decrease in depreciation and amortization expenses from 1999 levels reflects the decrease of $0.4 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned, a decrease of $0.1 million due to the sale of equipment during 2000 and 1999, and a decrease of $0.7 million as a result of the Amendment which changed the accounting method used for majority held equipment from the consolidation method of accounting to the equity method of accounting. These decreases were offset, in part, by an increase of $0.4 million in depreciation and amortization expenses resulting from the purchase of additional equipment during 2000 and 1999 and an increase of $0.2 million resulting from the transfer of the Partnership's interest in an entity that owned marine containers from a USPE to owned equipment during 2000.

     (ii) A $0.1 million decrease in the provision for bad debts based on the General Partner's evaluation of the collectability of receivables when compared to the same period of 1999. During 1999, the General Partner increased the provision for bad debt based on the collectability of receivables due from the lessee of the portable heaters. A similar provision did not have to be made during 2000.

     (iii) A $0.1 million decrease in interest expense was due to a lower average outstanding debt balance in the third quarter of 2000 when compared to the same period of 1999.

     (iv) A $0.2 million increase in general and administrative expenses was due to $0.1 million increase in costs associated with the transition of trailers into and the operations of three new PLM short-term trailer rental facilities and an increase of $49,000 in the costs associated with professional services during the three months ended September 30, 2000 when compared to the same period of 1999.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the third quarter of 2000 totaled $2.5 million, and resulted from the sale of trailers, railcars, and marine containers with an aggregate net book value of $5.5 million for proceeds of $8.0 million. The net gain on disposition of equipment for the third quarter of 1999 totaled $0.2 million, and resulted from the sale of trailers, railcars, and all of the portable heaters with an aggregate net book value of $3.4 million for proceeds of $3.6 million.

(D)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                       For the Three Months
                                                        Ended September 30,
                                                      2000              1999
                                                    ----------------------------

  Marine vessels                                    $    897         $     (1)
  Marine containers                                       20               --
  Mobile offshore drilling unit                           --               47
  Aircraft                                              (141)            (813)
                                                    ----------       -----------
    Equity in net income (loss) of USPEs            $    776         $   (767)
                                                    ==========       ===========

Marine vessels: During the three months ended September 30, 2000, lease revenues of $0.6 million and the gain from the sale of the Partnership's interest in an entity that owned a marine vessel of $0.9 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.6 million. During the same period of 1999, lease revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.3 million.

An increase in marine vessel lease revenues of $0.5 million and depreciation expense, direct expenses, and administrative expenses of $0.5 million during the three months ended September 30, 2000, was caused by the September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting for one marine vessel. The lease revenues and depreciation expense, direct expenses, and administrative expenses for the majority owned marine vessel were reported under the consolidation method of accounting under Owned Equipment Operations during the three months ended September 30, 1999.

The increase in marine vessel lease revenues and depreciation expense, direct expenses, and administrative expenses caused by the Amendment, were off set in part by lower lease revenues of $0.2 million and lower depreciation expense, direct expenses, and administrative expenses of $0.1 million due to the sale of a marine vessel during the third quarter of 2000.

Marine containers: The September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting, affected the lease revenues and direct expenses of marine containers for the three months ended September 30, 2000 when compared to the same period of 1999. During the three months ended September 30, 2000, lease revenues of $0.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.1 million. Marine container lease revenues and depreciation expense, direct expenses, and administrative expenses for the same period of 1999 were reported under the consolidation method of accounting under Owned Equipment Operations.

Mobile offshore drilling unit: The Partnership's interest in an entity owning a mobile offshore drilling unit was sold during the fourth quarter of 1999. During the three months ended September 30, 1999, lease revenues of $0.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.1 million.

Aircraft: During the three months ended September 30, 2000, lease revenues of $0.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.9 million. During the same period of 1999, lease revenues of $0.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.3 million. Lease revenues increased $0.3 million due to a Boeing 737-300 being on-lease in the third quarter of 2000 that was off-lease during the same period of 1999. The decrease in expenses of $0.4 million was primarily due to lower depreciation expense as the result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(E)  Net Income (Loss)

As a result of the foregoing, the Partnership had a net income of $3.3 million for the three months ended September 30, 2000, compared to a net loss of $0.9 million during the same period of 1999. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the third quarter of 2000 is not necessarily indicative of future periods. In the third quarter of 2000, the Partnership distributed $2.4 million to the limited partners, or $0.45 per weighted-average limited partnership unit.

COMPARISON OF THE PARTNERSHIP'S OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the nine months ended September 30, 2000, when compared to the same period of 1999. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                        For the Nine Months
                                                        Ended September 30,
                                                       2000             1999
                                                    ----------------------------

  Marine containers                                 $  2,401          $ 2,111
  Marine vessels                                       1,972            3,187
  Trailers                                             1,881            2,398
  Railcars                                             1,475            1,575
  Aircraft                                               786              750
  Portable heaters                                        --              736
  Modular buildings                                       --                3

Marine containers: Lease revenues and direct expenses for marine containers were $2.4 million and $6,000, respectively, for the nine months ended September 30, 2000, compared to $2.1 million and $0, respectively, during the same period of 1999.

The September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting impacted the reporting of lease revenues for marine containers. As a result of the Amendment, during the nine months ended September 30, 2000, lease revenues decreased $1.3 million when compared to the same period of 1999. The decrease in lease revenues caused by the Amendment was offset by an increase in marine containers lease revenues of $1.4 million caused by the purchase of additional equipment during 1999 and 2000 and an increase of $0.2 million caused by the transfer of the Partnership's interest in an entity that owned marine containers from a USPE to owned equipment during 2000.

Marine vessels: Marine vessel lease revenues and direct expenses were $4.2 million and $2.2 million, respectively, for the nine months ended September 30, 2000, compared to $6.3 million and $3.1 million, respectively, during the same period of 1999.

The September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting impacted the reporting of lease revenues and direct expenses of one marine vessel. As a result of the Amendment, during the nine months ended September 30, 2000, lease revenues decreased $1.8 million and direct expenses decreased $1.4 million when compared to the same period of 1999.

In addition, a decline in lease revenues of $0.4 million was caused by the required dry-docking of one of the Partnership's two wholly-owned marine vessels. During the dry-docking period, this marine vessel did not earn any lease revenues. Marine vessel direct expenses also increased $0.4 million during the nine months ended September 30, 2000 due to increases in repairs and maintenance of $0.2 million, equipment operating expenses of $0.1 million, and insurance expense of $0.1 million.

Trailers: Trailer lease revenues and direct expenses were $2.7 million and $0.8 million, respectively, for the nine months ended September 30, 2000, compared to $3.1 million and $0.7 million, respectively, during the same period of 1999. The decrease in trailer lease revenues was due to lower utilization. The increase in direct expenses was due to higher repair costs during the nine months ended September 30, 2000, when compared to the same period of 1999.

Railcars: Railcar lease revenues and direct expenses were $1.9 million and $0.4 million, respectively, for the nine months ended September 30, 2000, compared to $2.0 million and $0.4 million, respectively, during the same period of 1999. The decrease in railcar lease revenues of $0.1 million was primarily due to lower re-lease rates earned on existing railcars whose leases expired during 2000.

Aircraft: Aircraft lease revenues and direct expenses were $0.8 million and $28,000, respectively, for the nine months ended September 30, 2000, compared to $1.2 million and $0.5 million, respectively, during the same period of 1999. The decrease of $0.4 million in aircraft lease revenues was due to the sale of three commercial aircraft during 1999 and a commuter aircraft during 2000. During the nine months ended September 30, 1999, an off-lease commuter aircraft required repairs of $0.5 million which were not required during the same period of 2000.

Portable heaters: The Partnership sold all the portable heaters during September 1999.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses were $8.0 million for the nine months ended September 30, 2000 decreased from $11.3 million for the same period in 1999. Significant variances are explained as follows:

     (i) A $2.5 million decrease in depreciation and amortization expenses from 1999 levels reflects the decrease of $0.7 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned, a decrease of $0.8 million due to the sale of equipment during 2000 and 1999, and a decrease of $2.1 million as a result of the Amendment which changed the accounting method used for majority held equipment from the consolidation method of accounting to the equity method of accounting. These decreases were offset, in part, by an increase of $0.8 million in depreciation and amortization expenses resulting from the purchase of additional equipment during 2000 and 1999 and an increase of $0.2 million resulting from the transfer of the Partnerships interest in an entity that owned marine containers from a USPE to owned equipment during 2000.

     (ii) A $0.8 million decrease in the provision for bad debts based on the General Partner's evaluation of the collectability of receivables. During 1999, the General Partner increased the provision for bad debt based on the collectability of receivables due from the lessee of the portable heaters. A similar provision did not have to be made during 2000.

     (iii)A $0.2 million decrease in interest expense was due to a lower average outstanding debt balance in the third quarter of 2000 when compared to the same period of 1999.

     (iv) A $0.1 million decrease in management fees was due to lower lease revenues earned by the Partnership during the quarter ended September 30, 2000 when compared to the same period of 1999.

     (v) A $0.3 million increase in administrative expenses was due to higher costs associated with the transition of Partnership trailers and operations of three new PLM short-term trailer rental facilities.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the nine months ended September 30, 2000 totaled $3.6 million, and resulted from the sale of a commuter aircraft, railcars, marine containers, and trailers with an aggregate net book value of $6.9 million for proceeds of $10.5 million. The net gain on disposition of equipment for the nine months ended September 30, 1999 totaled $0.2 million, and resulted from the sale of commercial aircraft, portable heaters, trailers, modular buildings, and railcars with an aggregate net book value of $5.1 million for proceeds of $5.2 million.

(D)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                       For the Nine Months
                                                       Ended September 30,
                                                     2000              1999
                                                   ----------------------------

  Marine vessels                                   $    756         $    (22 )
  Marine containers                                     129               --
  Mobile offshore drilling unit                          (1 )            144
  Aircraft                                             (953 )          7,011
                                                   ----------       -----------
    Equity in net income (loss) of USPEs           $    (69 )       $  7,133
                                                   ==========       ===========

Marine vessels: During the nine months ended September 30, 2000, lease revenues of $2.2 million and the gain from the sale of the Partnership's interest in an entity that owned a marine vessel of $0.9 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.4 million. During the same period of 1999, lease revenues of $0.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.7 million.

The increase in marine vessel lease revenues of $1.7 million and depreciation expense, direct expenses, and administrative expenses of $1.7 million during the nine months ended September 30, 2000, was caused by the September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting for one marine vessel. The lease revenues and depreciation expense, direct expenses, and administrative expenses for the majority owned marine vessel were reported under the consolidation method of accounting under Owned Equipment Operations during the nine months ended September 30, 1999.

The increase in marine vessel lease revenues and depreciation expense, direct expenses, and administrative expenses caused by the Amendment, were off set in part by lower lease revenues of $0.2 million and lower depreciation expense, direct expenses, and administrative expenses of $27,000 due to the sale of a marine vessel during the third quarter of 2000.

Marine containers: The September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting, affected the lease revenues and direct expenses of marine containers for the nine months ended September 30, 2000 when compared to the same period of 1999. During the nine months ended September 30, 2000, lease revenues of $0.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.7 million. Marine container lease revenues and depreciation expense, direct expenses, and administrative expenses for the same period of 1999 were reported under the consolidation method of accounting under Owned Equipment Operations.

Mobile offshore drilling unit: The Partnership's interest in an entity owning a mobile offshore drilling unit was sold during the fourth quarter of 1999. During the nine months ended September 30, 1999, lease revenues of $0.4 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million.

Aircraft: During the nine months ended September 30, 2000, lease revenues of $2.0 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.9 million. During the same period of 1999, lease revenues of $2.0 million and the gain from the sale of the Partnership's interest in three trusts of $8.9 million were offset by depreciation expense, direct expenses, and administrative expenses of $3.9 million.

Lease revenues decreased $0.4 million due to the sale of the Partnership's investment in a trust that owned a Boeing 767-200ER commercial aircraft during the second quarter 1999. This decrease in lease revenues was partially off set by an increase of $0.4 million in lease revenues due to a Boeing 737-300 being on-lease in 2000 that was off-lease during the same period of 1999.

The decrease in expenses of $1.0 million was primarily due to lower depreciation expense. The sale of the Partnership's interest in three trusts during 1999 caused depreciation expense to decrease $0.4 million. Depreciation expense decreased an additional $1.1 million as the result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned. The decreases were offset, in part, by the Partnership's investment in an additional trust during the second quarter of 1999 which increased depreciation expense $0.5 million.

(E)  Net Income

As a result of the foregoing, the Partnership had a net income of $4.2 million for the nine months ended September 30, 2000, compared to a net income of $7.0 million during the same period of 1999. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the nine months ended September 30, 2000 is not necessarily indicative of future periods. In the nine months ended September 30, 2000, the Partnership distributed $7.2 million to the limited partners, or $1.35 per weighted-average limited partnership unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the nine months ended September 30, 2000, the Partnership generated operating cash of $9.7 million (net cash provided by operating activities, plus non-liquidating distributions from USPEs) to meet its operating obligations and maintain the current level of distributions (total for nine months ended September 30, 2000 of approximately $7.6 million) to the partners.

During the nine months ended September 30, 2000, the Partnership sold or disposed of wholly-owned equipment and received aggregate proceeds of $10.5 million.

The  Partnership   purchased  marine  containers  for  $10.2  million  including acquisition fees of $0.4 million to the General Partner for this equipment.

During the nine months ended September 30, 2000, the General Partner transferred the Partnership's investment in an entity that owned marine containers to the Partnership's owned equipment. The original equipment cost of the marine containers transferred to owned equipment was $7.9 million.

Accounts receivable increased $0.2 million during the nine months ended September 30, 2000 due to the timing of cash receipts.

Investments in USPEs decreased $12.0 million due to sale of the Partnership's interest in an entity that owned a marine vessel with an investment book value of $1.7 million for proceeds of $2.4 million, the transfer of the Partnership's interest in an entity that owned marine containers with a net book value of $5.7 million to owned equipment, cash distributions of $3.6 million to the Partnership from the USPEs, and a $0.1 million loss that was recorded from operations from its equity interests in USPEs for the nine months ended September 30, 2000.

Accounts payable decreased $0.7 million during the nine months ended September 30, 2000 due to the payment of $0.9 million for marine containers that were purchased in 1999 and included as a payable at December 31, 1999 and $0.3 million increase of trade payables.

During the nine months ended September 30, 2000, due to affiliates increased $0.6 million resulting from the receipt an additional deposit of $0.2 million that is due to an affiliated USPE for engine reserves, an increase of $0.4 million due to FSI for acquisition and lease negotiation fees, and an increase of $50,000 due to PLM Investment Management Inc., an affiliate of the General Partner, for management fees.

During the nine months ended September 30, 2000, lessee deposits and reserve for deposits decreased $0.2 million. Marine vessel dry docking reserves decreased $0.2 million due to the payment of dry docking expenses of $0.5 million offset in part, by an increase in the reserve for a marine vessel dry docking of $0.3 million.

The Partnership is scheduled to make an annual debt payment of $3.0 million to the lenders of the notes payable on December 29, 2000.

The Partnership's warehouse facility, which was shared with PLM Equipment Growth Fund VI, Professional Lease Management Income Fund I, LLC, and TEC Acquisub, Inc., an indirect wholly-owned subsidiary of the General Partner, expired on September 30, 2000. Borrowings under this facility by the other eligible borrowers reduced the amount available to be borrowed by the Partnership. All borrowings under this facility were guaranteed by the General Partner. The General Partner is currently negotiating with a new lender for a $15.0 million warehouse credit facility with similar terms as the facility that expired. The General Partner believes the facility will be completed during the fourth quarter of 2000.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the nine months ended September 30, 2000, 74% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessee's. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.






                      (This page intentionally left blank)








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



                                        PLM EQUIPMENT GROWTH & INCOME FUND VII

                                        By:      PLM Financial Services, Inc.
                                                 General Partner



Date:  November 10, 2000                By:      /s/ Richard K Brock
                                                 Richard K Brock
                                                 Vice President and
                                                 Chief Financial Officer