Form 10-K
period 2000-12-31
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 2001-03-16
CIK 895234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000.

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

Aggregate market value of voting stock:  N/A
                                         ---

An index of exhibits filed with this Form 10-K is located on pages 27 and 28.

Total number of pages in this report:  112.





                                     PART I
ITEM 1.    BUSINESS

(A)  Background

In December 1992, PLM Financial Services, Inc. (FSI or the General Partner), a wholly owned subsidiary of PLM International, Inc. (PLM International or PLMI), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 7,500,000 limited partnership units (the units) in PLM Equipment Growth & Income Fund VII, a California
limited partnership (the Partnership, the Registrant, or EGF VII). The Partnership's offering became effective on May 25, 1993. FSI, as General Partner, owns a 5% interest in the Partnership. The Partnership engages in the business of investing in a diversified equipment portfolio consisting primarily of used, long-lived, low-obsolescence capital equipment that is easily transportable by and among prospective users.

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

The offering of units of the Partnership closed on April 25, 1995. As of December 31, 2000, there were 5,323,569 limited partnership units outstanding. The General Partner contributed $100 for its 5% general partner interest in the Partnership.

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





Table  1,  below,  lists  the  equipment  and  the  cost  of  equipment  in  the
Partnership's   portfolio,   and  the  cost  of  investments  in  unconsolidated
special-purpose entities as of December 31, 2000 (in thousands of dollars):

                                     TABLE 1

Units                Type                                             Manufacturer                      Cost
-------------------------------------------------------------------------------------------------------------------

Owned equipment held for operating leases:

   12,849   Marine containers                              Various                                    $    23,359
      433   Refrigerated marine containers                 Various                                          7,240
        2   Bulk carrier marine vessels                    Ishikawa Jima                                   22,212
      323   Pressurized tank railcars                      Various                                          8,552
       67   Woodchip gondola railcars                      National Steel                                   1,028
        1   737-200 Stage II commercial aircraft           Boeing                                           5,483
      245   Dry piggyback trailers                         Various                                          3,758
                                                                                                      ------------
            Total owned equipment held for operating leases                                           $    71,632(1)
                                                                                                      ============

Investments in unconsolidated special-purpose entities:

  0.38      737-300 Stage III commercial aircraft          Boeing                                     $     9,072(2)
  0.50      MD-82 Stage III commercial aircraft            McDonnell Douglas                                8,125(2)
  0.50      MD-82 Stage III commercial aircraft            McDonnell Douglas                                7,132(2)
  0.80      Bulk-carrier marine vessel                     Tsuneishi Zosen                                 14,212(2)
                                                                                                      ------------
            Total investments in unconsolidated special-purpose entities                              $    38,541(1)
                                                                                                      ============
----------

(1) Includes equipment and investments purchased with the proceeds from capital contributions, undistributed cash flow from operations, and Partnership borrowings. Includes costs capitalized, and equipment acquisition fees paid to PLM Transportation Equipment Corporation (TEC), or PLM Worldwide Management Services (WMS).
(2)  Jointly  owned:  EGF VII and an  affiliated program.


Equipment is generally leased under operating leases for a term of one to six years except for marine vessels operating on voyage charter or time charter which are usually leased for less than one year. Some of the Partnership's marine containers are leased to operators of utilization-type leasing pools, which include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. The remaining Partnership marine containers are based of a fixed rate. Lease revenues for intermodal trailers are based on a per-diem lease in the free running interchange with the railroads. Lease revenues for trailers that operated in rental yards owned by PLM Rental, Inc., were based on a fixed rate for a specific period of time, usually short in duration. Rents for all other equipment are based on fixed rates.

The lessees of the equipment include but are not limited to: Alcoa Inc., Aero California, Amoco Canada Petroleum, Cronos Capital Corporation, Islandsflug HF, Skeena Cellulose Inc., Trans World Airlines, and Varig South America.

(B)  Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly owned subsidiary of FSI, for the management of the Partnership's equipment. The Partnership's management agreement with IMI is to co-terminate with the dissolution of the Partnership, unless the limited partners vote to terminate the agreement prior to that date or at the discretion of the General Partner. IMI has agreed to perform all services necessary to manage the equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessor under the Partnership's leases. In consideration for its services and pursuant to the partnership agreement, IMI is entitled to a monthly management fee (see Notes 1 and 2 to the audited financial statements).

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

The Partnership also competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), GATX Corp., General Electric Railcar Services Corporation, General Electric Aviation Services Corporation, and other investment programs that may lease the same types of equipment.

(D)  Demand

The Partnership currently operates in the following operating segments: marine container, marine vessel leasing, railcar leasing, aircraft leasing, and intermodal trailer leasing. Each equipment-leasing segment engages in short-term to mid-term operating leases to a variety of customers. Except for those aircraft leased to passenger air carriers, the Partnership's transportation equipment is used to transport materials and commodities, rather than people.

The following section describes the international and national markets in which the Partnership's capital equipment operates:

(1)      Marine Containers

In 2000, the Partnership continued to take advantage of competitively priced new marine containers by adding to its fleet. The Partnership has been able to acquire standard dry 20-foot containers in the $1,500 to $1,600 range per marine container; several years ago, similar equipment was being sold in the $2,000+ range. The primary reason for this reduction in price relates to excess capacity with Chinese manufacturers, whose factories represent, in the aggregate, in excess of 90% of the worldwide container building capacity, and competitive pricing decisions being made on their part, with the apparent support of the Chinese government, in a desire to keep their factories operating. Such newly purchased equipment was either leased on mid-term leases or directly into revenue-sharing agreements



(2)  Marine Vessels

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

During 2000, the market for bulk carriers exhibited, as expected, seasonal strengthening in the late winter that continued strong through the summer, with some weakness throughout the fall. The partnerships marine vessels were sheltered, in part, from seasonal changes due to their long-term contractual agreements.

(3)  Railcars

(a)  Pressurized Tank Railcars

Pressurized tank cars are used to transport liquefied petroleum gas (natural gas) and anhydrous ammonia (fertilizer). The United States (U.S.) markets for natural gas are industrial applications (46% of estimated demand in 2000), residential use (21%), electrical generation (15%), commercial applications (15%), and transportation (3%). Natural gas consumption is expected to grow over the next few years as most new electrical generation capacity planned for is expected to be natural gas-fired. Within the fertilizer industry, demand is a function of several factors, including the level of grain prices, the status of government farm subsidy programs, amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the U.S. dollar. Population growth and dietary trends also play an indirect role.

On an industry-wide basis, North American carloadings of petroleum products increased 3% and chemicals increased 1% in 2000, compared to 1999. Consequently, demand for pressurized tank cars remained relatively constant during 2000, with utilization of this type of railcar within the Partnership remaining above 98%. While renewals of existing leases continue at similar rates, some cars continue to be renewed for "winter only" terms of approximately six months. As a result, there are many pressurized tank cars up for renewal in the spring of 2001.

(b)  Woodchip Gondola Railcars

These railcars are used to transport woodchips from sawmills to pulp mills, where the woodchips are converted into pulp. Thus, demand for woodchip cars is directly related to demand for paper, paper products, particleboard, and plywood. In Canada, where the Partnership's woodchip railcars operate, in 2000, carloadings of forest products increased 3% over 1999 levels.

Over the 2001-04 forecast period, U.S. market pulp suppliers should experience increased global demand and a corresponding increase in domestic sales as product shipments increase about 1.7% annually over these years.

(4)  Commercial Aircraft

Both Boeing and Airbus Industries have predicted that the rate of growth in the demand for air transportation services will be relatively robust for the next 20 years. Boeing has predicted that the demand for passenger services will grow at an average rate of about 5% per year and the demand for cargo traffic will grow at about 6% per year during that period. Such growth will require a substantial increase in the numbers of commercial aircraft. According to Boeing, as of the end of 1999, the world fleet of jet-powered commercial aircraft included a total of approximately 13,670 airplanes. That total included 11,994 passenger aircraft with 50 seats or more and 1,676 freighter aircraft. Boeing predicts that by the end of 2019 that fleet will grow to approximately 31,755 aircraft including 28,558 passenger aircraft with 50 seats or more and 3,197 freighter aircraft. To support this growth, Boeing received 502 new aircraft orders in the first ten months of 2000 and Airbus received 427.

Airline economics will also require aircraft to be retained in active commercial service for longer periods than previously expected. Consequently, the market for environmentally acceptable and economically viable aircraft will continue to be robust and such aircraft will command relatively high residual values. In general, aircraft values have tended to grow at about 3% per year. Lease rates should also grow at similar rates. However, such rates are subject to variation depending on the state of the world economy and the resultant demand for air transportation services.

The Partnership owns one B737-200 and 50% of two MD-82s all of which were on lease throughout 2000 earning above market lease rates. The 38% owned B737-300 was placed on lease in 2000 at market rate.

(5)  Intermodal (Piggyback) Trailers

Intermodal trailers are used to transport a variety of dry goods by rail on flatcars, usually for distances of over 400 miles. Over the past decade, intermodal trailers have continued to be gradually displaced by domestic containers as the preferred method of transport for such goods. This is caused by railroads offering approximately 15% lower freight rates on containers compared to trailers. During 2000, demand for intermodal trailers was more volatile than historic norms. Slow demand occurred over the second half of the year due to a slowing economy and continued customer concerns over rail service problems associated with mergers in the rail industry. Due to the decline in demand, which occurred over the latter half of 2000, overall, shipments within the intermodal trailer market declined more than expected for the year, or approximately 10% compared to the prior year. Average utilization of the entire U.S. intermodal fleet rose from 73% in 1998 to 77% in 1999 and then declined to 75% in 2000.

The General Partner further expanded its marketing program to attract new customers for the Partnership's intermodal trailers during 2000. Even with these efforts, average utilization for the Partnership's intermodal trailers for the year 2000 dropped 1% to approximately 80%, still above the national average.

The trend towards using domestic containers instead of intermodal trailers is expected to continue in the future. Overall, intermodal trailer shipments are forecast to decline by 6% -10% in 2001, compared to the prior year, due to the anticipated continued weakness of the overall economy. As such, the nationwide supply of intermodal trailers is expected to have approximately 10,000 units in surplus compared with demand for 2001. Maintenance costs have increased approximately 20% due to improper repair methods performed by the railroads and billed to owners. For the Partnership's intermodal fleet, the General Partner will continue to seek to expand its customer base while minimizing trailer downtime at repair shops and terminals. Significant efforts will also be undertaken to reduce maintenance costs and cartage costs.

(E)  Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in governmental regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification of such equipment to meet these regulations, at considerable cost to the Partnership. Such regulations include:

     (1) the U.S. Oil Pollution Act of 1990, which established liability for operators and owners of marine vessels that create environmental pollution. This regulation has resulted in higher oil pollution liability insurance. The lessee of the equipment typically reimburses the Partnership for these additional costs;

     (2) the U.S. Department of Transportation's Aircraft Capacity Act of 1990, which limits or eliminates the operation of commercial aircraft in the United States that does not meet certain noise, aging, and corrosion criteria. In addition, under U.S. Federal Aviation Regulations, after December 31, 1999, no person shall operate an aircraft to or from any airport in the contiguous United States unless that airplane has been shown to comply with Stage III noise levels. The Partnership has one Stage II aircraft that does not meet Stage III requirements. The cost to install a hushkit to meet quieter Stage III requirements is approximately $2.0 million, depending on the type of aircraft. Currently, the Partnership's Stage II aircraft is operating in countries that do not require this regulation;

     (3) the Montreal Protocol on Substances that Deplete the Ozone Layer and the U.S. Clean Air Act Amendments of 1990, which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects to the stratospheric ozone layer and that are used extensively as refrigerants in refrigerated marine cargo containers;

     (4) the U.S. Department of Transportation's Hazardous Materials Regulations regulates the classification and packaging requirements of hazardous materials which apply particularly to the Partnership's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000, all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify a tank railcar for service. The average cost of this inspection is $1,800 for non-jacketed tank railcars and $3,600 for jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Partnership currently owns 183 non-jacketed tank railcars and 143 jacketed tank railcars of which a total of 2 tank railcars have been inspected to date and no defects have been discovered.

As of December 31, 2000, the Partnership was in compliance with the above governmental regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2.    PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased and its interest in entities that own equipment for leasing purposes. As of December 31, 2000, the Partnership owned a portfolio of transportation and related equipment and investments in equipment owned by unconsolidated special-purpose entities (USPEs), as described in Item 1, Table
1. The Partnership acquired equipment with the proceeds of the Partnership offering of $107.4 million through the third quarter of 1995, proceeds from the debt financing of $23.0 million, and by reinvesting a portion of its operating cash flow in additional equipment.

The Partnership maintains its principal office at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnership.

ITEM 3.    LEGAL PROCEEDINGS

PLM International, (the Company) and various of its wholly owned subsidiaries are defendants in a class action lawsuit filed in January 1997 and which is pending in the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) (the court). The named plaintiffs are six individuals who invested in PLM Equipment Growth Fund IV (Fund IV), PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI (Fund VI), and PLM Equipment Growth & Income Fund VII (Fund VII), collectively (the Funds), each a California limited partnership for which the Company's wholly owned subsidiary, PLM Financial Services, Inc. (FSI), acts as the General Partner.

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

In June 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No.987062 (the Romei action). The plaintiff is an investor in Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in the Funds. The complaint alleges the same facts and the same causes of action as in the Koch action, plus additional causes of action against all of the defendants, including alleged unfair and deceptive practices and violations of state securities law. In July 1997, defendants filed a petition (the petition) in federal district court under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims. In October 1997, the district court denied the Company' s petition, but in November 1997, agreed to hear the Company's motion for reconsideration. Prior to reconsidering its order, the district court dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution.

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

The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Funds' equipment, (b) the extension (until December 31, 2004) of the period during which FSI can reinvest the Funds' funds in additional equipment, (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease negotiation fees) that FSI is entitled to earn in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; (d) a one-time repurchase by each of Fund V, Fund VI and Fund VII of up to 10% of that partnership's outstanding units for 80% of net asset value per unit; and (e) the deferral of a portion of the management fees paid to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Funds. Subject to final court approval, these proposed changes would be made as amendments to each Fund's limited partnership agreement if less than 50% of the limited partners of each Fund vote against such amendments. The equitable settlement also provides for payment of additional attorneys' fees to the plaintiffs' attorneys from Fund funds in the event, if ever, that certain performance thresholds have been met by the Funds. The equitable settlement class consists of all investors, limited partners, assignees or unit holders who on August 30, 2000 held any units in Fund V, Fund VI, and Fund VII, and their assigns and successors in interest.

The court preliminarily approved the monetary and equitable settlements in August 2000, and information regarding each of the settlements was sent to class members in September 2000. The monetary settlement remains subject to certain conditions, including final approval by the court following a final fairness hearing. The equitable settlement remains subject to certain conditions, including judicial approval of the proposed amendments and final approval of the equitable settlement by the court following a final fairness hearing.

A final fairness hearing was held on November 29, 2000 and the parties await the court's decision. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

The Company is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition of the Partnership.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 2000.























                      (This space intentionally left blank)





                                     PART II

ITEM 5.    MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant to the terms of the partnership agreement, the General Partner is entitled to 5% of the cash distributions of the Partnership. The General Partner is the sole holder of such interests. Net income is allocated to the General Partner to the extent necessary to cause the General Partner's capital account to equal zero. The remaining interests in the profits, losses, and cash distributions of the Partnership are allocated to the limited partners. As of December 31, 2000, there were 5,721 limited partners holding units in the Partnership.

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

The Partnership may redeem a certain number of units each year under the terms of the Partnership's limited partnership agreement, beginning October 25, 1997. As of December 31, 2000, the Partnership had purchased a cumulative total of 46,728 limited partnership units at a cost of $0.6 million. The General Partner has decided that it will not purchase any limited partnership units under the redemption provision in 2001. The General Partner may purchase additional limited partnership units under the remdemption provision on behalf of the Partnership in the future.












                      (This space intentionally left blank)




ITEM 6.    SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Partnership:

                                     TABLE 2

                         For the Year Ended December 31,
         (In thousands of dollars, except weighted-average unit amounts)

                                                2000         1999         1998         1997         1996
                                             -----------------------------------------------------------------

 Operating results:
   Total revenues                            $  19,801    $  20,849    $  18,200    $  17,885   $   16,316
   Net gain (loss) on disposition of
       equipment                                 3,614        1,140          (31)       1,803           42
   Equity in net income (loss) of uncon-
       solidated special-purpose entities         (621)       6,067        6,493        1,430         (797)
   Net income (loss)                             4,059        6,708        5,824        1,101       (2,976)

 At year-end:
   Total assets                              $  56,208    $  65,966    $  76,537    $  82,623   $   89,852
   Total liabilities                            19,493       23,219       26,505       30,050       27,865
   Notes payable                                17,000       20,000       23,000       23,000       23,000

 Cash distribution                           $  10,088    $  10,083    $  10,127    $  10,176   $   10,178

 Cash distribution representing
     a return of capital to the limited
     partners                                $   6,029    $   3,375    $   4,303    $   9,075   $    9,669

 Per weighted-average limited partnership unit:

  Net income (loss)                           $    0.67(1) $    1.16(1) $    0.99(1)$    0.11(1) $    (0.65)(1)

  Cash distribution                           $    1.80    $    1.80    $    1.80   $     1.80   $     1.80

  Cash distribution representing
      a return of capital                     $    1.13    $    0.64    $    0.81   $     1.69   $     1.80

----------

(1)After reduction of income necessary to cause the General Partner's capital account to equal zero of $0.3 million ($0.06 per weighted-average depositary unit) in 2000, $0.2 million ($0.03 per weighted-average depositary unit) in 1999, $0.2 million ($0.04 per weighted-average depositary unit) in 1998, $0.5 million ($0.08 per weighted-average depositary unit) in 1997, and $0.7 million ($0.12 per weighted-average depositary unit) in 1996.






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

(B)  Results of Operations - Factors Affecting Performance

(1)  Re-leasing Activity and Repricing Exposure to Current Economic Conditions

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for Partnership equipment include supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing or repricing activity in 2000 primarily in its railcar, marine container, trailer, and marine vessel portfolios.

(a) Railcars: This equipment experienced significant re-leasing activity. Lease rates in this market are showning signs of weakness and this has lead to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

(b) Marine containers: Some of the Partnership's marine containers are leased to operators of utilization-type leasing pools and, as such, are highly exposed to repricing activity. The increase in marine container contribution in 2000 compared to 1999 was due to equipment purchases. Market conditions were relatively constant during 2000.

(c) Trailers: The Partnership's trailer portfolio operates or operated with short-line railroad systems and in short-term rental facilities. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing activity. Contributions from the Partnership's trailers were lower in 2000 when compared to 1999 due to the sale of 78% of the Partnership's trailers during 2000.

(d) Marine vessels: Certain of the Partnership's marine vessels operated in the voyage charter market. Voyage charters are usually short in duration and reflect short-term demand and pricing trends in the marine vessel market. The Partnership's other marine vessels have leases that are due to expire during 2001. As a result of this, certain of the Partnership's marine vessels will be remarketed during 2001 exposing them to repricing and releasing risk.

(2)  Equipment Liquidations

Liquidation of Partnership equipment and investments in unconsolidated special-purpose entities (USPEs), unless accompanied by an immediate replacement of additional equipment earning similar rates (see Reinvestment Risk, below), represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. During the year, the Partnership disposed of owned equipment that included an aircraft, trailers, railcars, and marine containers and disposed of an interest in a USPE entity that owned a marine vessel for total proceeds of $13.0 million.

(3)  Nonperforming Lessees

Lessees not performing under the terms of their leases, either by not paying rent, not maintaining or operating the equipment in accordance with the conditions of the leases, or other possible departures from the lease terms, can result not only in reductions in contribution, but also may require the Partnership to assume additional costs to protect its interests under the leases, such as repossession or legal fees. Trans World Airlines (TWA), the current lessee of two partially owned trusts that own an MD-82 Stage III commercial aircraft, filed for bankruptcy protection under Chapter 11 in January 2001. As of December 31, 2000, TWA had unpaid lease payments to the Trusts totalling $0.8 million. American Airlines (AA) has proposed an acquisition of TWA that is being reviewed by the United States Justice Department. The General Partner has accepted an offer from AA to extend the existing leases 84 months at a significantly reduced monthly rate.

(4)  Reinvestment Risk

Reinvestment risk occurs when; the Partnership cannot generate sufficient surplus cash after fulfillment of operating obligations and distributions to reinvest in additional equipment during the reinvestment phase of Partnership, equipment is disposed of for less than threshold amounts, proceeds from the dispositions, or surplus cash available for reinvestment cannot be reinvested at the threshold lease rates, or proceeds from sales or surplus cash available for reinvestment cannot be deployed in a timely manner.

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

During 2000, the Partnership purchased a portfolio of marine containers for $10.2 million, including acquisition fees of $0.4 million. All acquisition fees were paid to PLM Financial Services, Inc. (FSI).

(5)  Equipment Valuation

In accordance with Financial Accounting Standards Board statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the General Partner reviews the carrying value of the Partnership's equipment portfolio at least quarterly and whenever circumstances indicate that the carrying value of an asset may not be recoverable in relation to expected future market conditions, for the purpose of assessing the recoverability of the recorded amounts. If the projected undiscounted cash flows and the fair market value of the equipment are less than the carrying value of the equipment, a loss on revaluation is recorded. No reductions were required to the carrying value of the equipment during 2000, 1999, or 1998.

(C) Financial Condition - Capital Resources, Liquidity, and Unit Redemption Plan

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering of $107.4 million and permanent debt financing of $23.0 million. No further capital contributions from the limited partners are permitted under the terms of the Partnership's limited partnership agreement. The debt agreement with the five institutional investors of the senior notes requires the Partnership to maintain certain financial covenants related to fixed-charge coverage and maximum debt.

The Partnership relies on operating cash flow to meet its operating obligations, make cash distributions, and increase the Partnership's equipment portfolio with any remaining available surplus cash.

For the year ended December 31, 2000, the Partnership generated $11.9 million in operating cash (net cash provided by operating activities less minority interests, plus non-liquidating cash distributions from USPEs) to meet its operating obligations and make distributions of $10.1 million to the partners.

Accounts receivable increased $0.4 million during 2000 due to the timing of cash receipts.

Investments in USPEs decreased $13.2 million due to sale of the Partnership's interest in an entity that owned a marine vessel with an investment book value of $1.7 million for proceeds of $2.4 million, the transfer of the Partnership's interest in an entity that owned marine containers with a net investment value of $5.7 million to owned equipment, cash distributions of $4.4 million to the Partnership from the USPEs, and a $0.6 million loss that was recorded from operations from its equity interests in USPEs for 2000.

Accounts payable decreased $0.9 million during 2000 due to the payment of $0.9 million for marine containers that were purchased in 1999 and included as accounts payable at December 31, 1999.

During 2000, due to affiliates increased $0.6 million resulting from the receipt of additional deposits of $0.6 million that is due to affiliated USPEs for engine reserves and security deposits.

During 2000, lessee deposits and reserve for deposits decreased $0.5 million. Marine vessel dry docking reserves decreased $0.5 million due to the payment of dry docking expenses of $0.9 million offset in part, by an increase in the reserve for a marine vessel dry docking on another marine vessel of $0.4 million.

The Partnership made the annual debt payment of $3.0 million to the lenders of the notes payable during 2000.

Pursuant to the terms of the limited partnership agreement, beginning in 1997, the Partnership is obligated, at the sole discretion of the General Partner, to redeem up to 2% of the outstanding limited partnership units each year. The purchase price to be offered for such outstanding units will be equal to 105% of the unrecovered principal attributed to the units. Unrecovered principal is defined as the excess of the capital contribution attributable to the unit over the distributions from any source paid with respect to that unit. The General Partner will not be purchasing any limited partnership units under the redemption provision in 2001. The General Partner may decide to purchase additional limited partnership units on behalf of the Partnership in the future.

The Partnership's warehouse facility, which was shared with PLM Equipment Growth Fund VI, Professional Lease Management Income Fund I, LLC, and TEC Acquisub, Inc., an indirect wholly owned subsidiary of the General Partner, expired on September 30, 2000. The General Partner is currently negotiating with a new lender for a $15.0 million warehouse credit facility with similar terms as the facility that expired. The General Partner believes the facility will be completed during the first half of 2001.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.














                      (This space intentionally left blank)





(D)  Results of Operations - Year-to-Year Detailed Comparison

In September 1999, PLM Financial Services, Inc. (FSI or the General Partner), amended the corporate-by-laws of certain USPEs in which the Partnership, or any affiliated program, owns an interest greater than 50%. The amendment to the corporate-by-laws provided that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment (the Amendment). As such, although the Partnership may own a majority interest in a USPE, the Partnership does not control its management and thus the equity method of accounting will be used after adoption of the Amendment. As a result of the Amendment, as of September 30, 1999, all jointly owned equipment in which the Partnership owned a majority interest, which had been consolidated, was reclassified to investments in USPEs. Lease revenues and direct expenses for jointly owned equipment in which the Partnership held a majority interest were reported under the consolidation method of accounting during the nine months ended September 30, 1999 and were included with the owned equipment operations. For the three months ended December 31, 1999 and twelve months ended December 31, 2000, lease revenues and direct expenses for these entities are reported under the equity method of accounting and are included with the operations of the USPEs.

(1) Comparison of the Partnership's Operating Results for the Years Ended December 31, 2000 and 1999

(a)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 2000, when compared to the same period of 1999. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                            For the Years
                                                         Ended December 31,
                                                        2000             1999
                                                     ---------------------------

  Marine containers                                  $  3,906         $  2,518
  Marine vessels                                        2,681            3,880
  Trailers                                              1,998            3,302
  Railcars                                              1,927            2,090
  Aircraft                                              1,053              642
  Portable heaters and others                              --              739

Marine containers: Lease revenues and direct expenses for marine containers were $3.9 million and $20,000, respectively, for the year ended December 31, 2000, compared to $2.5 million and $2,000, respectively, during the same period of 1999.

The September 30, 1999 Amendment that changed the accounting method of majority-held equipment from the consolidation method of accounting to the equity method of accounting impacted the reporting of lease revenues for marine containers. As a result of the Amendment, during the year ended December 31, 2000, lease revenues decreased $1.3 million when compared to the same period of 1999. The decrease in lease revenues caused by the Amendment was offset by an increase in marine containers lease revenues of $2.2 million caused by the purchase of additional equipment during 1999 and 2000 and an increase of $0.6 million caused by the transfer of the Partnership's interest in an entity that owned marine containers from a USPE to owned equipment during 2000.

Marine vessels: Marine vessel lease revenues and direct expenses were $5.5 million and $2.8 million, respectively, for the year ended December 31, 2000, compared to $7.8 million and $3.9 million, respectively, during the same period of 1999.

The September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting impacted the reporting of lease revenues and direct expenses of one marine vessel. As a result of the Amendment, during the year ended December 31, 2000, lease revenues decreased $1.8 million and direct expenses decreased $1.4 million when compared to the same period of 1999.

In addition, a decline in lease revenues of $0.4 million was caused by the required dry-docking of one of the Partnership's two wholly owned marine vessels. During the dry-docking period, this marine vessel did not earn any lease revenues. Marine vessel direct expenses also increased $0.4 million during the year ended December 31, 2000 due to increases in repairs and maintenance of $0.4 million and equipment operating expenses of $0.2 million. These increases were offset, in part, by a decrease of $0.2 million in insurance expense.

Trailers: Trailer lease revenues and direct expenses were $2.9 million and $0.9 million, respectively, for the year ended December 31, 2000, compared to $4.2 million and $0.9 million, respectively, during the same period of 1999. The decrease in trailer contribution was due to the sale of 78% of the Partnership's trailers during 2000.

Railcars: Railcar lease revenues and direct expenses were $2.5 million and $0.5 million, respectively, for the year ended December 31, 2000, compared to $2.7 million and $0.6 million, respectively, during the same period of 1999. The decrease in railcar lease revenues of $0.2 million was primarily due to lower re-lease rates earned on railcars whose leases expired during 2000.

Aircraft: Aircraft lease revenues and direct expenses were $1.1 million and $32,000, respectively, for the year ended December 31, 2000, compared to $1.5 million and $0.9 million, respectively, during the same period of 1999. The decrease of $0.4 million in aircraft lease revenues was due to the sale of three commercial aircraft during 1999 and a commuter aircraft during 2000. During the year ended December 31, 1999, an off-lease commuter aircraft required repairs of $0.9 million which were not required during the same period of 2000.

Portable heaters and others: The Partnership sold all the portable heaters and others during September 1999.

(b)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $10.8 million for the year ended December 31, 2000 decreased from $14.0 million for the same period in 1999. Significant variances are explained as follows:

     (i) A $2.3 million decrease in depreciation and amortization expenses from 1999 levels reflects the decrease of $0.7 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned, a decrease of $1.3 million due to the sale of equipment during 2000 and 1999, and a decrease of $2.1 million as a result of the Amendment which changed the accounting method used for majority-held equipment from the consolidation method of accounting to the equity method of accounting. These decreases were offset, in part, by an increase of $1.4 million in depreciation and amortization expenses resulting from the purchase of additional equipment during 2000 and 1999 and an increase of $0.4 million resulting from the transfer of the Partnership's interest in an entity that owned marine containers from a USPE to owned equipment during 2000.

     (ii)A $0.7 million decrease in the provision for bad debts was based on the General Partner's evaluation of the collectability of receivables. During 1999, the General Partner increased the provision for bad debts based on the collectability of receivables due from the lessee of the portable heaters. A similar provision did not have to be made during 2000.

     (iii) A $0.2 million decrease in interest expense was due to a lower average outstanding debt balance during 2000 when compared to the same period of 1999.

     (iv)A $0.1 million decrease in management fees was due to lower lease revenues earned by the Partnership during the year ended December 31, 2000 when compared to the same period of 1999.

     (v) A $0.1 million increase in administrative expenses was due to higher costs associated with the transition of Partnership trailers and operations of three new PLM short-term trailer rental facilities prior to the sale of these facilities during 2000.

(c)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the year ended December 31, 2000 totaled $3.6 million, and resulted from the sale of a commuter aircraft, railcars, marine containers, and trailers with an aggregate net book value of $6.9 million for proceeds of $10.5 million. The net gain on disposition of equipment for the year ended December 31, 1999 totaled $1.1 million, and resulted from the sale of a commuter aircraft, commercial aircraft, portable heaters, trailers, modular buildings, and railcars with an aggregate net book value of $6.5 million for proceeds of $7.6 million.

(d)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                         For the Years
                                                      Ended December 31,
                                                    2000               1999
                                                 ------------------------------

  Marine vessels                                 $     826          $    (192)
  Marine containers                                    129                  7
  Mobile offshore drilling unit                         29                 92
  Aircraft                                          (1,605)             6,160
                                                --------------       -----------
    Equity in net income (loss) of USPEs         $    (621)         $   6,067
                                                ==============       ===========

Marine vessels: During the year ended December 31, 2000, lease revenues of $2.9 million and the gain from the sale of the Partnership's interest in an entity that owned a marine vessel of $0.9 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.9 million. During the same period of 1999, lease revenues of $1.4 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.6 million.

An increase in marine vessel lease revenues of $1.8 million and depreciation expense, direct expenses, and administrative expenses of $1.6 million during the year ended December 31, 2000, was caused by the September 30, 1999 Amendment that changed the accounting method of majority-held equipment from the consolidation method of accounting to the equity method of accounting for one marine vessel. The lease revenues and depreciation expense, direct expenses, and administrative expenses for the majority-owned marine vessel were reported under the consolidation method of accounting for the first nine months under Owned Equipment Operations during the year ended December 31, 1999.

The increase in marine vessel lease revenues and depreciation expense, direct expenses, and administrative expenses caused by the Amendment, was off set in part by lower lease revenues of $0.3 million and lower depreciation expense, direct expenses, and administrative expenses of $0.2 million due to the sale of a marine vessel during the third quarter of 2000.

Marine containers: During the year ended December 31, 2000, lease revenues of $0.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.7 million. During the same period of 1999, lease revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.3 million.

The increase in marine container lease revenues of $0.5 million and depreciation expense, direct expenses, and administrative expenses of $0.3 million during the year ended December 31, 2000, was caused by the September 30, 1999 Amendment that changed the accounting method of majority-held equipment from the consolidation method of accounting to the equity method of accounting.

Mobile offshore drilling unit: The Partnership's interest in an entity owning a mobile offshore drilling unit was sold during the fourth quarter of 1999. During the year ended December 31, 2000, additional sale proceeds of $30,000 were offset by administrative expenses of $1,000. During the year ended December 31, 1999, lease revenues of $0.4 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million and the loss from the sale of the Partnership's interest in an entity that owned the mobile offshore drilling unit of $0.1 million.

Aircraft: During the year ended December 31, 2000, lease revenues of $2.7 million were offset by depreciation expense, direct expenses, and administrative expenses of $4.3 million. During the same period of 1999, lease revenues of $2.6 million and the gain from the sale of the Partnership's interest in three trusts of $8.9 million were offset by depreciation expense, direct expenses, and administrative expenses of $5.3 million.

Lease revenues increased $0.5 million due to a Boeing 737-300 being on-lease in 2000 that was off-lease during the same period of 1999. This increase in lease revenues was partially offset by a decrease of $0.4 million in lease revenues due to the sale of the Partnership's investment in a trust that owned a Boeing 767-200ER commercial aircraft during the second quarter 1999.

The decrease in expenses of $1.0 million was primarily due to lower depreciation expense. The sale of the Partnership's interest in three trusts during 1999 caused depreciation expense to decrease $0.4 million. Depreciation expense decreased an additional $1.4 million as the result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned. The decreases were offset, in part, by the Partnership's investment in an additional trust during the second quarter of 1999 which increased depreciation expense $0.4 million. The decrease in depreciation expense was partially offset by an increase in repairs and maintenance of $0.4 million to the Boeing 737-300 which were not required during the same period of 1999.

(e)  Net Income

As a result of the foregoing, the Partnership had a net income of $4.1 million for the year ended December 31, 2000, compared to a net income of $6.7 million during the same period of 1999. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the year ended December 31, 2000 is not necessarily indicative of future periods. In the year ended December 31, 2000, the Partnership distributed $9.6 million to the limited partners, or $1.80 per weighted-average limited partnership unit.

(2) Comparison of the Partnership's Operating Results for the Years Ended December 31, 1999 and 1998

In September 1999, the General Partner amended the corporate-by-laws of certain USPEs in which the Partnership, or any affiliated program, owns an interest greater than 50%. The amendment to the corporate-by-laws provided that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment (the Amendment). As such, although the Partnership may own a majority interest in a USPE, the Partnership does not control its management and thus the equity method of accounting will be used after adoption of the Amendment. As a result of the Amendment, as of September 30, 1999, all jointly owned equipment in which the Partnership owned a majority interest, which had been consolidated, was reclassified to investments in USPEs. Lease revenues and direct expenses for jointly owned equipment in which the Partnership held a majority interest were reported under the consolidation method of accounting during the nine months ended September 30, 1999 and were included with the owned equipment operations. For the three months ended
December 31, 1999, lease revenues and direct expenses for these entities are reported under the equity method of accounting and are included with the operations of the USPEs.


(a)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment increased during the year ended December 31, 1999, when compared to the same period of 1998.

The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                            For the Years
                                                         Ended December 31,
                                                        1999             1998
                                                     ---------------------------

  Marine vessels                                     $  3,880          $ 3,363
  Trailers                                              3,302            3,819
  Marine containers                                     2,518              513
  Railcars                                              2,090            2,000
  Portable heaters                                        736              764
  Aircraft                                                642            1,712
  Modular buildings                                         3               47

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

The September 30, 1999 Amendment changed the accounting method of majority-held equipment from the consolidation method of accounting to the equity method of accounting. This impacted the reporting of lease revenues and direct expenses of one marine vessel. Lease revenues for the Partnership's majority-held marine vessel decreased $1.1 million for the year ended December 31, 1999 when compared to the same period of 1998. The decline in lease revenues of $0.4 million was caused by a decline in lease rates and a decline of $0.7 million due to the Amendment. Direct expenses for the Partnership's majority-held marine vessel also decreased $0.6 million due to the Amendment.

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

Marine containers: Lease revenues and direct expenses for marine containers were $2.5 million and $2,000, respectively, for the year ended December 31, 1999, compared to $0.5 million and $0, respectively, during the same period of 1998. The increase in marine container lease revenues was due to the purchase of additional equipment in March 1999.

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

     (iii) A $0.4 million decrease in depreciation and amortization expenses from 1998 levels reflects the decrease of $1.4 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned, a decrease of $0.3 million due to the sale of certain equipment during 1999 and 1998, and a decrease of $0.7 million as a result of the Amendment which changed the accounting method used for majority-held equipment from the consolidation method of accounting to the equity method of accounting. These decreases were offset in part, by an increase of $1.9 million in depreciation and amortization expenses resulting from the purchase of additional equipment during 1999.

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


(e)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                              For the Years
                                                            Ended December 31,
                                                          1999            1998
                                                        ------------------------
  Aircraft, rotable components, and aircraft engines    $  6,160       $  6,390
  Mobile offshore drilling unit                               92             82
  Marine containers                                            7             --
  Marine vessels                                            (192)            21
                                                        ----------     ---------
    Equity in net income of USPEs                       $  6,067       $  6,493
                                                        ==========     =========

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

Marine containers: The September 30, 1999 Amendment that changed the accounting method of majority-held equipment from the consolidation method of accounting to the equity method of accounting, affected the lease revenues and direct expenses of marine containers for the year ended December 31, 1999. During the year ended December 31, 1999, lease revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.3 million. Marine container lease revenues and depreciation expense, direct expenses, and administrative expenses for the year ending December 31, 1998, were reported under the consolidation method of accounting under Owned Equipment Operations.

Marine vessels: During the year ended December 31, 1999, lease revenues of $1.4 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.6 million. During the same period of 1998, lease revenues of $1.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.1 million. Marine vessel lease revenues increased $0.5 million during the year ended December 31, 1999, due to the Amendment dated September 30, 1999 which change the accounting treatment of majority-held equipment from the consolidation method of accounting to the equity method of accounting. The increase in lease revenues caused by the Amendment was partially offset by a decrease of $0.3 million caused lower lease rates earned on the existing marine vessel. The increase in expenses of $0.5 million was primarily due to the Amendment. The increase in expenses of $0.6 million caused by the Amendment was partially offset by a decrease in expenses of the remaining marine vessel due to lower depreciation expense of $0.1 million caused by the use of the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

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

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to U.S.-domiciled lessees consists of aircraft, trailers, and railcars. During 2000, U.S. lease revenues accounted for 24% of the total lease revenues of wholly and partially owned equipment while this region reported a net income of $3.3 million including a gain of $2.5 million from the sale of trailers. The net income was due primarily to the sale of 78% of the Partnership's owned trailers.

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to Canadian-domiciled lessees consists of railcars. During 2000, Canadian lease revenues accounted for 10% of the total lease revenues of wholly- and partially-owned equipment while this region reported a net income of $1.2 million.

The Partnership's investments in equipment owned by a USPEs on lease to a lessee domiciled in Iceland consists of an aircraft. During 2000, Icelandic lease revenues accounted for 2% of the total lease revenues of wholly and partially owned equipment while this region reported a net loss of $1.4 million. The primary reasons for this loss were due to the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned, repairs and maintenance to the aircraft during 2000 and the aircraft being off-lease for the first six months of 2000.

The Partnership's owned equipment on lease to a South American-domiciled lessee consists of an aircraft. During 2000, South American lease revenues accounted for 5% of the total lease revenues of wholly and partially owned equipment while this region reported a net income of $0.3 million.

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to lessees in the rest of the world consists of marine vessels and marine containers. During 2000, lease revenues for these operations accounted for 59% of the total lease revenues of wholly and partially owned equipment while this region reported a net income of $2.7 million.

(F)  Inflation

Inflation had no significant impact on the Partnership's operations during 2000, 1999, or 1998.

(G)  Forward-Looking Information

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

(H)  Outlook for the Future

The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors.

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent upon many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of these factors makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continually monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may make an evaluation to reduce the Partnership's exposure to those equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return. Alternatively, the General Partner may make a determination to enter those equipment markets in which it perceives opportunities to profit from supply/demand instabilities or other market imperfections.

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

Factors affecting the Partnership's contribution in 2001 and beyond include:

1. Marine vessel bulk-carrier freight rates are dependent upon the overall condition of the international economy. Two of the Partnership's marine vessels have leases that will expire during 2001. Freight rates earned by the Partnership's other marine vessel began to increase during the later half of 2000 and, in the absence of new additional orders, would be expected to continue to show improvement and stabilize over the next one to two years.

2. Railcar loadings in North America have continued to be high, however a softening in the market has lead to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

Several other factors may affect the Partnership's operating performance in 2001 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.



(1)  Repricing and Reinvestment Risk

Certain of the Partnership's aircraft, marine vessels, marine containers, railcars, and trailers will be remarketed in 2001 as existing leases expire, exposing the Partnership to some repricing risk/opportunity. Additionally, the General Partner may elect to sell certain underperforming equipment or equipment whose continued operation may become prohibitively expensive. In either case, the General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time, and cannot accurately assess the effect of such activity on future Partnership performance. The proceeds from the sold or liquidated equipment will be redeployed to purchase additional equipment, as the Partnership is in its reinvestment phase.

(2)  Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Currently, the General Partner has observed rising insurance costs to operate certain vessels in U.S. ports, resulting from implementation of the U.S. Oil Pollution Act of 1990. Under U.S. Federal Aviation Regulations, after December 31, 1999, no person shall operate an aircraft to or, from any airport in the contiguous United States unless that airplane has been shown to comply with Stage III noise levels. The Partnership's Stage II aircraft is currently leased in a country that does not require this regulation. Ongoing changes in the regulatory environment, both in the United States and internationally, cannot be predicted with accuracy, and preclude the General Partner from determining the impact of such changes on Partnership operations, purchases, or sale of equipment. Furthermore, the Federal Railroad Administration has mandated that effective July 1, 2000, all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify a tank railcar for service. The average cost of this inspection is $1,800 for non-jacketed tank railcars and $3,600 for jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Partnership currently owns 183 non-jacketed tank railcars and 143 jacketed tank railcars of which a total of 2 tank railcars have been inspected with no reportable defects.

(I)  Additional Capital Resources and Distribution Levels

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During 2000, 76% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States-domiciled lessees. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnership are listed in the Index to Financial Statements included in Item 14(a) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.













                      (This space intentionally left blank)





                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF PLM FINANCIAL SERVICES, INC.

As of the filing date of this report, the directors and executive officers of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:

Name                  Age          Position
--------------------- ----- ----------------------------------------------------

Stephen M. Bess       55    President,  PLM  Financial   Services,   Inc.,   PLM
                            Investment   Management, Inc. and PLM Transportation
                            Equipment Corporation

Richard K Brock       38    Vice  President  and  Chief  Financial  Officer, PLM
                            Financial Services, Inc., PLM Investment Management,
                            Inc. and  PLM Transportation Equipment Corporation

Susan C. Santo        38    Vice President, Secretary, and General Counsel,  PLM
                            Financial Services, Inc.

Stephen M. Bess was appointed a Director of PLM Financial Services, Inc. in July 1997. Mr. Bess has served as President of PLM Investment Management, Inc., an indirect wholly owned subsidiary of PLM International, since August 1989, and as an executive officer of certain other of PLM International's subsidiaries or affiliates since 1982.

Richard K Brock was appointed a Director of PLM Financial Services, Inc. in October 1, 2000. Mr. Brock was appointed as Vice President and Chief Financial Officer of PLM International and PLM Financial Services, Inc. in January 2000, having served as Acting Chief Financial Officer since June 1999 and as Vice President and Corporate Controller of PLM International and PLM Financial Services, Inc. since June 1997. Prior to June 1997, Mr. Brock served as an accounting manager beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994.

Susan C. Santo was appointed a Director of PLM Financial Services, Inc., a subsidiary of PLM International, in October 1, 2000. Ms. Santo was appointed as Vice President, Secretary, and General Counsel of PLM International and PLM Financial Services, Inc. in November 1997. She has worked as an attorney for PLM International and PLM Financial Services, Inc. since 1990 and served as its Senior Attorney from 1994 until her appointment as General Counsel.

The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.

ITEM 11.   EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 2000.





ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (A) Security Ownership of Certain Beneficial Owners

         The General Partner is generally entitled to a 5% interest in the profits and losses (subject to certain allocations of income), cash available for distributions, and net disposition proceeds of the Partnership. As of December 31, 2000, no investor was known by the General Partner to beneficially own more than 5% of the limited partnership units of the Partnership.

     (B) Security Ownership of Management

         Neither the General Partner and its affiliates nor any executive officer or director of the General Partner and its affiliates owned any limited partnership units of the Partnership as of December 31, 1999.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (A) Transactions with Management and Others

         During 2000, the Partnership paid or accrued the following fees to FSI or its affiliates: management fees, $0.9 million; equipment acquisition fees, $0.4 million; and lease negotiation fees, $0.1 million. The
         Partnership reimbursed FSI or its affiliates $0.8 million for administrative and data processing services performed on behalf of the Partnership during 2000.

         During 2000, the USPEs paid or accrued the following fees to FSI or its affiliates (based on the Partnership's proportional share of ownership): management fees, $0.3 million, and administrative and data processing services, $0.1 million.













                      (This space intentionally left blank)






                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
           ----------------------------------------------------------------

     (A) 1.  Financial Statements

             The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

         2.  Financial Statements required under Regulation S-X Rule 3-09

             The following financial statements are filed as Exhibits of this Annual Report on Form 10-K:

             a.   Boeing 767
             b.   Canadian Air Trust #2
             c.   Canadian Air Trust #3
             d.   TAP Trust
             e.   TWA Trust S/N 49183
             f.   Boeing 737-200 Trust S/N 24700

     (B) Reports on Form 8-K

             None.

     (C) Exhibits

     4. Limited Partnership Agreement of Partnership. Incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-55796), which became effective with the Securities and Exchange Commission on May 25, 1993.

     4.1 First Amendment to the Third Amendment and Restated Partnership Agreement, dated May 28, 1993.

     4.2 Second Amendment to the Third Amendment and Restated Partnership Agreement, dated January 21, 1994.

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

     99.6    Boeing 737-200 Trust S/N 24700.



















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


Dated: March 14, 2001                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                                          PARTNERSHIP

                                          By:     PLM Financial Services, Inc.
                                                  General Partner


                                                  By:      /s/ Stephen M. Bess
                                                       -------------------------
                                                       Stephen M. Bess
                                                       President and Director


                                                  By:      /s/ Richard K Brock
                                                       -------------------------
                                                       Richard K Brock
                                                       Vice President and
                                                       Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                               Capacity                          Date



*_______________________
Stephen M. Bess                    Director, FSI                March 14, 2001



*_______________________
Richard K Brock                    Director, FSI                March 14, 2001



*_______________________
Susan C. Santo                     Director, FSI                March 14, 2001


*Susan C. Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.


/s/ Susan C. Santo
--------------------------------
Susan C. Santo
Attorney-in-Fact






                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                                        Page

Independent auditors' report                                             31

Balance sheets as of December 31, 2000 and 1999                          32

Statements of income for the years ended
     December 31, 2000, 1999, and 1998                                   33

Statements of changes in partners' capital for the
     years ended December 31, 2000, 1999, and 1998                       34

Statements of cash flows for the years ended
     December 31, 2000, 1999, and 1998                                   35

Notes to financial statements                                            36-48


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

We have conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth & Income Fund VII as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



/s/  KPMG LLP


SAN FRANCISCO, CALIFORNIA
March 12, 2001







                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                                 BALANCE SHEETS
                                  December 31,
                 (in thousands of dollars, except unit amounts)


                                                                                       2000                 1999
                                                                                  -----------------------------------
  ASSETS

  Equipment held for operating leases, at cost                                    $     71,632         $     70,579
  Less accumulated depreciation                                                        (35,114)             (36,466)
                                                                                  -----------------------------------
    Net equipment                                                                       36,518               34,113

  Cash and cash equivalents                                                              2,941                2,495
  Restricted cash                                                                          194                  111
  Accounts receivable, less allowance for doubtful accounts of
      $27 in 2000 and $382 in 1999                                                       1,502                1,099
  Investments in unconsolidated special-purpose entities                                14,689               27,843
  Lease negotiation fees to affiliate, less accumulated
      amortization of $80 in 2000 and $21 in 1999                                          138                   99
  Debt issuance costs, less accumulated amortization
      of $129 in 2000 and $104 in 1999                                                     126                  152
  Prepaid expenses and other assets                                                        100                   54
                                                                                  -----------------------------------

        Total assets                                                              $     56,208         $     65,966
                                                                                  ===================================

  LIABILITIES, MINORITY INTERESTS, AND PARTNERS' CAPITAL

  Liabilities
  Accounts payable and accrued expenses                                           $        411         $      1,267
  Due to affiliates                                                                      1,182                  560
  Lessee deposits and reserve for repairs                                                  900                1,392
  Notes payable                                                                         17,000               20,000
                                                                                  -----------------------------------
    Total liabilities                                                                   19,493               23,219
                                                                                  -----------------------------------

  Partners' capital
  Limited partners (limited partnership units of 5,323,569 and
        5,323,819 as of December 31, 2000 and 1999, respectively)                       36,715               42,747
  General Partner                                                                           --                   --
                                                                                  -----------------------------------
    Total partners' capital                                                             36,715               42,747
                                                                                  -----------------------------------

        Total liabilities, minority interest, and partners' capital               $     56,208         $     65,966
                                                                                  ===================================












                 See accompanying notes to financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31,
         (IN THOUSANDS OF DOLLARS, EXCEPT WEIGHTED-AVERAGE UNIT AMOUNTS)



                                                                    2000             1999            1998
                                                                -----------------------------------------------
  REVENUES

  Lease revenue                                                 $    15,870      $   19,432        $  17,851
  Interest and other income                                             317             277              380
  Net gain (loss) on disposition of equipment                         3,614           1,140              (31)
                                                                -----------------------------------------------
    Total revenues                                                   19,801          20,849           18,200
                                                                -----------------------------------------------

  EXPENSES

  Depreciation and amortization                                       6,723           9,013            9,461
  Repairs and maintenance                                             2,189           3,121            2,590
  Equipment operating expenses                                        1,847           2,629            2,637
  Insurance expenses                                                    308             563              449
  Management fees to affiliate                                          858             982              978
  Interest expense                                                    1,454           1,672            1,668
  General and administrative expenses to affiliates                     824             925              762
  Other general and administrative expenses                             816             602              573
  Provision for (recovery of) bad debts                                 102             815              (92)
                                                                -----------------------------------------------
    Total expenses                                                   15,121          20,322           19,026
                                                                -----------------------------------------------

  Minority interests                                                     --             114              157

  Equity in net income (loss) of unconsolidated
      special-purpose entities                                         (621)          6,067            6,493
                                                                -----------------------------------------------
  Net income                                                    $     4,059      $    6,708        $   5,824
                                                                ===============================================

  PARTNERS' SHARE OF NET INCOME

  Limited partners                                              $     3,555      $    6,204        $   5,317
  General Partner                                                       504             504              507
                                                                -----------------------------------------------

  Total                                                         $     4,059      $    6,708        $   5,824
                                                                ===============================================

  Limited partners' net income per
      weighted-average limited partnership unit                 $      0.67      $     1.16        $    0.99
                                                                ===============================================

  Cash distribution                                             $    10,088      $   10,083        $  10,127
                                                                ===============================================

  Cash distribution per weighted-average
      limited partnership unit                                  $      1.80      $     1.80        $    1.80
                                                                ===============================================






                 See accompanying notes to financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                            (IN THOUSANDS OF DOLLARS)



                                                      Limited            General
                                                      Partners           Partner            Total
                                                    --------------------------------------------------

    Partners' capital as of December 31, 1997       $   51,062        $        --        $   51,062

  Net income                                             5,317                507             5,824

  Purchase of limited partnership units                   (512)                --              (512)

  Cash distribution                                     (9,620)              (507)          (10,127)
                                                    --------------------------------------------------

    Partners' capital as of December 31, 1998           46,247                 --            46,247

  Net income                                             6,204                504             6,708

  Purchase of limited partnership units                   (125)                --              (125)

  Cash distribution                                     (9,579)              (504)          (10,083)
                                                    --------------------------------------------------

    Partners' capital as of December 31, 1999           42,747                 --            42,747

  Net income                                             3,555                504             4,059

  Purchase of limited partnership units                     (3)                --                (3)

  Cash distribution                                     (9,584)              (504)          (10,088)
                                                    --------------------------------------------------

    Partners' capital as of December 31, 2000       $   36,715        $        --        $   36,715
                                                    ==================================================














                 See accompanying notes to financial statements.



                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                            (IN THOUSANDS OF DOLLARS)

                                                                               2000           1999           1998
                                                                           --------------------------------------------
  OPERATING ACTIVITIES

  Net income                                                               $    4,059     $     6,708    $     5,824
  Adjustments to reconcile net income
        to net cash provided by (used in ) operating activities:
    Depreciation and amortization                                               6,723           9,013          9,461
    Net (gain) loss on disposition of equipment                                (3,614)         (1,140)            31
    Equity in net (income) loss from unconsolidated
      special-purpose entities                                                    621          (6,067)        (6,493)
    Changes in operating assets and liabilities:
      Restricted cash                                                             (83)           (111)           (28)
      Accounts receivable, net                                                   (388)            608           (938)
      Prepaid expenses and other assets                                           (46)            (44)           (57)
      Accounts payable and accrued expenses                                        70            (237)            15
      Due to affiliates                                                           623             251            315
      Lessee deposits and reserve for repairs                                    (492)            233           (293)
      Minority interests                                                           --            (443)         2,274
                                                                           --------------------------------------------
        Net cash provided by operating activities                               7,473           8,771         10,111
                                                                           --------------------------------------------

  Investing activities

  Payments for purchase of equipment and capitalized repairs                  (10,729)        (11,855)       (13,465)
  Investment in and equipment purchased and placed in
      unconsolidated special-purpose entities                                      --          (8,975)       (14,721)
  Distribution from unconsolidated special-purpose entities                     4,411           3,382          8,958
  Payments of acquisition fees to affiliate                                      (440)           (567)          (605)
  Payments of lease negotiation fees to affiliate                                 (98)           (126)          (134)
  Distributions from liquidation of unconsolidated special-purpose
      entities                                                                  2,433          17,043         14,802
  Proceeds from disposition of equipment                                       10,487           7,626            352
                                                                           --------------------------------------------
        Net cash provided by (used in) investing activities                     6,064           6,528         (4,813)
                                                                           --------------------------------------------

  Financing activities

  Payments due to affiliates                                                       --              --         (5,092)
  Cash received from affiliates                                                    --              --          1,510
  Cash distribution paid to limited partners                                   (9,584)         (9,579)        (9,620)
  Cash distribution paid to General Partner                                      (504)           (504)          (507)
  Purchase of limited partnership units                                            (3)           (125)          (512)
  Principal payments on notes payable                                          (3,000)         (3,000)            --
                                                                           --------------------------------------------
        Net cash used in financing activities                                 (13,091)        (13,208        (14,221)
                                                                           --------------------------------------------
  Net increase (decrease) in cash and cash equivalents                            446           2,091         (8,923)
  Cash and cash equivalents at beginning of year                                2,495             404          9,327
                                                                           --------------------------------------------
  Cash and cash equivalents at end of year                                 $    2,941     $     2,495    $       404
                                                                           ============================================

  Supplemental information
  Interest paid                                                            $    1,454     $     1,672    $     1,705
                                                                           ============================================
  Noncash transfer of equipment at net book value from
    unconsolidated special-purpose entities                                $    5,688     $        --    $        --
                                                                           ============================================

                 See accompanying notes to financial statements.


                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

1.   BASIS OF PRESENTATION

ORGANIZATION

PLM Equipment Growth & Income Fund VII, a California limited partnership (the Partnership), was formed on December 2, 1992 to engage in the business of owning, leasing, or otherwise investing in predominately used transportation and related equipment. PLM Financial Services, Inc. (FSI) is the General Partner of the Partnership. FSI is a wholly owned subsidiary of PLM International, Inc. (PLM International).

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

The partnership agreement includes a redemption provision. Beginning in the 31st month of operations, which was October 1997, the Partnership may, at the General Partner's sole discretion, redeem up to 2% of the outstanding units each year. The purchase price to be offered by the Partnership for outstanding units will be equal to 105% of the unrecovered principal attributed to the units. Unrecovered principal is defined as the excess of the capital contributions from any source paid with respect to a unit. For the years ended December 31, 2000, 1999, and 1998, the Partnership purchased 250, 10,392, and 36,086 limited partnership units for $3,000, $0.1 million, and $0.5 million, respectively.

The Partnership will not purchase any units under the redemption provision in 2001. The General Partner may purchase additional limited partnership units on behalf of the Partnership in the future.

These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

OPERATIONS

The equipment of the Partnership is managed, under a continuing management agreement, by PLM Investment Management, Inc. (IMI), a wholly owned subsidiary of the FSI. IMI receives a monthly management fee from the Partnership for managing the equipment (see Note 2). FSI, in conjunction with its subsidiaries, sells equipment to investor programs and third parties, manages pools of equipment under agreements with investor programs, and is a general partner of other programs.





                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

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

TRANSPORTATION EQUIPMENT

In accordance with the Financial Accounting Standards Board's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), the General Partner reviews the carrying value of the Partnership's equipment at least quarterly, and whenever circumstances indicate that the carrying value of an asset may not be recoverable in relation to expected future market conditions, for the purpose of assessing recoverability of the recorded amounts. If projected undiscounted future cash flows and the fair market value of the equipment are less than the carrying value of the equipment, a loss on revaluation is recorded. No reductions to the carrying value of equipment were required during 2000, 1999, and 1998.

Equipment held for operating leases is stated at cost.

INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The Partnership has interests in unconsolidated special-purpose entities (USPEs) that own transportation equipment. As of December 31, 2000, the Partnership owns a majority interest in one such entity. As of December 31, 1999, the Partnership owned a majority interest in two such entities. Prior to September 30, 1999, the Partnership controlled the management of these entities and thus they were consolidated into the Partnership's financial statements. On September 30, 1999, the corporate-by-laws of these entities were changed to require a unanimous vote by all owners on major business decisions. Thus, from September 30, 1999 forward, the Partnership no longer controlled the management of these entities, and the accounting method for the entities was changed from the consolidation method to the equity method.

The Partnership's investment in USPEs includes acquisition and lease negotiation fees paid by the Partnership to PLM Transportation Equipment Corporation (TEC) and PLM Worldwide Management Services (WMS). TEC is a wholly owned subsidiary of FSI and WMS is a wholly owned subsidiary of PLM International. The Partnership's interest in USPEs are managed by IMI. The Partnership's equity interest in the net income (loss) of USPEs is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC or WMS.





                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

1.   BASIS OF PRESENTATION (continued)

REPAIRS AND MAINTENANCE

Repair and maintenance costs related to marine vessels, railcars, and trailers are usually the obligation of the Partnership and are accrued as incurred. Costs associated with marine vessel dry-docking are estimated and accrued ratably over the period prior to such dry-docking. If a marine vessel is sold and there is a balance in the dry-docking reserve account for that marine vessel, the balance in the reserve account is reclassified to gain on sale. Maintenance costs of aircraft and marine containers are the obligation of the lessee. To meet the maintenance requirements of certain aircraft airframes and engines, reserve accounts are prefunded by the lessee over the period of the lease based on the number of hours this equipment is used, times the estimated rate to repair this equipment. If repairs exceed the amount prefunded by the lessee, the Partnership has the obligation to fund and accrue the difference. If an aircraft is sold and there is a balance in the reserve account for repairs to that aircraft, the balance in the reserve account is reclassified as additional sales proceeds. The aircraft reserve accounts and marine vessel dry-docking reserve accounts are included in the balance sheet as lessee deposits and reserve for repairs.

NET INCOME AND DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT

Net income is allocated to the General Partner to the extent necessary to cause the General Partner's capital account to equal zero. Cash distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner and may include amounts in excess of net income. The limited partners' net income and cash distributions are allocated among the limited partners based on the number of limited partnership units owned by each limited partner and on the number of days of the year each limited partner is in the Partnership.

Cash distributions are recorded when paid. Monthly unitholders receive a distribution check 15 days after the close of the previous month's business and quarterly unitholders receive a distribution check 45 days after the close of the quarter.

Cash distributions to investors in excess of net income are considered a return of capital. Cash distributions to the limited partners of $6.0 million, $3.3 million, and $4.3 million for the years ended December 31, 2000, 1999, and 1998, respectively, were deemed to be a return of capital.

Cash distributions relating to the fourth quarter of 2000, 1999, and 1998, of $1.4 million for each year, were paid during the first quarter of 2001, 2000, and 1999, respectively.

NET INCOME PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the year. The weighted-average number of Partnership units deemed outstanding during the years ended December 31, 2000, 1999, and 1998 was 5,323,610, 5,326,161, and 5,341,360, respectively.

CASH AND CASH EQUIVALENTS

The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash equivalents approximates fair market value due to the short-term nature of the investments.






                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

1.   BASIS OF PRESENTATION (continued)


COMPREHENSIVE INCOME

The Partnership's net income is equal to comprehensive income for the years ended December 31, 2000, 1999, and 1998.

RESTRICTED CASH

As of December 31, 2000 and 1999, restricted cash represented lessee security deposits held by the Partnership.

2.   GENERAL PARTNER AND TRANSACTIONS WITH AFFILIATES

An officer of PLM Securities Corp., a wholly owned subsidiary of the General Partner, contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI, subject to certain reductions, receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPEs equal to the lesser of (i) the fees that would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (A) for that equipment for which IMI provides only basic equipment management services, (a) 2% of the gross lease revenues, as defined in the agreement, attributable to equipment that is subject to full payout net leases and (b) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, and (B) for that equipment for which IMI provides supplemental equipment management services, 7% of the gross lease revenues attributable to such equipment. Partnership management fees payable were $0.1 million as of December 31, 2000 and 1999. The Partnership's proportional share of USPE management fees of $0.2 million and $0.1 million were payable as of December 31, 2000 and 1999, respectively. The Partnership's proportional share of USPE management fee expense was $0.3 million, $0.2 million, $0.3 million during 2000, 1999, and 1998 respectively. The Partnership reimbursed FSI $0.8 million during 2000, $0.9 million during 1999, and $0.8 million during 1998 for data processing expenses and other administrative services performed on behalf of the Partnership. The Partnership's proportional share of USPE data processing and administrative expenses reimbursed to FSI during 2000, 1999, and 1998, was $0.1 million for each year.

Transportation Equipment Indemnity Company, Ltd. (TEI), an affiliate of the General Partner, which provided marine insurance coverage and other insurance brokerage services to the Partnership during 1998, was liquidated during the first quarter of 2000. The Partnership paid $49,000, in 1998 to TEI. No premiums for owned equipment or partially owned equipment were paid to TEI in 2000 or 1999. A substantial portion of the amount paid to TEI was then paid to third-party reinsurance underwriters or was placed in risk pools managed by TEI on behalf of affiliated programs and PLM International, which provided threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds were either paid out to cover applicable losses or refunded pro rata by TEI. The Partnership's proportional share of a refund of $14,000 was received during 1998, from lower loss-of-hire insurance claims from the insured USPEs and other insured affiliated programs.

The Partnership and USPEs paid or accrued lease negotiation and equipment acquisition fees of $0.5 million, $1.1 million, and $1.5 million, during 2000, 1999, and 1998, respectively, to TEC and WMS.

TEC will also be entitled to receive an equipment liquidation fee equal to the lesser of (i) 3% of the sales price of equipment sold on behalf of the Partnership or (ii) 50% of the "Competitive Equipment Sale Commission," as
defined in the agreement, if certain conditions are met. In certain circumstances, the General Partner will be entitled to a monthly re-lease fee for re-leasing services following the expiration of the initial lease, charter, or other contract for certain equipment equal to the lesser of (a) the fees that





                     PLM Equipment Growth & Income Fund VII
                            (A LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

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

The  Partnership   owned  certain   equipment  in  conjunction  with  affiliated
partnerships during 2000, 1999, and 1998 (see Note 4).

The balance due to affiliates as of December 31, 2000 includes $0.1 million due to FSI and its affiliates for management fees and $1.0 million due to affiliated USPEs. The balance due to affiliates as of December 31, 1999 includes $0.1 million due to FSI and its affiliates for management fees and $0.5 million due to affiliated USPEs.

3.   EQUIPMENT

The components of owned equipment as of December 31 are as follows (in thousands of dollars):

          Equipment Held for Operating Leases                2000              1999
  -----------------------------------------------------  -------------------------------

  Marine containers                                      $    30,599       $   12,498
  Marine vessels                                              22,212           22,212
  Rail equipment                                               9,580            9,677
  Aircraft                                                     5,483            9,297
  Trailers                                                     3,758           16,895
                                                         -------------------------------
                                                              71,632           70,579
  Less accumulated depreciation                              (35,114)         (36,466)
                                                         -------------------------------
    Net equipment                                        $    36,518       $   34,113
                                                         ===============================

Revenues are earned by placing the equipment under operating leases. The Partnership's marine vessels are operating either on a voyage charter or a time charter which are usually leased for less than one year. Some of the Partnership's marine containers are leased to operators of utilization-type leasing pools, which include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. The remaining Partnership marine containers are based on a fixed rate. Lease revenues for trailers operating with short-line railroad systems are based on a per-diem lease in the free running railroad interchange. Lease revenues for trailers that operated in rental yards owned by PLM Rental, Inc., were based on a fixed rate for a specific period of time, usually short in duration. Rents for all other equipment are based on fixed rates.

As of December 31, 2000, all owned equipment was on lease except for 23 railcars. As of December 31, 1999 all owned equipment in the Partnership's portfolio was on lease or operating in PLM-affiliated short-term trailer rental yards, except for a commuter aircraft and ten railcars. The net book value of the equipment off lease was $0.2 million and $1.5 million as of December 31, 2000 and 1999, respectively.





                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

3.       EQUIPMENT (continued)

During 2000, the Partnership purchased marine containers for $10.2 million including acquisition fees of $0.4 million paid to FSI and paid $0.9 million related to an accrual for marine containers that were purchased in 1999. In addition, the General Partner transferred marine containers with an original equipment cost of $7.9 million from the Partnership's USPE portfolio to owned equipment. During 1999, the Partnership purchased a portfolio of portable heaters for $0.2 million, including acquisition fees of $9,000, and marine containers for $12.5 million, including acquisition fees of $0.5 million.

During 2000, the Partnership disposed of a commuter aircraft, trailers, marine containers, and railcars with an aggregate net book value of $6.9 million for $10.5 million. During 1999, the Partnership disposed of a commuter aircraft, commercial aircraft, portable heaters, trailers, modular buildings, and railcars with an aggregate net book value of $6.5 million for $7.6 million.

All wholly and partially owned equipment on lease is accounted for as operating leases. Future minimum rent under noncancelable operating leases as of December 31, 2000 for this equipment during each of the next five years are approximately $12.4 million in 2001, $6.6 million in 2002, $4.1 million in 2003, $3.7 million in 2004, $2.6 million in 2005, and $1.6 million thereafter. Per diem and short-term rentals consisting of utilization rate lease payments included in lease revenues amounted to $6.2 million in 2000, $4.2 million in 1999, and $4.7 million in 1998.

4.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES (USPEs)

The Partnership owns equipment jointly with affiliated programs.

In September 1999, the General Partner amended the corporate-by-laws of certain USPEs in which the Partnership, or any affiliated program, owns an interest greater than 50%. The amendment to the corporate-by-laws provided that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment. As such, although the Partnership may own a majority interest in a USPE, the Partnership does not control its management and thus the equity method of accounting will be used after adoption of the amendment. As a result of the amendment, as of September 30, 1999, all jointly owned equipment in which the Partnership owned a majority interest, which had been consolidated, was reclassified to investments in USPEs. Accordingly, as of December 31, 2000 and 1999, the balance sheet reflects all investments in USPEs on an equity basis.

The net investment in USPEs includes the following jointly owned equipment (and related assets and liabilities) as of December 31 (in thousands of dollars):

                                                                                        2000             1999
                                                                                ---------------------------------
     38% interest in a trust owning a Boeing 737-300 Stage III commercial
           aircraft                                                                  $    6,497      $     7,974
     50% interest in a trust owning an MD-82 Stage III commercial aircraft                3,751            5,066
     80% interest in an entity owning a dry bulk-carrier marine vessel                    3,482            4,224
     50% interest in a trust owning an MD-82 Stage III commercial aircraft                  900            1,808
     44% interest in an entity that owned a dry bulk-carrier marine vessel                   59            1,917
     75% interest in an entity that owned marine containers                                  --            6,656
             Other                                                                           --              198
                                                                                ----------------      -----------
         Net investments                                                             $   14,689       $   27,843
                                                                                ================      ===========





                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

4.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES (continued)

As of December 31, 2000, all jointly owned equipment in the Partnership's USPE portfolio was on lease. As of December 31, 1999, all jointly owned equipment in the Partnership's USPE portfolio was on lease except for a Boeing 737-300 commercial aircraft with a net investment of $8.0 million.

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

During 2000, the General Partner sold the Partnership's interest in an entity that owned a dry bulk-carrier marine vessel for $2.4 million for its net investment of $1.7 million, and received additional sales proceeds of $30,000 from the 1999 sale of a mobile offshore drilling unit. The General Partner also transferred the Partnership's interest in an entity that owned marine containers to owned equipment.

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

                                  2000                          1999                         1998
                                           Net Interest                 Net Interest               Net Interest
                             Total              of        Total            of           Total         of
                             USPEs         Partnership    USPEs         Partnership     USPEs      Partnership
                            ---------------------------   ---------------------------   ---------------------------
      Net Investments     $    30,411     $   14,689     $   53,037     $   27,843    $    70,189   $   22,817
      Lease revenues           10,841          6,300         12,908          4,638         23,461        7,233
      Net income (loss)        (1,557)          (621)        31,725          6,067         19,463        6,493

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






                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

5.   OPERATING SEGMENTS (continued)


The following tables present a summary of the operating segments (in thousands of dollars):

                                                      Marine     Marine
                                           Aircraft  Container   Vessel   Trailer    Railcar     All
     For the Year Ended December 31, 2000  Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)   Total
                                           --------- ---------  --------- ---------  --------- ---------  -----------
     REVENUES
       Lease revenue                       $  1,085  $  3,925   $  5,519  $  2,878   $  2,463  $     --   $ 15,870
       Interest income and other                 --        --         --        --         --       317        317
       Gain on disposition of equipment       1,118        33         --     2,462          1        --      3,614
                                           ------------------------------------------------------------------------
         Total revenues                       2,203     3,958      5,519     5,340      2,464       317     19,801

     COSTS AND EXPENSES
       Operations support                        32        20      2,838       880        536        38      4,344
       Depreciation and amortization            661     3,050      1,364       996        626        26      6,723
       Interest expense                          --        --         --        --         --     1,454      1,454
       Management fees to affiliate              54       196        276       157        175        --        858
       General and administrative expenses       13        --         57       655         88       827      1,640
       Provision for (revovery of) bad           --        --         --       123        (21)       --        102
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses               760     3,266      4,535     2,811      1,404     2,345     15,121
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs    (1,605)      129        826        --         --        29       (621)
                                           ------------------------------------------------------------------------
     Net income (loss)                     $   (162) $    821   $  1,810  $  2,529   $  1,060  $ (1,999)  $  4,059
                                           ========================================================================

     Total assets as of December 31, 2000  $ 11,807  $ 25,176   $ 10,551  $  1,254   $  4,116  $  3,304   $ 56,208
                                           ========================================================================


                                                      Marine     Marine
                                           Aircraft  Container   Vessel   Trailer    Railcar     All
     For the Year Ended December 31, 1999  Leasing   Leasing    Leasing   Leasing    Leasing    Other(2)    Total
                                           --------- ---------  --------- ---------  --------- ---------  -----------
     REVENUES
       Lease revenue                       $  1,517  $  2,520   $  7,763  $  4,228   $  2,665  $    739   $ 19,432
       Interest income and other                 29         1         --        --         31       216        277
       Gain (loss) on disposition of            977        --         --        30        (31)      164      1,140
     equipment
                                           ------------------------------------------------------------------------
         Total revenues                       2,523     2,521      7,763     4,258      2,665     1,119     20,849

     COSTS AND EXPENSES
       Operations support                       875         2      3,883       926        575        52      6,313
       Depreciation and amortization          1,318     2,449      2,481     1,557        735       473      9,013
       Interest expense                          --        --         --        --         --     1,672      1,672
       Management fees to affiliate              76       140        388       185        186         7        982
       General and administrative expenses       44        19         75       719         58       612      1,527
       Provision for bad debts                   --        --         --       201         20       594        815
                                           ------------------------------------------------------------------------
         Total costs and expenses             2,313     2,610      6,827     3,588      1,574     3,410     20,322
                                           ------------------------------------------------------------------------
     Minority interests                          --        (2)       116        --         --        --        114
     Equity in net income (loss) of USPEs     6,160         7       (192)       --         --        92      6,067
                                           ------------------------------------------------------------------------
                                           ------------------------------------------------------------------------
     Net income (loss)                     $  6,370  $    (84)  $    860  $    670   $  1,091  $ (2,199)  $  6,708
                                           ========================================================================

     Total assets as of December 31, 1999  $ 17,488  $ 18,001   $ 14,611  $  8,137   $  4,796  $  2,933   $ 65,966
                                           ========================================================================

----------

(1) Includes interest income and costs not identifiable to a particular segment, such as, interest expense, certain amortization, general and administrative, and operations support expenses. Also includes gain from the sale from an investment in an entity that owned a mobile offshore drilling unit. 2 Includes interest income and costs not identifiable to a particular segment, such as, interest expense, certain amortization, general and administrative, and operations support expenses. Also includes lease revenues and gain from the sale of modular buildings and portable heaters and net income from an investment in an entity that owned a mobile offshore drilling unit.





                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

5.   Operating Segments (continued)


                                                     Portable    Marine
                                           Aircraft   Heater     Vessel   Trailer    Railcar     All
     For the Year Ended December 31, 1998  Leasing   Leasing    Leasing   Leasing    Leasing    Other(3)    Total
                                           --------- ---------  --------- ---------  --------- ---------  -----------
     REVENUES
       Lease revenue                       $  2,021  $    764   $  7,078  $  4,685   $  2,742  $    561   $ 17,851
       Interest income and other                 --        --         --        --         20       360        380
       Gain (loss) on disposition of             --        --         --       (12)         9       (28)       (31)
     equipment
                                           ------------------------------------------------------------------------
         Total revenues                       2,021       764      7,078     4,673      2,771       893     18,200

     COSTS AND EXPENSES
       Operations support                       309        --      3,715       866        742        44      5,676
       Depreciation and amortization          2,212       525      3,312     1,935        870       607      9,461
       Interest expense                           4        --         --        --         --     1,664      1,668
       Management fees to affiliate             101        38        354       272        195        18        978
       General and administrative expenses       70       (15)       142       527         72       539      1,335
       Provision for (recovery of) bad            2        --         --        45        (30)     (109)       (92)
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             2,698       548      7,523     3,645      1,849     2,763     19,026
                                           ------------------------------------------------------------------------
     Minority interests                          --        --        137        --         --        20        157
     Equity in net income of USPEs            6,390        --         21        --         --        82      6,493
                                           ------------------------------------------------------------------------
                                           ------------------------------------------------------------------------
     Net income (loss)                     $  5,713  $    216   $   (287) $  1,028   $    922  $ (1,768)  $  5,824
                                           ========================================================================

     Total assets as of December 31, 1998  $ 25,510  $  3,570   $ 19,104  $  9,258   $  5,645  $ 13,450   $ 76,537

----------

(3) Includes interest income and costs not identifiable to a particular segment, such as, interest expense, certain amortization, general and administrative, and operations support expenses. Also includes lease revenues and direct expenses of marine containers and modular buildings, loss from the sale of modular buildings, and aggregate net income from an investment in an entity that owned a mobile offshore drilling unit.


6.   GEOGRAPHIC INFORMATION

The Partnership owns certain equipment that is leased and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

The Partnership leases or leased its aircraft, portable heaters, modular buildings, railcars, and trailers to lessees domiciled in five geographic regions: the United States, Canada, Iceland, South America, and Europe. Marine vessels, marine containers, and the mobile offshore drilling unit are leased to multiple lessees in different regions that operate worldwide.

The table below sets forth lease revenues by geographic region for the Partnership's owned equipment and investments in USPEs, grouped by domicile of the lessee as of and for the years ended December 31 (in thousands of dollars):

                                              Owned Equipment                      Investments in USPEs
                                    -------------------------------------  --------------------------------------

                 Region                 2000         1999        1998           2000         1999        1998
       ----------------------------  -------------------------------------   -------------------------------------
       United States                  $   3,152   $    6,719  $    6,826       $  2,124   $    2,124  $    1,783
       Canada                             2,188        1,345       1,413             --           --       1,151
       Iceland                               --           --          --            530           --          --
       South America                      1,085        1,085       2,021             --          394       1,231
       Europe                                --           --          --             --           --       1,560
       Rest of the world                  9,445       10,283       7,591          3,646        2,120       1,508
                                      -------------------------------------   -------------------------------------
                                      -------------------------------------   -------------------------------------
           Lease revenues             $  15,870   $   19,432  $   17,851       $  6,300   $    4,638  $    7,233
                                      =====================================   =====================================






                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

6.       GEOGRAPHIC INFORMATION (continued)


The following table sets forth net income (loss) information by region for the owned equipment and investments in USPEs for the years ended December 31 (in thousands of dollars):

                                              Owned Equipment                      Investments in USPEs
                                    -------------------------------------  --------------------------------------

                 Region                 2000         1999        1998           2000         1999        1998
       ----------------------------  -------------------------------------   -------------------------------------
       United States                  $   3,511   $     (419) $      479       $   (220)  $   (2,636) $   (3,272)
       Canada                             1,196          523         372              9           32       9,273
       Iceland                               --           --          --         (1,407)          --          --
       South America                        326        1,734         588             13        5,811         311
       Europe                                --           --          --             --        2,953          78
       Rest of the world                  1,676          962        (369)           984          (93)        103
                                      -------------------------------------   -------------------------------------
         Regional income                  6,709        2,800       1,070           (621)       6,067       6,493
       Administrative and other          (2,029)      (2,159)     (1,739)            --           --          --
                                      -------------------------------------   -------------------------------------
         Net income (loss)            $   4,680   $      641  $     (669)      $   (621)  $    6,067  $    6,493
                                      =====================================   =====================================

The net book value of these assets as of December 31, are as follows (in thousands of dollars):

                                              Owned Equipment                      Investments in USPEs
                                    -------------------------------------  --------------------------------------

                 Region                 2000         1999        1998           2000         1999        1998
       ----------------------------  -------------------------------------   -------------------------------------
       United States                 $    2,582  $   11,218   $  19,248      $   4,651   $   14,847  $   10,350
       Canada                             2,503       2,371       2,554             --          201         363
       Iceland                               --          --          --          6,497           --          --
       South America                        410       1,026       3,061             --           (3)      4,341
       Europe                                --          --          --             --           --       4,102
       Rest of the world                 31,023      19,498      25,963          3,541       12,798       3,661
                                     -------------------------------------   -------------------------------------
             Net book value          $   36,518  $   34,113   $  50,826      $  14,689   $   27,843  $   22,817

7.   DEBT

In December 1995, the Partnership entered into an agreement to issue long-term notes totaling $23.0 million to five institutional investors. The notes bear interest at a fixed rate of 7.27% per annum and have a final maturity in 2005. During 1995, the Partnership paid lender fees of $0.2 million in connection with this loan. The Partnership's wholly and partially owned equipment is used as collateral to the notes.

Interest on the notes is payable semiannually. The notes will be repaid in five principal payments of $3.0 million on December 31, 1999, 2000, 2001, 2002, and 2003 and in two principal payments of $4.0 million on December 31, 2004 and 2005. The agreement requires the Partnership to maintain certain financial covenants related to fixed-charge coverage and maximum debt. Proceeds from the notes were used to fund additional equipment acquisitions.

The General Partner estimates, based on recent transactions, that the fair value of the $17.0 million fixed-rate note is $15.2 million.

The Partnership made the regularly scheduled principal payments and semiannual interest payments to the lenders of the notes during 2000.

The Partnership's warehouse facility, which was shared with PLM Equipment Growth Fund VI, Professional Lease Management Income Fund I, LLC, and TEC Acquisub, Inc., an indirect wholly owned





                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

7.   DEBT (continued)

subsidiary of the General Partner, expired on September 30, 2000. The General Partner is currently negotiating with a new lender for a $15.0 million warehouse credit facility with similar terms as the facility that expired. The General Partner believes the facility will be completed during the first half of 2001.

8.   CONCENTRATIONS OF CREDIT RISK

No single Partnership lessee accounted for 10% or more of the total consolidated revenues for the owned equipment and partially owned equipment during the past three years ended December 31, 2000, 1999 or 1998. In 1999, however, AAR Allen Group International purchased a commercial aircraft from the Partnership and the gain from the sale accounted for 17% of total revenues from wholly- and partially-owned equipment during 1999. In 1998, Triton Aviation Services, Ltd. purchased three commercial aircraft from the Partnership and the gain from the sale accounted for 26% of total revenues from wholly- and partially-owned equipment during 1998.

As of December 31, 2000 and 1999, the General Partner believed the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

9.   INCOME TAXES

The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

As of December 31, 2000, the financial statement carrying amount of assets and liabilities was approximately $35.8 million lower than the federal income tax basis of such assets and liabilities, primarily due to differences in depreciation methods, equipment reserves, provisions for bad debts, lessees' prepaid deposits, and the tax treatment of underwriting commissions and syndication costs.

10.  CONTINGENCIES

PLM International, (the Company) and various of its wholly owned subsidiaries are defendants in a class action lawsuit filed in January 1997 and which is pending in the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) (the court). The named plaintiffs are six individuals who invested in PLM Equipment Growth Fund IV (Fund IV), PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI (Fund VI), and PLM Equipment Growth & Income Fund VII (Fund VII), collectively (the Funds), each a California limited partnership for which the Company's wholly owned subsidiary, PLM Financial Services, Inc. (FSI), acts as the General Partner.

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

In June 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No.987062 (the Romei action). The plaintiff is an investor in Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in the Funds. The complaint alleges the same facts and the same causes of action as in the Koch action, plus additional causes of action against all of the defendants, including alleged unfair and deceptive practices

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

10.  CONTINGENCIES (continued)

and violations of state securities law. In July 1997, defendants filed a petition (the petition) in federal district court under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims. In October 1997, the district court denied the Company' s petition, but in November 1997, agreed to hear the Company's motion for reconsideration. Prior to reconsidering its order, the district court dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution.

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

The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Funds' equipment, (b) the extension (until December 31, 2004) of the period during which FSI can reinvest the Funds' funds in additional equipment, (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease negotiation fees) that FSI is entitled to earn in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; (d) a one-time repurchase by each of Fund V, Fund VI and Fund VII of up to 10% of that partnership's outstanding units for 80% of net asset value per unit; and (e) the deferral of a portion of the management fees paid to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Funds. Subject to final court approval, these proposed changes would be made as amendments to each Fund's limited partnership agreement if less than 50% of the limited partners of each Fund vote against such amendments. The equitable settlement also provides for payment of additional attorneys' fees to the plaintiffs' attorneys from Fund funds in the event, if ever, that certain performance thresholds have been met by the Funds. The equitable settlement class consists of all investors, limited partners, assignees or unit holders who on August 30, 2000 held any units in Fund V, Fund VI, and Fund VII, and their assigns and successors in interest.

The court preliminarily approved the monetary and equitable settlements in August 2000, and information regarding each of the settlements was sent to class members in September 2000. The monetary settlement remains subject to certain conditions, including final approval by the court following a final fairness hearing. The equitable settlement remains subject to certain conditions, including judicial approval of the proposed amendments and final approval of the equitable settlement by the court following a final fairness hearing.

A final fairness hearing was held on November 29, 2000 and the parties await the court's decision. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

The Company is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition of the Partnerhsip.






                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

11.  QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 (in thousands of dollars, except weighted-average unit amounts):

                                  March             June            September         December
                                   31,               30,               30,               31,              Total
                             -----------------------------------------------------------------------------------------

   Operating results:
     Total revenues           $       4,794   $         4,095   $         6,801   $         4,111   $        19,801
     Net income (loss)                  904               (47)            3,326              (124)            4,059

   Per weighted-average
     limited partnership unit:

      Net income (loss)       $        0.15   $         (0.03)  $          0.60   $         (0.05)  $          0.67


The following is a summary of the quarterly results of operations for the years ended December 31, 1999 (in thousands of dollars, except weighted-average unit amounts):

                                     March             June            September         December
                                      31,               30,               30,               31,              Total
                                -----------------------------------------------------------------------------------------

      Operating results:
        Total revenues            $      5,285   $         5,245   $         5,229   $         5,090   $        20,849
        Net income (loss)                3,185             4,711              (933)             (255)            6,708

      Per weighted-average limited
         partnership unit:

         Net income (loss)        $       0.57   $          0.86   $         (0.20)  $         (0.07)  $          1.16


12.  SUBSEQUENT EVENTS

Trans World Airlines (TWA), a current lessee, filed for bankruptcy protection under Chapter 11 in January 2001. As of December 31, 2000, TWA currently has unpaid lease payments to the Partnership outstanding totalling $0.8 million. American Airlines (AA) has proposed an acquisition of TWA that is being reviewed by the United States Justice Department. The General Partner and AA are currently in the process of negotiating an equitable settlement for all parties..

In February 2001, PLM International, the parent of the General Partner, announced that MILPI Acquisition Corp. (MILPI) completed its cash tender offer for the outstanding common stock of PLM International. To date, MILPI has acquired 83% of the common shares outstanding. MILPI will complete its acquisition of PLM International by effecting a merger of PLM International into MILPI under Delaware law. The merger is expected to be completed after MILPI obtains approval of the merger by PLM International's shareholders pursuant to a special shareholders' meeting which is expected to be held during the first half of 2001.






                     PLM EQUIPMENT GROWTH & INCOME FUND VII

                               INDEX OF EXHIBITS


Exhibit                                                                 Page

  4.     Limited Partnership Agreement of Partnership.                   *

  4.1    First Amendment to the Third Amendment and Restated
         Limited Partnership Agreement                                 50-51

  4.2    Second Amendment to the Third Amendment and Restated
         Limited Partnership Agreement                                 52-53

  4.3    Third Amendment to the Third Amendment and Restated
         Limited Partnership Agreement                                 54-55

 10.1    Management Agreement between Partnership and PLM
          Investment Management, Inc.                                     *

 10.2    Note Agreement, dated as of December 1, 1995, regarding
         $23.0 million of 7.27% senior notes due December 21, 2005.       *

 24.     Powers of Attorney.                                           56-58

         Financial Statements required under Regulation S-X Rule 3-09:

 99.1    Boeing 767.                                                   59-67

 99.2    Canadian Air Trust #2.                                        68-76

 99.3    Canadian Air Trust #3.                                        77-85

 99.4    TAP Trust.                                                    86-94

 99.5    TWA Trust S/N 49183.                                          95-103

 99.6    Boeing 737-200 Trust S/N 24700.                               103-112







* Incorporated by reference. See pages 27 and 28 of this report.