Form 10-Q
period 2001-03-31
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 2001-05-09
CIK 895234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the fiscal quarter ended March 31, 2001


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

                             -----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)


                                                                               March 31,          December 31,
                                                                                 2001                2000
                                                                           --------------------------------------
  Assets

  Equipment held for operating leases, at cost                             $       79,773       $       71,632
  Less accumulated depreciation                                                   (37,112)             (35,114)
                                                                           --------------------------------------
    Net equipment                                                                  42,661               36,518
  Cash and cash equivalents                                                         1,489                2,941
  Restricted cash                                                                     203                  194
  Accounts receivable, less allowance for doubtful accounts
      of $50 in 2001 and $27 in 2000                                                1,513                1,502
  Investments in unconsolidated special-purpose entities                           14,003               14,689
  Deferred charges, net of accumulated amortization
      of $234 in 2001 and $209 in 2000                                                289                  264
  Prepaid expenses and other assets                                                   103                  100
                                                                           --------------------------------------
        Total assets                                                       $       60,261       $       56,208
                                                                           ======================================

  Liabilities and partners' capital

  Liabilities:
  Accounts payable and accrued expenses                                    $          507       $          411
  Due to affiliates                                                                 1,206                1,182
  Lessee deposits and reserve for repairs                                             957                  900
  Short-term notes payable to affiliate                                             5,500                   --
  Notes payable                                                                    17,000               17,000
                                                                           --------------------------------------
    Total liabilities                                                              25,170               19,493

  Partners' capital:
  Limited partners (5,323,569 limited partnership units as of
      March 31, 2001 and December 31, 2000)                                        35,091               36,715
  General Partner                                                                      --                   --
                                                                           --------------------------------------
    Total partners' capital                                                        35,091               36,715
                                                                           --------------------------------------
        Total liabilities and partners' capital                            $       60,261       $       56,208
                                                                           ======================================







                 See accompanying notes to financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)

                                                                                    For the Three Months
                                                                                       Ended March 31,
                                                                                    2001            2000
                                                                                ------------------------------
  Revenues

  Lease revenue                                                                 $    3,991        $   3,657
  Interest and other income                                                             77               41
  Net gain on disposition of equipment                                                   2            1,096
                                                                                ------------------------------
    Total revenues                                                                   4,070            4,794
                                                                                ------------------------------
  Expenses

  Depreciation and amortization                                                      2,025            1,437
  Repairs and maintenance                                                              368              480
  Equipment operating expenses                                                         372              449
  Insurance expenses                                                                   164               68
  Management fees to affiliate                                                         208              201
  Interest expense                                                                     324              368
  General and administrative expenses to affiliates                                    183              238
  Other general and administrative expenses                                            233              150
  Provision for bad debts                                                               23               51
                                                                                ------------------------------
    Total expenses                                                                   3,900            3,442
                                                                                ------------------------------
  Equity in net loss of unconsolidated special-purpose entities                       (372)            (448)
                                                                                ------------------------------
  Net income (loss)                                                             $     (202)       $     904
                                                                                ==============================
  Partners' share of net income (loss)

  Limited partners                                                              $     (328)       $     778
  General Partner                                                                      126              126
                                                                                ------------------------------
  Total                                                                         $     (202)       $     904
                                                                                ==============================
  Limited partners' net income (loss) per
      weighted-average limited partnership unit                                 $    (0.06)       $    0.15
                                                                                ==============================
  Cash distribution                                                             $    1,422        $   2,407
                                                                                ==============================
  Cash distribution per weighted-average
      limited partnership unit                                                  $     0.24        $    0.43
                                                                                ==============================

                 See accompanying notes to financial statements.

                                   PLM EQUIPMENT GROWTH & INCOME FUND VII
                                          (A Limited Partnership)
                               STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
                             the period from December 31, 1999 to March 31, 2001
                                         (in thousands of dollars)

                                                             Limited              General
                                                             Partners             Partner               Total
                                                           -------------------------------------------------------
    Partners' capital as of December 31, 1999              $   42,747            $    --             $   42,747

  Net income                                                    3,555                504                  4,059

  Purchase of limited partnership units                            (3)                --                     (3)

  Cash distribution                                            (9,584)              (504)               (10,088)
                                                           -------------------------------------------------------

    Partners' capital as of December 31, 2000                  36,715                 --                 36,715


  Net income (loss)                                              (328)               126                   (202)


  Cash distribution                                            (1,296)              (126)                (1,422)
                                                           -------------------------------------------------------


    Partners' capital as of March 31, 2001                 $   35,091            $    --             $   35,091
                                                           =======================================================


                 See accompanying notes to financial statements.

                                       PLM EQUIPMENT GROWTH & INCOME FUND VII
                                              (A Limited Partnership)
                                              STATEMENTS OF CASH FLOWS
                                             (in thousands of dollars)
                                                                                        For the Three Months
                                                                                          Ended March 31,
                                                                                         2001            2000
                                                                                     -----------------------------
Operating activities

Net income (loss)                                                                     $     (202)     $      904
Adjustments to reconcile net income (loss)

      to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                            2,025           1,437
  Net gain on disposition of equipment                                                        (2)         (1,096)
  Equity in net loss from unconsolidated special-purpose entities                            372             448
  Changes in operating assets and liabilities:
    Restricted cash                                                                           (9)            92
    Accounts receivable, net                                                                 (26)            (38)
    Prepaid expenses and other assets                                                         (3)              7
    Accounts payable and accrued expenses                                                     96             316
    Due to affiliates                                                                         24              96
    Lessee deposits and reserve for repairs                                                   57            (461)
                                                                                     -----------------------------
      Net cash provided by operating activities                                            2,332           1,705
                                                                                     -----------------------------
Investing activities

Payments for purchase of equipment and capitalized improvements                           (8,009)           (937)
Investment in and equipment purchased and placed in
    unconsolidated special purpose entities                                                  (86)             --
Distribution from unconsolidated special-purpose entities                                    399           1,317
Payments for acquisition fees to affiliate                                                  (135)             --
Payments for lease negotiation fees to affiliate                                             (50)             --
Proceeds from disposition of equipment                                                        19           2,530
                                                                                     -----------------------------
      Net cash (used in) provided by investing activities                                 (7,862)          2,910
                                                                                     -----------------------------
Financing activities

Proceeds from short-term notes payable to affiliate                                        5,500              --
Cash distribution paid to limited partners                                                (1,296)         (2,281)
Cash distribution paid to General Partner                                                   (126)           (126)
Purchase of limited partnership units                                                         --              (3)
                                                                                     -----------------------------
      Net cash provided by (used in) financing activities                                  4,078          (2,410)
                                                                                     -----------------------------

Net (decrease) increase in cash and cash equivalents                                      (1,452)          2,205
Cash and cash equivalents at beginning of period                                           2,941           2,495
                                                                                     -----------------------------
Cash and cash equivalents at end of period                                            $    1,489      $    4,700
                                                                                     =============================

                 See accompanying notes to financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth & Income Fund VII (the Partnership) as of March 31, 2001 and December 31, 2000, the statements of operations for the three months ended March 31, 2001 and 2000, the statements of changes in partners' capital for the period from December 31, 1999 to March 31, 2001, and the statements of cash flows for the three months ended March 31, 2001 and 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, on file at the Securities and Exchange Commission.

2.   Schedule of Partnership Phases

Beginning in the Partnership's seventh year of operations, which commences on January 1, 2002, the General Partner will stop purchasing additional equipment. Surplus cash, if any, less reasonable reserves, will be distributed to the partners. Beginning in the Partnership's ninth year of operations, which commences on January 1, 2004, the General Partner intends to begin an orderly liquidation of the Partnership's assets. The General Partner anticipates that the liquidation of the assets will be completed by the end of the Partnership's twelfth year of operations. The Partnership will terminate on December 31, 2013, unless terminated earlier upon sale of all equipment and by certain other events.

3.   Cash Distributions

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three months ended March 31, 2001 and 2000, cash distributions totaled $1.4 million and $2.4 million, respectively. Cash distributions of $1.3 million and $1.5 million to the limited partners during the three months ended March 31, 2001 and 2000, respectively, were deemed to be a return of capital.

4.   Transactions with General Partner and Affiliates


The balance due to affiliates as of March 31, 2001 included $0.2 million due to FSI and its affiliates for management fees, $43,000 for administrative expenses, and $1.0 million due to affiliated unconsolidated special-purpose entities (USPEs). The balance due to affiliates as of December 31, 2000 included $0.1 million due to FSI and its affiliates for management fees and $1.0 million due to an affiliated USPE.


During the three months ended March 31, 2001, short-term notes payable to affiliate increased $5.5 million to fund the Partnership's purchase of marine containers during the first quarter of 2001. The General Partner charged the Partnership market interest rates on the outstanding balance of the short-term notes totaling $15,000 for the three months ended March 31, 2001.

The Partnership's proportional share of USPE-affiliated management fees of $0.1 million were payable as of March 31, 2001 and December 31, 2000.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

4.   Transactions with General Partner and Affiliates (continued)

The Partnership's proportional share of the affiliated expenses incurred by the USPEs during 2001 and 2000 is listed in the following table (in thousands of dollars):

                                                       For the Three Months
                                                         Ended March 31,
                                                       2001           2000
                                                    ---------------------------
  Management fees                                   $      59      $      81
  Data processing and administrative
     expenses                                              41             23

The Partnership and USPEs accrued or paid FSI $0.2 million and $15,000 for equipment acquisition and lease negotiation fees during the three months ended March 31, 2001 and 2000, respectively.

5.   Equipment

The components of owned equipment were as follows (in thousands of dollars):

                                                  March 31,         December 31,
                                                   2001                2000
                                               ---------------------------------

  Marine containers                            $   38,726          $    30,599
  Marine vessels                                   22,212               22,212
  Rail equipment                                    9,594                9,580
  Aircraft                                          5,483                5,483
  Trailers                                          3,758                3,758
                                               -----------         ------------
                                                   79,773               71,632
  Less accumulated depreciation                   (37,112)             (35,114)
                                               -----------         ------------
      Net equipment                            $   42,661          $    36,518
                                               ===========         ============

As of March 31, 2001, all owned equipment in the Partnership's portfolio was on lease except for 7 railcars. As of December 31, 2000, all owned equipment in the Partnership's portfolio was on lease except for 23 railcars. The net book value of the equipment off lease was $0.1 million and $0.2 million as of March 31, 2001 and December 31, 2000, respectively.

During the three months ended March 31, 2001, the Partnership purchased marine containers for $8.0 million and paid acquisition fees of $0.1 million to FSI.


During the three months ended March 31, 2001, the Partnership disposed of a marine container with a net book value of $2,000 for proceeds of $4,000. During the three months ended March 31, 2000, the Partnership disposed of a commercial aircraft, a railcar, and trailers with an aggregate net book value of $1.3 million for proceeds of $2.4 million.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

6.   Investments in Unconsolidated Special-Purpose Entities

The net investments in USPEs includes the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):
                                                                                      March 31,      December 31,
                                                                                        2001             2000
                                                                                   -------------------------------
38% interest in a trust owning a Boeing 737-300 Stage III commercial aircraft      $    6,515        $    6,497
50% interest in a trust owning a MD-82 Stage III commercial aircraft                    3,524             3,751
80% interest in an entity owning a dry bulk-carrier marine vessel                       3,403             3,482
50% interest in a trust owning a MD-82 Stage III commercial aircraft                      561               900
44% interest in an entity that owned a dry bulk-carrier marine vessel                      --                59
                                                                                   ---------------   -------------
           Net investments                                                          $  14,003        $   14,689
                                                                                   ===============   =============

As of March 31, 2001 and December 31, 2000, all jointly-owned equipment in the Partnership's USPE portfolio was on lease.

7.   Operating Segments

The Partnership operates in five primary operating segments: marine vessel leasing, trailer leasing, aircraft leasing, railcar leasing, and marine container leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The following  tables present a summary of the operating  segments (in thousands of dollars):
                                            Marine                                    Marine
     For the three months ended             Vessel   Trailer    Aircraft  Railcar    Container
         March 31, 2001                    Leasing   Leasing    Leasing   Leasing    Leasing    Other1      Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------
     Revenues
       Lease revenue                       $  1,463  $    170   $    271  $    611   $  1,476  $     --   $  3,991
       Interest income and other                 --        --         --        --         --        77         77
       Gain on disposition of equipment          --        --         --        --          2        --          2
                                           ------------------------------------------------------------------------
         Total revenues                       1,463       170        271       611      1,478        77      4,070

     Costs and expenses
       Operations support                       596        63          4       163         18        60        904
       Depreciation and amortization            310        52        154       135      1,367         7      2,025
       Interest expense                          --        --         --        --         --       324        324
       Management fees to affiliate              73         9         14        39         73        --        208
       General and administrative expenses       14        22          4        16         --       360        416
       Provision for (recovery of) bad debts     --        (3)        --        18          8        --         23
                                           ------------------------------------------------------------------------
         Total costs and expenses               993       143        176       371      1,466       751      3,900
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs       107        --       (479)      --         --        --        (372)
                                           ------------------------------------------------------------------------
     Net income (loss)                     $    577  $     27   $   (384) $    240   $     12  $   (674)  $   (202)
                                           ========================================================================

     Total assets as of March 31, 2001     $ 10,189  $  1,194   $ 11,136  $  4,000   $ 31,862  $  1,880   $ 60,261

                                           ========================================================================

--------------------------------------
1 Includes interest income and costs not identifiable to a particular segment, such as, interest expense, and certain amortization, general and administrative, and operations support expenses.

                                       PLM EQUIPMENT GROWTH & INCOME FUND VII
                                              (A Limited Partnership)
                                           NOTES TO FINANCIAL STATEMENTS
                                                   March 31, 2001

7.   Operating Segments (continued)

                                            Marine                                    Marine
     For the three months ended             Vessel   Trailer    Aircraft  Railcar    Container
         March 31, 2000                    Leasing   Leasing    Leasing   Leasing    Leasing    Other2      Total
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
                                           ========================================================================

8.   Net Income (Loss) Per Weighted-Average Partnership Unit

Net income (loss) per weighted-average Partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three months ended March 31, 2001 and 2000 was 5,323,569 and 5,323,734, respectively.

9.   Contingencies

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

------------------------------------
2 Includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative, and operations support expenses. Also includes net loss from an investment in an entity that owned a mobile offshore drilling unit.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

9.   Contingencies (continued)

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

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

9.   Contingencies (continued)

A final fairness hearing was held on November 29, 2000, and on April 25, 2001 the federal magistrate judge assigned to the case entered a Report and
Recommendation recommending final approval of the monetary and equitable settlements to the federal district court judge. Any objector to the settlement may file objections to the Report and Recommendation. The Report and
Recommendation, along with any objections, will be reviewed by the district court judge, who may approve, reject or modify any of the magistrate judge's findings or recommendations, and who may also receive further evidence or recommit the matter to the magistrate judge. The parties await the district court's ruling on the Report and Recommendation. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.


The Company is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition of the Partnership.

10.  Subsequent Event


During April 2001, the General Partner entered into a joint $15.0 million credit facility on behalf of the Partnership, PLM Equipment Growth Fund VI (EGF VI), Professional Lease Management Income Fund I (Fund I), and Acquisub LLC (ACQ), a wholly owned subsidiary of PLM International which is the parent company of FSI. The facility provides interim financing of up to 100% of the aggregate book value of eligible equipment owned by the Partnership, as defined in the credit agreement. The Partnership, EGF VI, Fund I, and ACQ collectively may borrow up to $15.0 million of this facility. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than April 12, 2002. Interest accrues at either the prime rate or adjusted LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLM International.


                      (This space intentionally left blank)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of the PLM Equipment Growth & Income Fund VII's (the Partnership's) Operating Results for the Three Months Ended March 31, 2001 and 2000

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment increased during the three months ended March 31, 2001, compared to the same period of 2000. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 7 to the unaudited financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                       For the Three Months
                                                          Ended March 31,
                                                       2001             2000
                                                    ----------------------------

  Marine containers                                 $  1,458           $  599
  Marine vessels                                         867              610
  Railcars                                               448              543
  Aircraft                                               267              262
  Trailers                                               107              656

Marine containers: Lease revenues and direct expenses for marine containers were $1.5 million and $18,000 respectively, for the three months ended March 31, 2001, compared to $0.6 million and $2,000, respectively, during the same period of 2000. An increase in lease revenues of $0.3 million was due to the transfer of the Partnership's interest in an entity that owned marine containers from an unconsolidated special-purpose entity (USPE) to owned equipment during 2000. Additionally, an increase of $0.6 million was due to the purchase of additional equipment during the first quarter of 2001.

Marine vessels: Marine vessel lease revenues and direct expenses were $1.5 million and $0.6 million, respectively, for the three months ended March 31, 2001, compared to $1.3 million and $0.6 million, respectively, during the same period of 2000. Marine vessel lease revenues increased $0.2 million during the three months ended March 31, 2001 The increase in lease revenues was caused by the required dry docking of one of the Partnership's two wholly owned marine vessels during the first quarter of 2000 which was not required during the same period of 2001. During 2000, the marine vessel was off-lease while undergoing dry docking and was not earning any lease revenues.


Railcars: Railcar lease revenues and direct expenses were $0.6 million and $0.2 million, respectively, for the three months ended March 31, 2001, compared to $0.6 million and $0.1 million, respectively, during the same period of 2000. A decrease in railcar lease revenues of $37,000 was due to lower re-lease rates earned on existing railcars whose leases expired during 2001. An increase in railcar repairs of $0.1 million was due to higher repairs during the three months ending March 31, 2001 compared to the same period of 2000.


Aircraft: Aircraft lease revenues and direct expenses were $0.3 million and $4,000, respectively, for the three months ended March 31, 2001, compared to $0.3 million and $9,000, respectively, during the same period of 2000.

Trailers: Trailer lease revenues and direct expenses were $0.2 million and $0.1 million, respectively, for the three months ended March 31, 2001, compared to $0.9 million and $0.2 million, respectively, during the same period of 2000. A decrease in trailer contribution of $0.5 million was due to the sale of 78% of the Partnership's trailers during 2000.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.0 million for the three months ended March 31, 2001 increased from $2.4 million for the same period in 2000. Significant variances are explained as follows:

     (i) A $0.6 million increase in depreciation and amortization expenses from 2000 levels reflects an increase of $0.7 million in depreciation and amortization expenses resulting from the purchase of additional equipment during 2001 and 2000 and an increase of $0.2 million resulting from the transfer of the Partnership's interest in an entity that owned marine containers from a USPE to owned equipment during 2000. These increases were offset, in part, by the decrease of $0.1 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a decrease of $0.3 million due to the sale of equipment during 2001 and 2000.

     (ii) A $28,000 increase in general and administrative expenses during the three months ended March 31, 2001 was due to an increase of $0.1 million resulting from allocations by the General Partner due to severance costs related to staff reductions offset, in part, by lower costs of $0.2 million resulting from the sale of 78% of the Partnership's trailers during 2000 compared to the same period of 2000.

     (iii) A $44,000 decrease in interest expense was due to a lower average outstanding debt balance in the first quarter of 2001 when compared to the same period of 2000.

     (iv) A $28,000 decrease in the provision for bad debts based on the General Partner's evaluation of the collectability of receivables compared to the same period of 2000.


(C)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the first quarter of 2001 totaled $2,000, and resulted from the sale of a marine container with an aggregate net book value of $2,000 for proceeds of $4,000. The net gain on disposition of equipment for the first quarter of 2000 totaled $1.1 million, and resulted from the sale of a commuter aircraft, a railcar, and trailers with an aggregate net book value of $1.3 million for proceeds of $2.4 million.

(D)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                     For the Three Months
                                                        Ended March 31,
                                                    2001              2000
                                                  ----------------------------

  Marine vessels                                  $    107         $   (108)
  Aircraft                                            (479)            (393)
  Marine containers                                     --               54
  Mobile offshore drilling unit                         --               (1)
                                                  ----------       -----------
    Equity in net loss of USPEs                   $   (372)        $   (448)
                                                  ==========       ===========

Marine vessels: During the three months ended March 31, 2001, lease revenues of $0.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.4 million. During the same period of 2000, lease revenues of $0.7 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.9 million.

The decrease in marine vessel lease revenues of $0.2 million and depreciation expense, direct expenses, and administrative expenses of $0.2 million during the three months ended March 31, 2001, was caused by the sale of one of the Partnership's entities that owned a marine vessel during 2000. Depreciation expense, direct expenses, and administrative expenses decreased an additional $0.2 million caused by lower operating expenses of $0.1 million and a refund of $0.1 million for marine vessel fuel during the three months ended March 31, 2001, a similar event did not occur during the same period of 2000.

Aircraft: During the three months ended March 31, 2001, lease revenues of $0.7 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.1 million. During the same period of 2000, lease revenues of $0.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.9 million. Lease revenues increased $0.1 million due to a Boeing 737-300 being on-lease in the first quarter of 2001 that was off-lease during the same period of 2000.

The increase in expenses of $0.2 million was due to required repairs and maintenance of $0.3 million to the Boeing 737-300 that were not required during the same period of 2000 offset in part, by $0.1 million in lower depreciation expense as the result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine containers: During 2000, the Partnership's interest in an entity that owned marine containers was transferred to owned equipment.

(E)  Net Income (Loss)

As a result of the foregoing, the Partnership had a net loss of $0.2 million for the three months ended March 31, 2001, compared to net income of $0.9 million during the same period of 2000. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the first quarter of 2001 is not necessarily indicative of future periods. In the first quarter of 2001, the Partnership distributed $1.3 million to the limited partners, or $0.24 per weighted-average limited partnership unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the three months ended March 31, 2001, the Partnership generated operating cash of $2.7 million (net cash provided by operating activities, plus non-liquidating distributions from USPEs) to meet its operating obligations and make distributions (total for three months ended March 31, 2001 of approximately $1.4 million) to the partners.

During the three months ended March 31, 2001, the Partnership disposed of a marine container for proceeds of $4,000 and collected unpaid sales proceeds in accounts receivable at December 31, 2000 of $15,000.

During the three months ended March 31, 2001, the Partnership purchased marine containers for $8.0 million and paid acquisition and lease negotiation fees of $0.2 million to the General Partner for this equipment.

Investments in USPEs decreased $0.7 million during the three months ended March 31, 2000 due to cash distributions of $0.4 million to the Partnership from the USPEs and a $0.4 million loss that was recorded from operations from the Partnership's equity interests in USPEs.

Accounts payable increased $0.1 million during the three months ended March 31, 2001 due to an increase of trade payables resulting from the accrual of interest expense due to the lender of the notes payable which is due to be paid semi-annually.

During the three months ended March 31, 2001, short-term notes payable to affiliates increased $5.5 million to fund the Partnership's purchase of marine containers.

During the three months ended March 31, 2001, lessee deposits and reserve for repairs increased $0.1 million due to an increase in the reserve for a marine vessel dry docking of $32,000 and an increase in the reserve for aircraft engine repairs of $25,000.

The Partnership is scheduled to make an annual debt payment of $3.0 million to the lenders of the notes payable on December 31, 2001. The cash for this payment will come from operations and proceeds from equipment sales.

During April 2001, the General Partner entered into a joint $15.0 million credit facility on behalf of the Partnership, PLM Equipment Growth & Income Fund VII (EGF VII), Professional Lease Management

Income Fund I (Fund I), and Acquisub LLC (ACQ), a wholly owned subsidiary of PLM International which is the parent company of FSI. The facility provides interim financing of up to 100% of the aggregate book value of eligible equipment owned by the Partnership, as defined in the credit agreement. The Partnership, EGF VII, Fund I, and ACQ collectively may borrow up to $15.0 million of this facility. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than April 12, 2002. Interest accrues at either the prime rate or adjusted LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLM International.

(III)    OUTLOOK FOR THE FUTURE

Several factors may affect the Partnership's operating performance in 2001 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors.

Factors affecting the Partnership's contribution during the remainder of 2001 and beyond include:

1. Marine vessel bulk-carrier freight rates are dependent upon the overall condition of the international economy. Two of the Partnership's marine vessels have fixed-rate leases that will expire during 2001 exposing them to re-leasing and re-pricing activity. Freight rates earned by the Partnership's remaining marine vessel began to show signs of improvement during the later half of 2000 and, in the absence of new additional orders, would be expected to continue and stabilize over the next one to two years.

2. Railcar loadings in North America for the first quarter of 2001 are below those of 2000. This decrease has led to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

3. The cost of new marine containers have been at historic lows for the past several years which has caused downward pressure on per diem lease rates for this type of equipment. Although, there was some upward pressure on container prices during the fourth quarter of 2000, this trend was reversed during the first quarter of 2001.

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

The Partnership intends to use excess cash flow, if any, after payment of operating expenses, principal and interest on debt, and cash distributions to the partners, to acquire additional equipment during the first seven years of Partnership operations, which concludes December 31, 2001. The General Partner believes that these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the three months ended March 31, 2001, 83% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessee's. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees' currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.



                      (This space intentionally left blank)

                          PART II -- OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

           (a)    Exhibits


           10.1 Warehousing Credit Agreement among PLM International, Inc., PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC., and Imperial Bank and PFF Bank and Trust dated April 13, 2001.


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



                                        PLM EQUIPMENT GROWTH & INCOME FUND VII

                                        By:      PLM Financial Services, Inc.
                                                 General Partner




Date:  May 7, 2001                      By:      /s/ Richard K Brock
                                                 -------------------
                                                 Richard K Brock
                                                 Vice President and
                                                 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               PLM EQUIPMENT GROWTH & INCOME FUND VII

                               By:      PLM Financial Services, Inc.
                                        General Partner




Date: May 7, 2001              By:
                                        -----------------------------------
                                        Richard K Brock
                                        Vice President and
                                        Chief Financial Officer