Form 10-Q
period 2001-06-30
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 2001-08-10
CIK 895234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended June 30, 2001


     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to


                         Commission file number 0-26594
                             -----------------------




                     PLM EQUIPMENT GROWTH & INCOME FUND VII
             (Exact name of registrant as specified in its charter)


              California                                      94-3168838
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)

   120 Montgomery Street, Suite 1350
           San Francisco, CA                                     94104
         (Address of principal                                (Zip code)
          executive offices)


       Registrant's telephone number, including area code: (415) 445-3201
                             -----------------------


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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                              June 30,          December 31,
                                                                               2001                2000
                                                                         -----------------------------------
ASSETS
Equipment held for operating leases, at cost                             $       79,758        $       71,632
Less accumulated depreciation                                                   (39,101)              (35,114)
                                                                         ---------------------------------------
  Net equipment                                                                  40,657                36,518

Cash and cash equivalents                                                         3,850                 2,941
Restricted cash                                                                     211                   194
Accounts receivable, less allowance for doubtful accounts
    of $52 in 2001 and $27 in 2000                                                1,691                 1,502
Investments in unconsolidated special-purpose entities                           10,063                14,689
Deferred charges, net of accumulated amortization
    of $256 in 2001 and $209 in 2000                                                267                   264
Prepaid expenses and other assets                                                    68                   100
                                                                         ---------------------------------------

      Total assets                                                       $       56,807        $       56,208
                                                                         =======================================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                    $          218        $          411
Due to affiliates                                                                   501                 1,182
Lessee deposits and reserve for repairs                                           1,137                   900
Notes payable                                                                    17,000                17,000
                                                                         ---------------------------------------
  Total liabilities                                                              18,856                19,493

Partners' capital:
Limited partners (5,323,569 limited partnership units as of
    June 30, 2001 and December 31, 2000)                                         37,951                36,715
General Partner                                                                      --                    --
                                                                         ---------------------------------------
  Total partners' capital                                                        37,951                36,715
                                                                         ---------------------------------------

      Total liabilities and partners' capital                            $       56,807        $       56,208
                                                                         =======================================

















                 See accompanying notes to financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)

                                                     For the Three Months                For the Six Months
                                                        Ended June 30,                     Ended June 30,
                                                     2001            2000              2001            2000
                                                   --------------------------------------------------------------
REVENUES

Lease revenue                                      $  4,128       $  4,047          $   8,119       $   7,704
Interest and other income                                59             58                136              99
Net gain (loss) on disposition of equipment              12            (10)                14           1,086
                                                   --------------------------------------------------------------
    Total revenues                                    4,199          4,095              8,269           8,889
                                                   --------------------------------------------------------------

EXPENSES

Depreciation and amortization                         2,015          1,535              4,040           2,972
Repairs and maintenance                                 395            667                763           1,146
Equipment operating expense                             414            410                786             860
Insurance expense                                        54            124                218             192
Management fees to affiliate                            222            209                430             410
Interest expense                                        366            359                690             727
General and administrative expenses
      to affiliates                                     111            218                295             456
Other general and administrative expenses               169            205                401             355
Provision for bad debts                                   1             19                 24              69
                                                   --------------------------------------------------------------
    Total expenses                                    3,747          3,746              7,647           7,187
                                                   --------------------------------------------------------------

Equity in net income (loss) of unconsolidated
      special-purpose entities                        2,408           (396 )            2,036            (845 )
                                                   --------------------------------------------------------------

Net income (loss)                                  $  2,860       $    (47 )        $   2,658       $     857
                                                   ==============================================================

PARTNERS' SHARE OF NET INCOME (LOSS)

Limited partners                                   $  2,860       $   (173 )        $   2,532       $     605
General Partner                                          --            126                126             252
                                                   --------------------------------------------------------------

Total                                              $  2,860       $    (47 )        $   2,658       $     857
                                                   ==============================================================

Limited partners' net income (loss) per
    weighted-average limited partnership unit      $   0.54       $  (0.03 )        $    0.48       $    0.11
                                                   ==============================================================

Cash distributions                                 $     --       $  2,637          $   1,422       $   5,043
                                                   ==============================================================

Cash distributions per weighted-average
    limited partnership unit                       $     --       $   0.47          $    0.24       $    0.90
                                                   ==============================================================










                 See accompanying notes to financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            ( A Limited Partnership)
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
               the period from December 31, 1999 to June 30, 2001
                            (in thousands of dollars)



                                                            Limited              General
                                                            Partners             Partner               Total
                                                          -------------------------------------------------------

  Partners' capital as of December 31, 1999               $   42,747            $    --             $   42,747

Net income                                                     3,555                504                  4,059

Purchase of limited partnership units                             (3)                --                     (3)

Cash distribution                                             (9,584)              (504)               (10,088)
                                                          -------------------------------------------------------

  Partners' capital as of December 31, 2000                   36,715                 --                 36,715

Net income                                                     2,532                126                  2,658

Cash distribution                                             (1,296)              (126)                (1,422)
                                                          -------------------------------------------------------

  Partners' capital as of June 30, 2001                   $   37,951            $    --             $   37,951
                                                          =======================================================

































                 See accompanying notes to financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                       For the Six Months
                                                                                         Ended June 30,
                                                                                        2001            2000
                                                                                    -----------------------------



OPERATING ACTIVITIES

 Net income                                                                          $    2,658      $     857
 Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
   Depreciation and amortization                                                          4,040          2,972
   Net gain on disposition of equipment                                                     (14)        (1,086)
   Equity in net (income) loss from unconsolidated special-purpose entities              (2,036)           845
   Changes in operating assets and liabilities:
     Restricted cash                                                                        (17)            83
     Accounts receivable, net                                                              (204)          (183)
     Prepaid expenses and other assets                                                       32             34
     Accounts payable and accrued expenses                                                 (193)          (113)
     Due to affiliates                                                                     (681)           180
     Lessee deposits and reserve for repairs                                                237           (348)
                                                                                     ----------------------------
       Net cash provided by operating activities                                          3,822          3,241
                                                                                     ----------------------------

 INVESTING ACTIVITIES

 Payments for purchase of equipment and capitalized improvements                         (8,011)        (3,823)
 Investment in and equipment purchased and placed in
     unconsolidated special-purpose entities                                                (86)            --
 Distribution from unconsolidated special-purpose entities                                1,455          2,500
 Distribution from liquidation of unconsolidated special-purpose entities                 5,293             --
 Payments of acquisition fees to affiliate                                                 (134)          (125)
 Payments of lease negotiation fees to affiliate                                            (50)           (28)
 Proceeds from disposition of equipment                                                      42          2,577
                                                                                     ----------------------------
       Net cash (used in) provided by investing activities                               (1,491)         1,101
                                                                                     ----------------------------

 FINANCING ACTIVITIES

 Proceeds from short-term notes payable to affiliate                                      5,500             --
 Payments of short-term notes payable to affiliate                                       (5,500)            --
 Cash distribution paid to limited partners                                              (1,296)        (4,791)
 Cash distribution paid to General Partner                                                 (126)          (252)
 Purchase of limited partnership units                                                       --             (3)
                                                                                     ----------------------------
       Net cash used in financing activities                                             (1,422)        (5,046)
                                                                                     ----------------------------

 Net increase (decrease) in cash and cash equivalents                                       909           (704)
 Cash and cash equivalents at beginning of period                                         2,941          2,495
                                                                                     ----------------------------
 Cash and cash equivalents at end of period                                          $    3,850      $   1,791
                                                                                     ============================

 SUPPLEMENTAL INFORMATION

 Interest paid                                                                       $      690      $     727
                                                                                     ============================






                 See accompanying notes to financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

1. OPINION OF MANAGEMENT

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth & Income Fund VII (the Partnership) as of June 30, 2001 and December 31, 2000, the statements of operations for the three and six months ended June 30, 2001 and 2000, the statements of changes in partners' capital for the period from December 31, 1999 to June 30, 2001, and the statements of cash flows for the six months ended June 30, 2001 and 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, on file at the Securities and Exchange Commission.

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

3. CASH DISTRIBUTIONS

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three months ended June 30, 2001 and 2000, cash distributions totaled $-0- and $2.6 million, respectively. For the six months ended June 30, 2001 and 2000, cash distributions totaled $1.4 million and $5.0 million, respectively. None of the cash distributions to the limited partners during the six months ended June 30, 2001, were deemed to be a return of capital. Cash distributions of $4.2 million to the limited partners during the six months ended June 30, 2000, were deemed to be a return of capital.

4. TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

The balance due to affiliates as of June 30, 2001 included $0.2 million due to FSI and its affiliates for management fees and $0.3 million due to affiliated unconsolidated special-purpose entities (USPEs). The balance due to affiliates as of December 31, 2000 included $0.1 million due to FSI and its affiliates for management fees and $1.0 million due to an affiliated USPE.

During the six months ended June 30, 2001, the Partnership had borrowings of $5.5 million from the General Partner to fund the purchase of marine containers. The General Partner charged the Partnership market interest rates on the outstanding balance of the short-term notes totaling $0.1 million for the six months ended June 30, 2001. All loans from the General Partner had been repaid by June 30, 2001.

The Partnership's proportional share of USPE-affiliated management fees of $18,000 and $0.1 million were payable as of June 30, 2001 and December 31, 2000, respectively.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

4. TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (continued)

The Partnership's proportional share of the affiliated expenses incurred by the USPEs during 2001 and 2000 is listed in the following table (in thousands of dollars):

                                                     For the Three Months               For the Six Months
                                                        Ended June 30,                    Ended June 30,
                                                     2001            2000              2001            2000
                                                   -------------------------------------------------------------
Management fees                                    $     37       $     87          $      96       $     168
Data processing and administrative
   expenses                                              21             18                 62              41

The Partnership and USPE's paid FSI $0.3 million and $0.2 million for equipment acquisition and lease negotiation fees during the six months ended June 30, 2001 and 2000, respectively.

5. EQUIPMENT

The components of owned equipment were as follows (in thousands of dollars):

                                                 June 30,           December 31,
                                                 2001                 2000
                                             -----------------------------------

Marine containers                            $    38,709          $   30,599
Marine vessels                                    22,212              22,212
Rail equipment                                     9,596               9,580
Aircraft                                           5,483               5,483
Trailers                                           3,758               3,758
                                             ------------         -----------
                                                  79,758              71,632
Less accumulated depreciation                    (39,101)            (35,114)
                                             ------------         -----------
    Net equipment                            $    40,657          $   36,518
                                             ============         ===========

As of June 30, 2001, all owned equipment in the Partnership's portfolio was on lease except for 12 railcars. As of December 31, 2000, all owned equipment in the Partnership's portfolio was on lease except for 23 railcars. The net book value of the equipment off lease was $0.1 million and $0.2 million as of June 30, 2001 and December 31, 2000, respectively.

During the six months ended June 30, 2001, the Partnership purchased marine containers for $8.0 million and paid acquisition fees of $0.1 million to FSI.

During the six months ended June 30, 2001, the Partnership disposed of marine containers with a net book value of $13,000 for proceeds of $27,000. During the six months ended June 30, 2000, the Partnership disposed of a commuter aircraft, a railcar, marine containers, and trailers with an aggregate net book value of $1.4 million for $2.5 million.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

6. INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The net investments in USPEs includes the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                                      June 30,       December 31,
                                                                                         2001             2000
                                                                                   ------------------------------
      38% interest in a trust owning a Boeing 737-300 Stage III commercial
                aircraft                                                           $    6,250       $    6,497
      50% interest in a trust owning a MD-82 Stage III commercial aircraft              3,380            3,751
      50% interest in a trust owning a MD-82 Stage III commercial aircraft                415              900
      80% interest in an entity that owned a dry bulk-carrier marine vessel                18            3,482
      44% interest in an entity that owned a dry bulk-carrier marine vessel                --               59
                                                                                   -----------      -----------
          Net investments                                                          $   10,063       $   14,689
                                                                                   ===========      ===========

As of June 30, 2001 and December 31, 2000, all jointly-owned equipment in the Partnership's USPE portfolio was on lease.

During the six months ended June 30, 2001, the General Partner sold the Partnership's 80% interest in an entity owning a dry bulk-carrier marine vessel. The Partnership's interest in this entity was sold for proceeds of $5.3 million for its net investment of $3.4 million. Included in the net gain on sale of this entity was the unused portion of marine vessel drydocking of $0.2 million.

7. OPERATING SEGMENTS

The Partnership operates in five primary operating segments: marine vessel leasing, trailer leasing, aircraft leasing, railcar leasing, and marine container leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The following tables present a summary of the operating segments (in thousands of dollars):

                                            Marine                                    Marine
     For the three months ended             Vessel   Trailer    Aircraft  Railcar    Container
         June 30, 2001                     Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)    Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  1,433  $    138   $    272  $    601   $  1,684  $     --   $  4,128
       Interest income and other                 --        --         33        --         --        26         59
       Gain on disposition of equipment          --         1         --        --         11        --         12
                                           ------------------------------------------------------------------------
         Total revenues                       1,433       139        305       601      1,695        26      4,199

     COSTS AND EXPENSES
       Operations support                       615        83         (2)      131         19        17        863
       Depreciation and amortization            309        53        154       135      1,358         6      2,015
       Interest expense                          --        --         --        --         --       366        366
       Management fees to affiliate              72         7         13        45         85        --        222
       General and administrative expenses       21        34          7        12         --       206        280
       Provision for bad debts                   --        --         --         1         --        --          1
                                           ------------------------------------------------------------------------
         Total costs and expenses             1,017       177        172       324      1,462       595      3,747
                                           ------------------------------------------------------------------------
     Equity in net income of USPEs            1,929        --        479        --         --        --      2,408
                                           ------------------------------------------------------------------------
     Net income (loss)                     $  2,345       (38)       612       277        233      (569)     2,860
                                           ========================================================================

     Total assets as of June 30, 2001      $  6,460  $  1,125   $ 10,408  $  3,804   $ 30,825  $  4,185   $ 56,807
                                           ========================================================================




(1) Includes interest income and costs not identifiable to a particular segment, such as, interest expense, and certain amortization, general and administrative, and operations support expenses.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

7. OPERATING SEGMENTS (continued)

                                            Marine                                    Marine
     For the three months ended             Vessel   Trailer    Aircraft  Railcar    Container
         June 30, 2000                     Leasing   Leasing    Leasing   Leasing    Leasing    Other1      Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  1,424  $    918   $    271  $    603   $    831  $     --   $  4,047
       Interest income and other                 --        --         --        --         --        58         58
       Gain (loss) on disposition of             --       (38)         1        --         27        --        (10)
     equipment
                                           ------------------------------------------------------------------------
         Total revenues                       1,424       880        272       603        858        58      4,095

     COSTS AND EXPENSES
       Operations support                       727       269         17       176          2        10      1,201
       Depreciation and amortization            341       314        154       157        562         7      1,535
       Interest expense                          --        --         --        --         --       359        359
       Management fees to affiliate              71        49         14        34         41        --        209
       General and administrative expenses       22       178          3        27         --       193        423
       Provision for (recovery of) bad           --        40         --        (9)        --       (12)        19
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             1,161       850        188       385        605       557      3,746
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs       (33)       --       (418)       --         55        --       (396)
                                           ------------------------------------------------------------------------
                                           ------------------------------------------------------------------------
     Net income (loss)                     $    230  $     30   $   (334) $    218   $    308  $   (499)  $    (47)
                                           ========================================================================

     Total assets as of June 30, 2000      $ 13,170  $  7,407   $ 13,900  $  4,409   $ 19,608  $  2,075   $ 60,569
                                           ========================================================================



                                            Marine                                    Marine
     For the six months ended               Vessel   Trailer    Aircraft  Railcar    Container
         June 30, 2001                     Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)    Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  2,896  $    308   $    543  $  1,212   $  3,160  $     --   $  8,119
       Interest income and other                 --        --         33        --         --       103        136
       Gain on disposition of equipment          --         1         --        --         13        --         14
                                           ------------------------------------------------------------------------
         Total revenues                       2,896       309        576     1,212      3,173       103      8,269

     COSTS AND EXPENSES
       Operations support                     1,211       146          2       294         37        77      1,767
       Depreciation and amortization            619       105        308       270      2,725        13      4,040
       Interest expense                          --        --         --        --         --       690        690
       Management fees to affiliate             145        16         27        84        158        --        430
       General and administrative expenses       35        56         11        28         --       566        696
       Provision for (recovery of) bad           --        (3)        --        19          8        --         24
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             2,010       320        348       695      2,928     1,346      7,647
                                           ------------------------------------------------------------------------
     Equity in net income of USPEs            2,036        --         --        --         --        --      2,036
                                           ------------------------------------------------------------------------
     Net income (loss)                     $  2,922  $    (11)  $    228  $    517   $    245  $ (1,243)  $  2,658
                                           ========================================================================

     Total assets as of June 30, 2001      $  6,460  $  1,125   $ 10,408  $  3,804   $ 30,825  $  4,185   $ 56,807
                                           ========================================================================





(1) Includes interest income and costs not identifiable to a particular segment, such as, interest expense, and certain amortization, general and administrative, and operations support expenses.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

7.   OPERATING SEGMENTS (continued)

                                             Marine                                    Marine
     For the six months ended                Vessel    Trailer    Aircraft  Railcar    Container
         June 30, 2000                       Leasing   Leasing    Leasing   Leasing    Leasing    Other(2)    Total
     ------------------------------------    --------  ---------  --------  ---------  --------  ---------  ----------

     REVENUES
       Lease revenue                         $ 2,683   $  1,796   $   542   $  1,251   $ 1,432   $     --   $  7,704
       Interest income and other                  --         --        --         --        --         99         99
       Gain (loss) on disposition of              --        (58)    1,118         (1)       27         --      1,086
     equipment
                                             ------------------------------------------------------------------------
         Total revenues                        2,683      1,738     1,660      1,250     1,459         99      8,889

     COSTS AND EXPENSES
       Operations support                      1,376        491        26        281         4         20      2,198
       Depreciation and amortization             682        631       353        314       979         13      2,972
       Interest expense                           --         --        --         --        --        727        727
       Management fees to affiliate              134         97        28         80        71         --        410
       General and administrative expenses        32        374         6         46        --        353        811
       Provision for (recovery of) bad debts      --         84        --         (2)       --        (13)        69
                                             ------------------------------------------------------------------------
         Total costs and expenses              2,224      1,677       413        719     1,054      1,100      7,187
                                             ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs       (142)        --      (811)        --       109         (1)      (845)
                                             ------------------------------------------------------------------------
     Net income (loss)                       $   317   $     61   $   436   $    531   $   514   $ (1,002)  $    857
                                             ========================================================================

     Total assets as of June 30, 2000        $13,170   $  7,407   $13,900   $  4,409   $19,608   $  2,075   $ 60,569
                                             ========================================================================

(2) Includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative, and operations support expenses. Also includes net loss from an investment in an entity that owned a mobile offshore drilling unit.


8. NET INCOME (LOSS) PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

Net income (loss) per weighted-average Partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and six months ended June 30, 2001 was 5,323,569. The weighted-average number of Partnership units deemed outstanding during the three and six months ended June 30, 2000 was 5,323,569 and 5,323,651, respectively.

9. DEBT

During 2001, the General Partner entered into a joint $15.0 million credit facility on behalf of the Partnership, PLM Equipment Growth Fund VI (EGF VI), Professional Lease Management Income Fund I (Fund I), and Acquisub LLC (ACQ), a wholly owned subsidiary of PLM International which is the parent company of FSI. The facility provides interim financing of up to 100% of the aggregate book value of eligible equipment owned by the Partnership, as defined in the credit facility. The Partnership, EGF VI, Fund I, and ACQ collectively may borrow up to $15.0 million of this facility. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than April 12, 2002. Interest accrues at either the prime rate or adjusted LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLM International.

As of June 30, 2001, no eligible borrower had any outstanding borrowings under the warehouse facility.









                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

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

The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Funds' equipment, (b) the extension (until December 31, 2004) of the period during which FSI can reinvest the Funds' funds in additional equipment, (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease negotiation fees) that FSI is entitled to earn in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; (d) a one-time repurchase by each of Fund V, Fund VI and Fund VII of up to 10% of that partnership's outstanding units for 80% of net asset value per unit; and (e) the deferral of a portion of the management fees paid to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Funds. Subject to final court approval, these proposed changes would be made as amendments to each Fund's limited partnership agreement if less

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

10. CONTINGENCIES (continued)

than 50% of the limited partners of each Fund vote against such amendments. The equitable settlement also provides for payment of additional attorneys' fees to the plaintiffs' attorneys from Fund funds in the event, if ever, that certain performance thresholds have been met by the Funds. The equitable settlement class consists of all investors, limited partners, assignees or unit holders who on August 30, 2000 held any units in Fund V, Fund VI, and Fund VII, and their assigns and successors in interest.

The court preliminarily approved the monetary and equitable settlements in August 2000, and information regarding each of the settlements was sent to class members in September 2000. A final fairness hearing was held on November 29, 2000, and on April 25, 2001 the federal magistrate judge assigned to the case entered a Report and Recommendation recommending final approval of the monetary and equitable settlements to the federal district court judge. On July 24, 2001, the federal district court judge adopted the Report and Recommendation, and entered a final judgment approving both settlements. Monetary class members who submitted timely claims will be paid their settlement amount out of the monetary fund by the third-party claims administrator, calculated pursuant to the formula set forth in the settlement agreement and court order. These payments to qualifying class members will occur following the expiration of the time for the filing of an appeal, assuming that no appeal is filed. Similarly the equitable settlement will be implemented promptly at the same time and assuming no appeal is filed. For those equitable class members who submitted timely requests for the repurchase of their limited partnership units, the respective partnerships will repurchase such units by December 31, 2001.

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














                      (This space intentionally left blank)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

COMPARISON OF THE PLM EQUIPMENT GROWTH & INCOME FUND VII'S (THE PARTNERSHIP'S) OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2001 and 2000

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment increased during the three months ended June 30, 2001, compared to the same period of 2000. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 7 to the unaudited financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                       For the Three Months
                                                          Ended June 30,
                                                      2001             2000
                                                    ---------------------------
Marine containers                                   $ 1,665          $   829
Marine vessels                                          818              697
Railcars                                                470              427
Aircraft                                                274              254
Trailers                                                 55              649

Marine containers: Lease revenues and direct expenses for marine containers were $1.7 million and $19,000 respectively, for the three months ended June 30, 2001, compared to $0.8 million and $2,000, respectively, during the same period of 2000. An increase in lease revenues of $0.3 million was due to the transfer of the Partnership's interest in an entity that owned marine containers from an unconsolidated special-purpose entity (USPE) to owned equipment during 2000. Additionally, an increase of $0.6 million was due to the purchase of additional equipment during 2001 and 2000.

Marine vessels: Marine vessel lease revenues and direct expenses were $1.4 million and $0.6 million, respectively, for the three months ended June 30, 2001, compared to $1.4 million and $0.7 million, respectively, during the same period of 2000. Marine vessel direct expenses decreased $0.1 million during the three months ended June 30, 2001 due to lower insurance expense.

Railcars: Railcar lease revenues and direct expenses were $0.6 million and $0.1 million, respectively, for the three months ended June 30, 2001, compared to $0.6 million and $0.2 million, respectively, during the same period of 2000. Direct expenses decreased $45,000 during the three months ending June 30, 2001 due to fewer required repairs compared to the same period of 2000.

Aircraft: Aircraft lease revenues and direct expenses were $0.3 million and ($2,000), respectively, for the three months ended June 30, 2001, compared to $0.3 million and $17,000, respectively, during the same period of 2000.

Trailers: Trailer lease revenues and direct expenses were $0.1 million and $0.1 million, respectively, for the three months ended June 30, 2001, compared to $0.9 million and $0.3 million, respectively, during the same period of 2000. The decrease in trailer contribution of $0.6 million was due to the sale of 78% of the Partnership's trailers during 2000.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.9 million for the three months ended June 30, 2001 increased from $2.5 million for the same period in 2000. Significant variances are explained as follows:

     (i) A $0.5 million increase in depreciation and amortization expenses from 2000 levels reflects an increase of $0.6 million in depreciation and amortization expenses resulting from the purchase of additional equipment during 2001 and 2000 and an increase of $0.2 million resulting from the transfer of the Partnership's interest in an entity that owned marine containers from a USPE to owned equipment during 2000. These increases were offset, in part, by the decrease of $0.1 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a decrease of $0.2 million due to the sale of equipment during 2001 and 2000.

     (ii) A $0.1 million decrease in general and administrative expenses during the three months ended June 30, 2001 was due to lower costs resulting from the sale of 78% of the Partnership's trailers during 2000 compared to the same period of 2000.

(C) Net Gain (Loss) on Disposition of Owned Equipment

The net gain on disposition of equipment for the second quarter of 2001 totaled $12,000, and resulted from the sale of a marine container with an aggregate net book value of $11,000 for proceeds of $22,000. The net loss on disposition of equipment for the second quarter of 2000 totaled $10,000, and resulted from the sale of marine containers and trailers with an aggregate net book value of $0.1 million for proceeds of $0.1 million.

(D) Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                                            For the Three Months
                                                                               Ended June 30,
                                                                           2001              2000
                                                                        -----------------------------
Marine vessels                                                          $   1,929        $     (33)
Aircraft                                                                      479             (418)
Marine containers                                                              --               55
                                                                        ------------     ------------
    Equity in net income (loss) of USPEs                                $   2,408        $    (396)
                                                                        ============     ============

Marine vessels: During the three months ended June 30, 2001, lease revenues of $0.2 million and the gain of $2.1 million from the sale of the Partnership's interest in an entity that owned a marine vessel were offset by depreciation expense, direct expenses, and administrative expenses of $0.4 million. During the same period of 2000, lease revenues of $0.9 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.9 million.

The decreases in marine vessel lease revenues of $0.7 million and depreciation expense, direct expenses, and administrative expenses of $0.5 million during the three months ended June 30, 2001, were caused by the sale of the Partnership's interest in an entity that owned a marine vessel during 2001 and the sale of one of the Partnership's interest in an entity that owned a marine vessel during 2000.

Aircraft: During the three months ended June 30, 2001, lease revenues of $0.5 million and other income of $0.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.8 million. During the same period of 2000, lease revenues of $0.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.0 million.

Lease revenues decreased $0.2 million due to the reduction of the lease rate on an MD-82 as part of a new lease agreement of this commercial aircraft. The decrease in lease revenues was offset, in part, by an increase of $0.1 million due to a Boeing 737-300 being on-lease the full second quarter of 2001 that was off-lease most of the same period of 2000. Other income increased $0.8 million during the three months ended June 30, 2001 due to the recognition of an engine reserve liability as income upon termination of the previous lease agreement. A similar event did not occur during the same period of 2000.

The decrease in depreciation expense, direct expenses, and administrative expenses of $0.2 million was due to $0.1 million in lower depreciation expense as the result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned and lower required repairs and maintenance of $0.1 million to the Boeing 737-300 during the second quarter of 2001 compared to the same period of 2000.

Marine containers: During 2000, the Partnership's interest in an entity that owned marine containers was transferred to owned equipment.

(E) Net Income (Loss)

As a result of the foregoing, the Partnership had a net income of $2.9 million for the three months ended June 30, 2001, compared to net loss of $47,000 during the same period of 2000. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the second quarter of 2001 is not necessarily indicative of future periods.

COMPARISON OF THE PARTNERSHIP'S OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment increased during the six months ended June 30, 2001, compared to the same period of 2000. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                      For the Six Months
                                                        Ended June 30,
                                                    2001             2000
                                                  ---------------------------

Marine containers                                 $ 3,123          $ 1,428
Marine vessels                                      1,685            1,307
Railcars                                              918              970
Aircraft                                              541              516
Trailers                                              162            1,305

Marine containers: Lease revenues and direct expenses for marine containers were $3.2 million and $37,000 respectively, for the six months ended June 30, 2001, compared to $1.4 million and $4,000, respectively, during the same period of 2000. An increase in lease revenues of $0.7 million was due to the transfer of the Partnership's interest in an entity that owned marine containers from an unconsolidated special-purpose entity (USPE) to owned equipment during 2000. Additionally, an increase of $1.0 million was due to the purchase of additional equipment during 2001 and 2000.

Marine vessels: Marine vessel lease revenues and direct expenses were $2.9 million and $1.2 million, respectively, for the six months ended June 30, 2001, compared to $2.7 million and $1.4 million, respectively, during the same period of 2000.

Marine vessel lease revenues increased $0.2 million during the six months ended June 30, 2001. The increase in lease revenues was caused by the required dry docking of one of the Partnership's two wholly owned marine vessels during the six months ended June 30, 2000 which was not required during the same period of 2001. During 2000, the marine vessel was off-lease while undergoing dry docking and was not earning any lease revenues.

Marine vessel direct expenses decreased $0.2 million during the six months ended June 30, 2001. The decrease in direct expenses was caused by lower insurance expense of $0.1 million and lower marine operating expenses of $0.1 million.

Railcars: Railcar lease revenues and direct expenses were $1.2 million and $0.3 million, respectively, for the six months ended June 30, 2001, compared to $1.3 million and $0.3 million, respectively, during the same period of 2000. A decrease in railcar lease revenues of $39,000 was due to lower re-lease rates earned on existing railcars whose leases expired during 2001.

Aircraft: Aircraft lease revenues and direct expenses were $0.5 million and $2,000, respectively, for the six months ended June 30, 2001, compared to $0.5 million and $26,000, respectively, during the same period of 2000.

Trailers: Trailer lease revenues and direct expenses were $0.3 million and $0.1 million, respectively, for the six months ended June 30, 2001, compared to $1.8 million and $0.5 million, respectively, during the same period of 2000. A decrease in trailer contribution of $1.1 million was due to the sale of 78% of the Partnership's trailers during 2000.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $5.9 million for the six months ended June 30, 2001 increased from $5.0 million for the same period in 2000. Significant variances are explained as follows:

     (i) A $1.1 million increase in depreciation and amortization expenses from 2000 levels reflects an increase of $1.3 million in depreciation and amortization expenses resulting from the purchase of additional equipment during 2001 and 2000 and an increase of $0.4 million resulting from the transfer of the Partnership's interest in an entity that owned marine containers from a USPE to owned equipment during 2000. These increases were offset, in part, by the decrease of $0.2 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a decrease of $0.5 million due to the sale of equipment during 2001 and 2000.

     (ii) A $0.1 million decrease in general and administrative expenses during the six months ended June 30, 2001 was due to lower costs of $0.3 million resulting from the sale of 78% of the Partnership's trailers during 2000 offset in part, by an increase of $0.1 million when compared to the same period of 2000 resulting from allocations by the General Partner due to severance costs related to staff reductions.

     (iii) A $45,000 decrease in the provision for bad debts was based on the General Partner's evaluation of the collectability of receivables compared to the same period of 2000.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the six months ended June 30, 2001 totaled $14,000, and resulted from the sale of marine containers with an aggregate net book value of $13,000 for proceeds of $26,000. The net gain on disposition of equipment for the six months ended June 30, 2000 totaled $1.1 million, and resulted from the sale of a commuter aircraft, a railcar, marine containers, and trailers with an aggregate net book value of $1.4 million for proceeds of $2.5 million.

(D) Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                                             For the Six Months
                                                                               Ended June 30,
                                                                            2001             2000
                                                                         ----------------------------

Marine vessels                                                           $  2,036          $  (141)
Aircraft                                                                       --             (812)
Marine containers                                                              --              109
Mobile offshore drilling unit                                                  --               (1)
                                                                         -----------       ----------
  Equity in net income (loss) of USPEs                                   $  2,036          $  (845)
                                                                         ===========       ==========

Marine vessels: During the six months ended June 30, 2001, lease revenues of $0.7 million and the gain of $2.1 million from the sale of the Partnership's interest in an entity that owned a marine vessel were offset by depreciation expense, direct expenses, and administrative expenses of $0.8 million. During the same period of 2000, lease revenues of $1.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.8 million.

The decrease in marine vessel lease revenues of $0.8 million and depreciation expense, direct expenses, and administrative expenses of $1.0 million during the six months ended June 30, 2001, was caused by the sale of the Partnership's interest in an entity that owned a marine vessel during 2001 and the sale of one of the Partnership's interest in an entity that owned a marine vessel during 2000.

Aircraft: During the six months ended June 30, 2001, lease revenues of $1.2 million and other income of $0.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.0 million. During the same period of 2000, lease revenues of $1.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.0 million.

Lease revenues remained the same for both periods. Lease revenues increased $0.2 million due to a Boeing 737-300 being on-lease during the six months ended June 30, 2001 that was off-lease for four months during the same period of 2000. This increase in lease revenues was offset by a decrease of $0.2 million due to the reduction of the lease rate on a MD-82 as part of a new lease agreement of this commercial aircraft. Other income increased $0.8 million during the six months ended June 30, 2001 due to the recognition of $0.8 million in engine reserve liability as income upon termination of the previous lease agreement. A similar event did not occur during the same period of 2000.

Direct expenses also remained approximately the same for both periods. During the six months ended June 30, 2001, repairs and maintenance increased $0.2 million to the Boeing 737-300 when compared to the same period of 2000. This increase was offset by a decrease of $0.2 million in depreciation expense resulting from the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine containers: During 2000, the Partnership's interest in an entity that owned marine containers was transferred to owned equipment.

(E) Net Income

As a result of the foregoing, the Partnership had a net income of $2.7 million for the six months ended June 30, 2001, compared to net income of $0.9 million during the same period of 2000. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the six months ended June 30, 2001 is not necessarily indicative of future periods. In the six months ended June 30, 2001, the Partnership distributed $1.3 million to the limited partners, or $0.24 per weighted-average limited partnership unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the six months ended June 30, 2001, the Partnership generated operating cash of $5.3 million (net cash provided by operating activities, plus non-liquidating distributions from USPEs) to meet its operating obligations and make distributions (total for six months ended June 30, 2001 of approximately $1.4 million) to the partners.

During the six months ended June 30, 2001, the Partnership disposed of marine containers for proceeds of $26,000 and collected unpaid sales proceeds in accounts receivable at December 31, 2000 of $15,000.

During the six months ended June 30, 2001, the Partnership purchased marine containers for $8.0 million and paid acquisition and lease negotiation fees of $0.2 million to PLM Financial Services, Inc. (FSI or the General Partner) for this equipment.

Investments in USPEs decreased $4.6 million during the six months ended June 30, 2001. Decreases to the Partnership's investments in USPEs were due to the receipt of $1.5 million of cash distributions from the USPEs and the receipt of $5.3 million of liquidating proceeds resulting from the sale of the Partnership's interest in an entity that owned a marine vessel. These decreases were partially offset by $2.0 million of income that was recorded from operations from the Partnership's equity interests in USPEs and $0.1 million additional investment by the Partnership in a USPE.

Accounts payable decreased $0.2 million during the six months ended June 30, 2001 due to the timing of payments to vendors.

During the six months ended June 30, 2001, the Partnership had borrowings of $5.5 million from the General Partner to fund the purchase of marine containers. These borrowings were repaid to the General Partner as of June 30, 2001.

During the six months ended June 30, 2001, lessee deposits and reserve for repairs increased $0.2 million due to an increase in the reserve for a marine vessel dry docking of $0.2 million and an increase in the reserve for aircraft engine repairs of $0.1 million.

The Partnership is scheduled to make an annual debt payment of $3.0 million to the lenders of the notes payable on December 31, 2001. The cash for this payment will come from operations and proceeds from equipment sales.

During April 2001, the General Partner entered into a joint $15.0 million credit facility on behalf of the Partnership, PLM Equipment Growth Fund VI (EGF VI), Professional Lease Management Income Fund I (Fund I), and Acquisub LLC (ACQ), a wholly owned subsidiary of PLM International which is the parent company of FSI. The facility provides interim financing of up to 100% of the aggregate book value of eligible equipment owned by the Partnership, as defined in the credit facility. The Partnership, EGF VI, Fund I, and ACQ collectively may borrow up to $15.0 million of this facility. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than April 12, 2002. Interest accrues at either the prime rate or adjusted LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLM International.

As of August 10, 2001, no eligible borrower has any outstanding borrowings.

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

Factors affecting the Partnership's contribution during the remainder of 2001 and beyond include:

1. Marine vessel bulk-carrier freight rates are dependent upon the overall condition of the international economy. The Partnership's two marine vessels had fixed-rate leases that expired in 2001. The General Partner expects to sign a new lease with the existing lessee that will result in a lease rate reduction of approximately 10%.

2. Railcar loadings in North America for the six months ended June 30, 2001 are below those of 2000. This decrease has led to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

3. The cost of new marine containers have been at historic lows for the past several years which has caused downward pressure on per diem lease rates for this type of equipment.

4. Recent changes in economic condition of the airline industry have adversely affected the demand for and market values for aircraft. These changes could adversely lower the contribution of aircraft to the Partnership and the residual value of the aircraft. Currently, all of the owned and jointly owned aircraft are subject to contracted lease agreements.

Until resolution of the Koch and Romei matters related to the purchase of Partnership units (see note 10 to the unaudited financial statements), the Partnership will not make cash distributions to the partners.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the six months ended June 30, 2001, 84% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessee's. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees' currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.












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



                                       PLM EQUIPMENT GROWTH & INCOME FUND VII

                                       By:      PLM Financial Services, Inc.
                                                General Partner


Date:  August 10, 2001                 By:      /s/ Stephen M. Bess
                                                -------------------
                                                Stephen M. Bess
                                                President and
                                                Chief Accounting Officer