Form 10-Q
period 2001-09-30
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 2001-11-13
CIK 895234

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 30, 2001


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

                                    PLM EQUIPMENT GROWTH & INCOME FUND VII
                                           (A LIMITED PARTNERSHIP)
                                           CONDENSED BALANCE SHEETS
                                (IN THOUSANDS OF DOLLARS, EXCEPT UNIT AMOUNTS)
                                                 (UNAUDITED)

                                                                           September 30,        December 31,
                                                                               2001                2000
                                                                         -----------------------------------
ASSETS
Equipment held for operating leases, at cost                             $       79,987        $       71,632
Less accumulated depreciation                                                   (41,076)              (35,114)
                                                                         ---------------------------------------
  Net equipment                                                                  38,911                36,518

Cash and cash equivalents                                                         6,767                 2,941
Restricted cash                                                                     217                   194
Accounts receivable, less allowance for doubtful accounts
    of $42 in 2001 and $27 in 2000                                                1,800                 1,502
Investments in unconsolidated special-purpose entities                            9,187                14,689
Deferred charges, net of accumulated amortization
    of $295 in 2001 and $209 in 2000                                                259                   264
Prepaid expenses and other assets                                                    31                   100
                                                                         ---------------------------------------

      Total assets                                                       $       57,172        $       56,208
                                                                         =======================================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                    $          569        $          411
Due to affiliates                                                                   628                 1,182
Lessee deposits and reserve for repairs                                           1,163                   900
Notes payable                                                                    17,000                17,000
                                                                         ---------------------------------------
  Total liabilities                                                              19,360                19,493

Partners' capital:
Limited partners (5,323,569 limited partnership units as of
    September 30, 2001 and December 31, 2000)                                    37,812                36,715
General Partner                                                                      --                    --
                                                                         ---------------------------------------
  Total partners' capital                                                        37,812                36,715
                                                                         ---------------------------------------

      Total liabilities and partners' capital                            $       57,172        $       56,208
                                                                         =======================================
















       See accompanying notes to unaudited condensed financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                       CONDENSED STATEMENTS OF OPERATIONS
         (IN THOUSANDS OF DOLLARS, EXCEPT WEIGHTED-AVERAGE UNIT AMOUNTS)
                                   (UNAUDITED)


                                                     For the Three Months               For the Nine Months
                                                      Ended September 30,               Ended September 30,
                                                     2001            2000              2001            2000
                                                   --------------------------------------------------------------
REVENUES

Lease revenue                                      $  4,001       $  4,226          $  12,120       $  11,931
Interest and other income                                50             55                186             154
Net gain on disposition of equipment                      8          2,520                 22           3,605
                                                   --------------------------------------------------------------
    Total revenues                                    4,059          6,801             12,328          15,690
                                                   --------------------------------------------------------------

EXPENSES

Depreciation and amortization                         2,015          1,854              6,055           4,826
Repairs and maintenance                                 502            661              1,265           1,807
Equipment operating expense                             450            483              1,236           1,343
Insurance expense                                       136            105                353             296
Management fees to affiliate                            213            240                642             651
Interest expense                                        316            367              1,006           1,094
General and administrative expenses
      to affiliates                                      68            263                362             719
Other general and administrative expenses               169            234                571             589
Provision for (recovery of) bad debts                   (10)            44                 15             113
                                                   --------------------------------------------------------------
    Total expenses                                    3,859          4,251             11,505          11,438
                                                   --------------------------------------------------------------

Equity in net income (loss) of unconsolidated
      special-purpose entities                         (339)           776              1,696             (69)
                                                   --------------------------------------------------------------

Net income (loss)                                  $   (139)      $  3,326          $   2,519       $   4,183
                                                   ==============================================================

PARTNERS' SHARE OF NET INCOME (LOSS)

Limited partners                                   $   (139)      $  3,200          $   2,393       $   3,805
General Partner                                          --            126                126             378
                                                   --------------------------------------------------------------

Total                                              $   (139)      $  3,326          $   2,519       $   4,183
                                                   ==============================================================

Limited partners' net income (loss) per
    weighted-average limited partnership unit      $  (0.03)      $   0.60          $    0.45       $    0.71
                                                   ==============================================================

Cash distributions                                 $     --       $  2,523          $   1,422       $   7,566
                                                   ==============================================================

Cash distributions per weighted-average
    limited partnership unit                       $     --       $   0.45          $    0.24       $    1.35
                                                   ==============================================================










       See accompanying notes to unaudited condensed financial statements.



                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            ( A LIMITED PARTNERSHIP)
              CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
          FOR THE PERIOD FROM DECEMBER 31, 1999 TO SEPTEMBER 30, 2001
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)



                                                            Limited              General
                                                            Partners             Partner               Total
                                                          -------------------------------------------------------

  Partners' capital as of December 31, 1999               $   42,747            $    --             $   42,747

Net income                                                     3,555                504                  4,059

Purchase of limited partnership units                             (3)                --                     (3)

Cash distribution                                             (9,584)              (504)               (10,088)
                                                          -------------------------------------------------------

  Partners' capital as of December 31, 2000                   36,715                 --                 36,715

Net income                                                     2,393                126                  2,519

Cash distribution                                             (1,296)              (126)                (1,422)
                                                          -------------------------------------------------------

  Partners' capital as of September 30, 2001              $   37,812            $    --             $   37,812
                                                          =======================================================

































       See accompanying notes to unaudited condensed financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                       For the Nine Months
                                                                                       Ended September 30,
                                                                                        2001            2000
                                                                                    ------------------------------

 OPERATING ACTIVITIES

 Net income                                                                          $    2,519      $    4,183
 Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
   Depreciation and amortization                                                          6,055           4,826
   Net gain on disposition of equipment                                                     (22)         (3,605)
   Equity in net (income) loss from unconsolidated special-purpose entities              (1,696)             69
   Changes in operating assets and liabilities:
     Restricted cash                                                                        (23)             75
     Accounts receivable, net                                                              (313)           (164)
     Prepaid expenses and other assets                                                       69              52
     Accounts payable and accrued expenses                                                  158             337
     Due to affiliates                                                                     (554)            262
     Lessee deposits and reserve for repairs                                                263            (209)
                                                                                     -----------------------------
       Net cash provided by operating activities                                          6,456           5,826
                                                                                     -----------------------------

 INVESTING ACTIVITIES

 Payments for purchase of equipment and capitalized improvements                         (8,014)        (10,824)
 Investment in and equipment purchased and placed in
     unconsolidated special-purpose entities                                                (86)             --
 Distribution from unconsolidated special-purpose entities                                1,992           3,827
 Distribution from liquidation of unconsolidated special-purpose entities                 5,292           2,433
 Payments of acquisition fees to affiliate                                                 (366)           (125)
 Payments of lease negotiation fees to affiliate                                            (82)            (28)
 Proceeds from disposition of equipment                                                      56          10,554
                                                                                     -----------------------------
       Net cash (used in) provided by investing activities                               (1,208)          5,837
                                                                                     -----------------------------

 FINANCING ACTIVITIES

 Proceeds from short-term notes payable to affiliate                                      5,500              --
 Payments of short-term notes payable to affiliate                                       (5,500)             --
 Cash distribution paid to limited partners                                              (1,296)         (7,188)
 Cash distribution paid to General Partner                                                 (126)           (378)
 Purchase of limited partnership units                                                       --              (3)
                                                                                     -----------------------------
       Net cash used in financing activities                                             (1,422)         (7,569)
                                                                                     -----------------------------

 Net increase in cash and cash equivalents                                                3,826           4,094
 Cash and cash equivalents at beginning of period                                         2,941           2,495
                                                                                     -----------------------------
 Cash and cash equivalents at end of period                                          $    6,767      $    6,589
                                                                                     =============================

 Supplemental information

 Interest paid                                                                       $      690      $      727
                                                                                     =============================
 Noncash transfer of equipment at net book value from
   unconsolidated special-purpose entities                                           $       --      $    5,688
                                                                                     =============================




       See accompanying notes to unaudited condensed financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. OPINION OF MANAGEMENT

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the condensed financial position of PLM Equipment Growth & Income Fund VII (the Partnership) as of September 30, 2001 and December 31, 2000, the condensed statements of operations for the three and nine months ended September 30, 2001 and 2000, the condensed statements of changes in partners' capital for the period from December 31, 1999 to September 30, 2001, and the condensed statements of cash flows for the nine months ended September 30, 2001 and 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, on file at the Securities and Exchange Commission.

2. SCHEDULE OF PARTNERSHIP PHASES

As of September 30, 2001, pursuant to the equitable settlement related to the Koch and Romei actions (see Note 10 to the unaudited condensed financial statements), the Partnership phases have been amended. The amendment extends the period in which the Partnership will be able to reinvest its cash flow, surplus cash, and equipment sale proceeds in additional equipment until December 31, 2004. During that time, the General Partner may purchase additional equipment, consistent with the objectives of the Partnership. The Partnership will terminate on December 31, 2013, unless terminated earlier upon sale of all equipment or by certain other events.

3. CASH DISTRIBUTIONS

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three months ended September 30, 2001 and 2000, cash distributions totaled $-0- and $2.5 million, respectively. For the nine months ended September 30, 2001 and 2000, cash distributions totaled $1.4 million and $7.6 million, respectively. None of the cash distributions to the limited partners during the nine months ended September 30, 2001, were deemed to be a return of capital. Cash distributions of $3.2 million to the limited partners during the nine months ended September 30, 2000, were deemed to be a return of capital.

During 2001, the General Partner made the decision to temporally suspend cash distributions to the partners.

4. TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

The balance due to affiliates as of September 30, 2001 included $0.2 million due to FSI and its affiliates for management fees and $0.5 million due to affiliated unconsolidated special-purpose entities (USPEs). The balance due to affiliates as of December 31, 2000 included $0.1 million due to FSI and its affiliates for management fees and $1.0 million due to an affiliated USPE.

During the nine months ended September 30, 2001, the Partnership borrowed $5.5 million from the General Partner to fund the purchase of marine containers. The General Partner charged the Partnership market interest rates on the outstanding balance of the short-term notes totaling $0.1 million for the nine months ended September 30, 2001. All loans from the General Partner had been repaid by September 30, 2001.

The Partnership's proportional share of USPE-affiliated management fees of $10,000 and $0.1 million were payable to FSI and its affiliate as of September 30, 2001 and December 31, 2000, respectively.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4. TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (continued)

The Partnership's proportional share of the affiliated expenses incurred by the USPEs during 2001 and 2000 is listed in the following table (in thousands of dollars):

                                                     For the Three Months               For the Nine Months
                                                      Ended September 30,               Ended September 30,
                                                     2001            2000              2001            2000
                                                   -------------------------------------------------------------
Management fees                                    $     27       $     62          $     123       $     230
Data processing and administrative
   expenses                                              17             15                 88              56

The Partnership and USPE's paid FSI $0.5 million for equipment acquisition and lease negotiation fees during the nine months ended September 30, 2001 and 2000.

5. EQUIPMENT

Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale. The components of owned equipment were as follows (in thousands of dollars):

                                               September 30,        December 31,
                                                 2001                 2000
                                             -----------------------------------

Marine containers                            $    38,934          $   30,599
Marine vessels                                    22,212              22,212
Rail equipment                                     9,599               9,580
Aircraft                                           5,483               5,483
Trailers                                           3,759               3,758
                                             ------------         -----------
                                                  79,987              71,632
Less accumulated depreciation                    (41,076)            (35,114)
                                             ------------         -----------
    Net equipment                            $    38,911          $   36,518
                                             ============         ===========

As of September 30, 2001, all owned equipment in the Partnership's portfolio was on lease except for 15 railcars. As of December 31, 2000, all owned equipment in the Partnership's portfolio was on lease except for 23 railcars. The net book value of the equipment off lease was $0.2 million as of September 30, 2001 and December 31, 2000.

During the nine months ended September 30, 2001, the Partnership purchased marine containers for $8.0 million and paid acquisition fees of $0.4 million to FSI.

During the nine months ended September 30, 2001, the Partnership disposed of marine containers with a net book value of $19,000 for proceeds of $41,000. During the nine months ended September 30, 2000, the Partnership disposed of a commuter aircraft, trailers, marine containers, and railcars with an aggregate net book value of $6.9 million for $10.5 million.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6. INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The net investments in USPEs includes the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                                 September 30,     December 31,
                                                                                       2001           2000
                                                                                 ------------------------------
    38% interest in a trust owning a Boeing 737-300 Stage III commercial
              aircraft                                                           $    5,873       $    6,497
    50% interest in a trust owning a MD-82 Stage III commercial aircraft              3,139            3,751
    50% interest in a trust owning a MD-82 Stage III commercial aircraft                187              900
    80% interest in an entity that owned a dry bulk-carrier marine vessel               (12 )          3,482
    44% interest in an entity that owned a dry bulk-carrier marine vessel                --               59
                                                                                 -----------      -----------
        Net investments                                                          $    9,187       $   14,689
                                                                                 ===========      ===========

As of September 30, 2001 and December 31, 2000, all jointly-owned equipment in the Partnership's USPE portfolio was on lease.

During the nine months ended September 30, 2001, the General Partner sold the Partnership's 80% interest in an entity owning a dry bulk-carrier marine vessel. The Partnership's interest in this entity was sold for proceeds of $5.3 million for its net investment of $3.4 million. Included in the net gain on sale of this entity was the unused portion of marine vessel dry-docking of $0.2 million.

7. OPERATING SEGMENTS

The Partnership operates in five primary operating segments: marine vessel leasing, trailer leasing, aircraft leasing, railcar leasing, and marine container leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The following tables present a summary of the operating segments (in thousands of dollars):

                                            Marine                                    Marine
     For the three months ended             Vessel   Trailer    Aircraft  Railcar    Container
         September 30, 2001                Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)    Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------
     REVENUES
       Lease revenue                       $  1,425  $    165   $    271  $    582   $  1,558  $     --   $  4,001
       Interest income and other                 --        --         --        --         --        50         50
       Gain on disposition of equipment          --        --         --        --          8        --          8
                                           ------------------------------------------------------------------------
         Total revenues                       1,425       165        271       582      1,566        50      4,059

     COSTS AND EXPENSES
       Operations support                       837        82          3       134         16        16      1,088
       Depreciation and amortization            311        52        102       136      1,405         9      2,015
       Interest expense                          --        --         --        --         --       316        316
       Management fees to affiliate              71         8         14        41         79        --        213
       General and administrative expenses       38        37         --        17         --       145        237
       Recovery of bad debts                     --        --         --        (1)        (9)       --        (10)
                                           ------------------------------------------------------------------------
         Total costs and expenses             1,257       179        119       327      1,491       486      3,859
                                           ------------------------------------------------------------------------
     Equity in net loss of USPEs                (37)       --       (302)       --         --        --       (339)
                                           ------------------------------------------------------------------------
     Net income (loss)                     $    131       (14)      (150)      255         75      (436)      (139)
                                           ========================================================================

     Total assets as of September 30, 2001 $  6,110  $  1,102   $  9,564  $  3,747   $ 29,613  $  7,036   $ 57,172
                                           ========================================================================


(1) Includes certain assets not identifiable to a particular segment, such as cash, prepaid expenses, and deferred charges. Also includes interest income and costs not identifiable to a particular segment, such as, interest expense, certain amortization, general and administrative, and operations support expenses.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.   OPERATING SEGMENTS (continued)

                                            Marine                                    Marine
     For the three months ended             Vessel   Trailer    Aircraft  Railcar    Container
         September 30, 2000                Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)    Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  1,472  $    898   $    271  $    610   $    975  $     --   $  4,226
       Interest income and other                 --        --         --        --         --        55         55
       Gain (loss) on disposition of             --     2,521         --        (2)         1        --      2,520
     equipment
                                           ------------------------------------------------------------------------
         Total revenues                       1,472     3,419        271       608        976        55      6,801

     COSTS AND EXPENSES
       Operations support                       807       323          2       105          2        10      1,249
       Depreciation and amortization            341       313        154       156        884         6      1,854
       Interest expense                          --        --         --        --         --       367        367
       Management fees to affiliate              74        52         13        52         49        --        240
       General and administrative expenses       19       230          3        14         --       231        497
       Provision for (recovery of) bad           --        57         --       (13)        --        --         44
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             1,241       975        172       314        935       614      4,251
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs       897        --       (141)       --         20        --        776
                                           ------------------------------------------------------------------------
     Net income (loss)                     $  1,128  $  2,444   $    (42) $    294   $     61  $   (559)  $  3,326
                                           ========================================================================

     Total assets as of September 30, 2000 $ 11,166  $  1,304   $ 12,644  $  4,388   $ 26,056  $  6,870   $ 62,428
                                           ========================================================================

                                            Marine                                    Marine
     For the nine months ended              Vessel   Trailer    Aircraft  Railcar    Container
         September 30, 2001                Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)    Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  4,321  $    473   $    814  $  1,794   $  4,718  $     --   $ 12,120
       Interest income and other                 --        --         33        --         --       153        186
       Gain on disposition of equipment          --         1         --        --         21        --         22
                                           ------------------------------------------------------------------------
         Total revenues                       4,321       474        847     1,794      4,739       153     12,328

     COSTS AND EXPENSES
       Operations support                     2,048       227          5       428         53        93      2,854
       Depreciation and amortization            930       157        410       406      4,130        22      6,055
       Interest expense                          --        --         --        --         --     1,006      1,006
       Management fees to affiliate             216        24         41       125        236        --        642
       General and administrative expenses       73        93         11        45         --       711        933
       Provision for (recovery of) bad           --        (3)        --        18         --        --         15
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             3,267       498        467     1,022      4,419     1,832     11,505
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs     1,998        --       (302)       --         --        --      1,696
                                           ------------------------------------------------------------------------
     Net income (loss)                     $  3,052  $    (24)  $     78  $    772   $    320  $ (1,679)  $  2,519
                                           ========================================================================

     Total assets as of September 30, 2001 $  6,110  $  1,102   $  9,564  $  3,747   $ 29,613  $  7,036   $ 57,172
                                           ========================================================================

(1) Includes certain assets not identifiable to a particular segment, such as cash, prepaid expenses, and deferred charges. Also includes interest income and costs not identifiable to a particular segment, such as, interest expense, certain amortization, general and administrative, and operations support expenses.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.   OPERATING SEGMENTS (continued)

                                             Marine                                    Marine
     For the nine months ended               Vessel    Trailer    Aircraft  Railcar    Container
         September 30, 2000                  Leasing   Leasing    Leasing   Leasing    Leasing    Other(2)    Total
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
                                             ========================================================================

(2) Includes certain assets not identifiable to a particular segment, such as cash, prepaid expenses, and deferred charges. Also includes interest income and costs not identifiable to a particular segment, such as, interest expense, certain amortization, general and administrative, and operations support expenses. Also includes net loss from an investment in an entity that owned a mobile offshore drilling unit.


8.   NET INCOME (LOSS) PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

Net income (loss) per weighted-average Partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and nine months ended September 30, 2001 was 5,323,569. The weighted-average number of Partnership units deemed outstanding during the three and nine months ended September 30, 2000 was 5,323,569 and 5,323,624, respectively.

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

As of September 30, 2001, no eligible borrower had any outstanding borrowings under the warehouse facility.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10. CONTINGENCIES

PLM International,Inc. (the Company) and various of its wholly owned subsidiaries are defendants in a class action lawsuit filed in January 1997 and which is pending in the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) (the court). The named plaintiffs are six individuals who invested in PLM Equipment Growth Fund IV (Fund IV), PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI (Fund VI), and PLM Equipment Growth & Income Fund VII (Fund VII), collectively (the Funds), each a California limited partnership for which the Company's wholly owned subsidiary, PLM Financial Services, Inc. (FSI), acts as the General Partner.

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

The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Funds' equipment, (b) the extension (until December 31, 2004) of the period during which FSI can reinvest the Funds' funds in additional equipment, (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease negotiation fees) that FSI is entitled to earn in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; (d) a one-time repurchase by each of Fund V, Fund VI and Fund VII of up to 10% of that partnership's outstanding units for 80% of net asset value per unit; and (e) the deferral of a portion of the management fees paid to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Funds. Subject to final court

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10. CONTINGENCIES (continued)

approval, these proposed changes would be made as amendments to each Fund's limited partnership agreement if less than 50% of the limited partners of each Fund vote against such amendments. The equitable settlement also provides for payment of additional attorneys' fees to the plaintiffs' attorneys from Fund funds in the event, if ever, that certain performance thresholds have been met by the Funds. The equitable settlement class consists of all investors, limited partners, assignees or unit holders who on August 30, 2000 held any units in Fund V, Fund VI, and Fund VII, and their assigns and successors in interest.

The court preliminarily approved the monetary and equitable settlements in August 2000, and information regarding each of the settlements was sent to class members in September 2000. A final fairness hearing was held on November 29, 2000, and on April 25, 2001 the federal magistrate judge assigned to the case entered a Report and Recommendation recommending final approval of the monetary and equitable settlements to the federal district court judge. On July 24, 2001, the federal district court judge adopted the Report and Recommendation, and entered a final judgment approving both settlements. No appeal has been filed and the time for filing an appeal has expired. Therefore, monetary class members who submitted claims will be paid their settlement amount out of the monetary fund by the third-party claims administrator once the final settlement amounts are calculated pursuant to the formula set forth in the settlement agreement and court order. Similarly the equitable settlement will be implemented promptly. For those equitable class members who submitted timely requests for the repurchase of their limited partnership units, the respective partnerships will repurchase such units by December 31, 2001.

The Partnership is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.













                      (This space intentionally left blank)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I) RESULTS OF OPERATIONS

COMPARISON OF THE PLM EQUIPMENT GROWTH & INCOME FUND VII'S (THE PARTNERSHIP'S) OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the three months ended September 30, 2001, compared to the same period of 2000. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 7 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                    For the Three Months
                                                    Ended September 30,
                                                   2001             2000
                                                 ---------------------------
Marine containers                                $ 1,542          $   973
Marine vessels                                       588              665
Railcars                                             448              505
Aircraft                                             268              269
Trailers                                              83              575

Marine containers: Lease revenues and direct expenses for marine containers were $1.6 million and $16,000 respectively, for the three months ended September 30, 2001, compared to $1.0 million and $2,000, respectively, during the same period of 2000. An increase in lease revenues of $0.5 million was due to the purchase of additional equipment during 2001 and 2000. Additionally, an increase of $0.1 million was due to the transfer of the Partnership's interest in an entity that owned marine containers from an unconsolidated special-purpose entity (USPE) to owned equipment during 2000.

Marine vessels: Marine vessel lease revenues and direct expenses were $1.4 million and $0.8 million, respectively, for the three months ended September 30, 2001, compared to $1.5 million and $0.8 million, respectively, during the same period of 2000. Marine vessel lease revenues decreased $47,000 during the three months ended September 30, 2001 due to a reduction in the lease rate for both of the Partnership's marine vessels.

Railcars: Railcar lease revenues and direct expenses were $0.6 million and $0.1 million, respectively, for the three months ended September 30, 2001 and 2000. Railcar contribution decreased $0.1 million due to lower lease revenues of $28,000 on railcars whose lease expired during 2001 and higher repairs of $29,000 during the third quarter of 2001 when compared to the same period of 2000.

Aircraft: Aircraft lease revenues and direct expenses were $0.3 million and $3,000, respectively, for the three months ended September 30, 2001, compared to $0.3 million and $2,000, respectively, during the same period of 2000.

Trailers: Trailer lease revenues and direct expenses were $0.2 million and $0.1 million, respectively, for the three months ended September 30, 2001, compared to $0.9 million and $0.3 million, respectively, during the same period of 2000. The decrease in trailer contribution of $0.5 million was due to the sale of 78% of the Partnership's trailers during 2000.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.8 million for the three months ended September 30, 2001 decreased from $3.0 million for the same period in 2000. Significant variances are explained as follows:

     (i) A $0.3 million decrease in general and administrative expenses during the three months ended September 30, 2001 compared to the same period of 2000 was due to a decrease of $0.1 million in professional services and lower costs of $0.2 million resulting from the sale of 78% of the Partnership's trailers during 2000.

     (ii) A $0.1 million decrease in interest expense was due to a lower average outstanding debt balance in the third quarter of 2001 when compared to the same period of 2000.

     (iii) A $0.2 million increase in depreciation and amortization expenses from 2000 levels reflects an increase of $0.7 million in depreciation and amortization expenses resulting from the purchase of additional equipment during 2001 and 2000. The increase was offset, in part, by the decrease of $0.3 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a decrease of $0.3 million due to the sale of equipment during 2001 and 2000.

(C) Net Gain on Disposition of Owned Equipment

The net gain on disposition of owned equipment for the third quarter of 2001 totaled $8,000, and resulted from the sale of marine containers with an aggregate net book value of $5,000 for proceeds of $14,000. The net gain on disposition of owned equipment for the third quarter of 2000 totaled $2.5 million, and resulted from the sale of trailers, railcars, and marine containers with an aggregate net book value of $5.5 million for proceeds of $8.0 million.

(D) Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                                            For the Three Months
                                                                            Ended September 30,
                                                                           2001              2000
                                                                        -----------------------------
Marine vessels                                                          $     (37)       $     897
Aircraft                                                                     (302)            (141)
Marine containers                                                              --               20
                                                                        ------------     ------------
    Equity in net income (loss) of USPEs                                $    (339)       $     776
                                                                        ============     ============

Marine vessels: During the three months ended September 30, 2001, lease revenues of $(2,000) were offset by direct expenses and administrative expenses of $36,000. During the same period of 2000, lease revenues of $0.6 million and the gain of $0.9 million from the sale of the Partnership's interest in an entity that owned a marine vessel were offset by depreciation expense, direct expenses, and administrative expenses of $0.6 million.

The decreases in marine vessel lease revenues of $0.6 million and depreciation expense, direct expenses, and administrative expenses of $0.6 million during the three months ended September 30, 2001, were caused by the sale of the Partnership's interest in an entity that owned a marine vessel during 2001 and the sale of a Partnership's interest in an entity that owned another marine vessel during 2000.

Aircraft: During the three months ended September 30, 2001, lease revenues of $0.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.8 million. During the same period of 2000, lease revenues of $0.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.9 million.

Lease revenues decreased $0.3 million due to the reduction in the lease rate as part of new lease agreements of the commercial aircraft.

The decrease in depreciation expense, direct expenses, and administrative expenses of $0.1 million was due to $0.1 million in lower depreciation expense as the result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine containers: During 2000, the Partnership's interest in an entity that owned marine containers was transferred to owned equipment.

(E) Net Income (Loss)

As a result of the foregoing, the Partnership had a net loss of $0.1 million for the three months ended September 30, 2001, compared to net income of $3.3 million during the same period of 2000. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the third quarter of 2001 is not necessarily indicative of future periods.

COMPARISON OF THE PARTNERSHIP'S OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment increased during the nine months ended September 30, 2001, compared to the same period of 2000. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                       For the Nine Months
                                                       Ended September 30,
                                                      2001             2000
                                                    ---------------------------

Marine containers                                   $ 4,665          $ 2,401
Marine vessels                                        2,273            1,972
Railcars                                              1,366            1,475
Aircraft                                                809              786
Trailers                                                246            1,881

Marine containers: Lease revenues and direct expenses for marine containers were $4.7 million and $0.1 million respectively, for the nine months ended September 30, 2001, compared to $2.4 million and $6,000, respectively, during the same period of 2000. An increase in lease revenues of $1.5 million was due to the purchase of additional equipment during 2001 and 2000. Additionally, an increase of $0.8 million was due to the transfer of the Partnership's interest in an entity that owned marine containers from an unconsolidated special-purpose entity (USPE) to owned equipment during 2000.

Marine vessels: Marine vessel lease revenues and direct expenses were $4.3 million and $2.0 million, respectively, for the nine months ended September 30, 2001, compared to $4.2 million and $2.2 million, respectively, during the same period of 2000.

Marine vessel lease revenues increased $0.2 million during the nine months ended September 30, 2001. The increase in lease revenues was caused by the required dry docking of one of the Partnership's two wholly owned marine vessels during the nine months ended September 30, 2000 which was not required during the same period of 2001. During 2000, the marine vessel was off-lease while undergoing dry docking and was not earning any lease revenues.

Marine vessel direct expenses decreased $0.2 million during the nine months ended September 30, 2001. The decrease in direct expenses was caused by lower depreciation expense of $0.1 million as the result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned and lower marine operating expenses of $0.1 million.

Railcars: Railcar lease revenues and direct expenses were $1.8 million and $0.4 million, respectively, for the nine months ended September 30, 2001, compared to $1.9 million and $0.4 million, respectively, during the same period of 2000. A decrease in railcar lease revenues of $0.1 million was due to lower re-lease rates earned on railcars whose leases expired during 2001.

Aircraft: Aircraft lease revenues and direct expenses were $0.8 million and $5,000, respectively, for the nine months ended September 30, 2001, compared to $0.8 million and $28,000, respectively, during the same period of 2000.

Trailers: Trailer lease revenues and direct expenses were $0.5 million and $0.2 million, respectively, for the nine months ended September 30, 2001, compared to $2.7 million and $0.8 million, respectively, during the same period of 2000. A decrease in trailer contribution of $1.6 million was due to the sale of 78% of the Partnership's trailers during 2000.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $8.7 million for the nine months ended September 30, 2001 increased from $8.0 million for the same period in 2000. Significant variances are explained as follows:

     (i) A $1.2 million increase in depreciation and amortization expenses from 2000 levels reflects an increase of $2.0 million in depreciation and amortization expenses resulting from the purchase of additional equipment during 2001 and 2000 and an increase of $0.5 million resulting from the transfer of the Partnership's interest in an entity that owned marine containers from a USPE to owned equipment during 2000. These increases were offset, in part, by a decrease of $0.5 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a decrease of $0.8 million due to the sale of equipment during 2001 and 2000.

     (ii)A $0.4 million decrease in general and administrative expenses during the nine months ended September 30, 2001 was due to lower costs of $0.5 million resulting from the sale of 78% of the Partnership's trailers during 2000 offset in part, by an increase of $0.1 million when compared to the same period of 2000 resulting from allocations by the General Partner due to severance costs related to staff reductions.

     (iii) A $0.1 million decrease in the provision for bad debts was based on the General Partner's evaluation of the collectability of receivables compared to the same period of 2000.

(C) Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the nine months ended September 30, 2001 totaled $22,000, and resulted from the sale of marine containers with an aggregate net book value of $19,000 for proceeds of $41,000. The net gain on disposition of equipment for the nine months ended September 30, 2000 totaled $3.6 million, and resulted from the sale of a commuter aircraft, railcars, marine containers, and trailers with an aggregate net book value of $6.9 million for proceeds of $10.5 million.

(D) Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                                             For the Nine Months
                                                                             Ended September 30,
                                                                            2001             2000
                                                                         ----------------------------

Marine vessels                                                           $  1,998          $   756
Aircraft                                                                     (302)            (953)
Marine containers                                                              --              129
Mobile offshore drilling unit                                                  --               (1)
                                                                         -----------       ----------
  Equity in net income (loss) of USPEs                                   $  1,696          $   (69
                                                                         ===========       ==========

Marine vessels: During the nine months ended September 30, 2001, lease revenues of $0.7 million and the gain of $2.1 million from the sale of the Partnership's interest in an entity that owned a marine vessel were offset by depreciation expense, direct expenses, and administrative expenses of $0.8 million. During the same period of 2000, lease revenues of $2.2 million and the gain of $0.9 million from the sale of the Partnership's interest in an entity that owned a marine vessel were offset by depreciation expense, direct expenses, and administrative expenses of $2.4 million.

The decrease in marine vessel lease revenues of $1.5 million and depreciation expense, direct expenses, and administrative expenses of $1.5 million during the nine months ended September 30, 2001, was caused by the sale of the Partnership's interest in an entity that owned a marine vessel during 2001 and the sale of a Partnership's interest in an entity that owned a marine vessel during 2000.

Aircraft: During the nine months ended September 30, 2001, lease revenues of $1.7 million and other income of $0.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.8 million. During the same period of 2000, lease revenues of $2.0 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.9 million.

Lease revenues increased $0.2 million due to a Boeing 737-300 being on-lease during the nine months ended September 30, 2001 that was off-lease for four months during the same period of 2000. This increase in lease revenues was offset by a decrease of $0.4 million due to the reduction of the lease rate on a MD-82 as part of a new lease agreement of this commercial aircraft. Other income increased $0.8 million during the nine months ended September 30, 2001 due to the recognition of $0.8 million in engine reserve liability as income upon termination of a previous lease agreement. A similar event did not occur during the same period of 2000.

During the nine months ended September 30, 2001, repairs and maintenance increased $0.2 million on the Boeing 737-300 when compared to the same period of 2000. This increase was offset by a decrease of $0.4 million in depreciation expense resulting from the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine containers: During 2000, the Partnership's interest in an entity that owned marine containers was transferred to owned equipment.

(E) Net Income

As a result of the foregoing, the Partnership had a net income of $2.5 million for the nine months ended September 30, 2001, compared to net income of $4.2 million during the same period of 2000. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the nine months ended September 30, 2001 is not necessarily indicative of future periods. In the nine months ended September 30, 2001, the Partnership distributed $1.3 million to the limited partners, or $0.24 per weighted-average limited partnership unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the nine months ended September 30, 2001, the Partnership generated operating cash of $8.4 million (net cash provided by operating activities, plus non-liquidating distributions from USPEs) to meet its operating obligations and make distributions (total for nine months ended September 30, 2001 of $1.4 million) to the partners.

During the nine months ended September 30, 2001, the Partnership disposed of marine containers for proceeds of $41,000 and collected unpaid sales proceeds in accounts receivable at December 31, 2000 of $15,000.

During the nine months ended September 30, 2001, the Partnership purchased marine containers for $8.0 million and paid acquisition and lease negotiation fees of $0.4 million to PLM Financial Services, Inc. (FSI or the General Partner) for this equipment.

Accounts receivable increased $0.3 million during the nine months ended September 30, 2001 due to the timing of cash receipts.

Investments in USPEs decreased $5.5 million during the nine months ended September 30, 2001. Decreases to the Partnership's investments in USPEs were due to the receipt of $2.0 million of cash distributions from the USPEs and the receipt of $5.3 million of liquidating proceeds resulting from the sale of the Partnership's interest in an entity that owned a marine vessel. These decreases were partially offset by $1.7 million of income that was recorded from operations from the Partnership's equity interests in USPEs and $0.1 million additional investment by the Partnership in a USPE.

Accounts payable increased $0.2 million during the nine months ended September 30, 2001 due to the timing of payments to vendors.

During the nine months ended September 30, 2001, the Partnership borrowed $5.5 million from the General Partner to fund the purchase of marine containers. These borrowings were repaid to the General Partner as of September 30, 2001. In addition, the Partnership paid $0.8 million in engine reserves to an affiliated USPE and received $0.2 million in engine reserves from an affiliated USPE.

During the nine months ended June 30, 2001, lessee deposits and reserve for repairs increased $0.3 million due to an increase in the reserve for a marine vessel dry docking of $0.2 million and an increase in the reserve for aircraft engine repairs of $0.1 million.

The Partnership is scheduled to make an annual debt payment of $3.0 million to the lenders of the notes payable on December 31, 2001. The cash for this payment will come from operations and proceeds from equipment sales.

As a result of the settlement of the Koch and Romei actions (see note 10 to the unaudited condensed financial statements), the Partnership will purchase up to 10% of the Partnership's limited partnership units for 80% of the net asset value per unit during the fourth quarter of 2001. The General Partner, on behalf of the Partners, expects to purchase 356,247 limited partnership units for $3.3 million. The cash for this purchase will come from available cash at September 30, 2001.

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

As of November 9, 2001, no eligible borrower has any outstanding borrowings.

The General Partner is currently in discussions with the lenders of the warehouse credit facility to lower the amount available to be borrowed under the facility from $15.0 million to $10.0 million.

(III) OUTLOOK FOR THE FUTURE

Pursuant to the equitable  settlement related to the Koch and Romei actions (see
Note 10 to the unaudited condensed financial statements), as of September 30, 2001, the Partnership phases have been amended. The amendment extends the period in which the Partnership will be able to reinvest its cash flow, surplus cash, and equipment sale proceeds in additional equipment until December 31, 2004. During that time, the General Partner may purchase additional equipment, consistent with the objectives of the Partnership. The Partnership will terminate on December 31, 2013, unless terminated earlier upon sale of all equipment or by certain other events.

The primary objective of the Partnership, through the end of the reinvestment phase, is to maximize the long-term return on the partner's investment. The
General Partner believes this can be achieved through making additional investments with cash flow generated from operations in equipment that can be readily leased or has the possibility for appreciation in value.

Until completion of the Koch and Romei matters related to the purchase of Partnership units (see note 10 to the unaudited condensed financial statements), the Partnership will not make cash distributions to the partners.

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

Factors affecting the Partnership's contribution during the remainder of 2001 and beyond include:

1. Marine vessel bulk-carrier freight rates are dependent upon the overall condition of the international economy. The Partnership's two marine vessels had fixed-rate leases that expired in 2001. The General Partner signed a new lease with the existing lessee resulting in a lease rate reduction of approximately 10%.

2. Railcar loadings in North America for the nine months ended September 30, 2001 are below those of 2000. This decrease has led to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

3. The cost of new marine containers have been at historic lows for the past several years which has caused downward pressure on per diem lease rates for this type of equipment.

4. The tragic events of September 11, 2001 have significantly impacted the commercial airline industry and consequently the demand for commercial aircraft. The General Partner expects the Partnership to be affected as a result of the excess supply of off-lease aircraft now available in the market, as well as the weakened financial strength of the Partnership's aircraft lessees. No direct damage occurred to any of the Partnership's aircraft as a result of these events and the General Partner is currently unable to determine the long-term effects, if any, these events may have on the Partnership's aircraft. As of September 30, 2001, substantially all of the Partnership's lease receivables remain current for owned aircraft and the Partnership's interests in trusts that own commercial aircraft.

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

The Partnership intends to use excess cash flow, if any, after payment of operating expenses, principal and interest on debt, redemption of Partnership units, and cash distributions to the partners, to acquire additional equipment through the end of the reinvestment phase on December 31, 2004. The General Partner believes that these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the nine months ended September 30, 2001, 84% of the Partnership's total lease revenues from wholly- and jointly-owned equipment came from non-United States domiciled lessee's. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees' currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

























                      (This space intentionally left blank)

                          PART II -- OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

           (a)    Exhibits

                  None.

           (b)    Reports on Form 8-K

                  Report dated September 5, 2001 announcing the engagement of Deloitte & Touche LLP as the Partnership's auditors and the dismissal of KPMG, LLP.

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



                                    PLM EQUIPMENT GROWTH & INCOME FUND VII

                                    By:      PLM Financial Services, Inc.
                                             General Partner



Date:  November 12, 2001            By:      /s/ Stephen M. Bess
                                             -------------------
                                             Stephen M. Bess
                                             President and
                                             Current Chief Accounting Officer