Form 10-K
period 2001-12-31
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 2002-03-27
CIK 895234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K


     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001.

     [x]  Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934 For the transition period from     to

                         Commission file number 0-26594
                             -----------------------

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
             (Exact name of registrant as specified in its charter)


               California                                    94-3168838
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

          120 Montgomery Street
      Suite 1350, San Francisco, CA                             94104
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

An index of exhibits filed with this Form 10-K is located on page 26.

Total number of pages in this report:96

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

The offering of units of the Partnership closed on April 25, 1995. As of December 31, 2001, there were 5,041,936 limited partnership units outstanding. The General Partner contributed $100 for its 5% general partner interest in the Partnership.

As a result of amendments to the Partnership's Limited Partnership Agreement made pursuant to a court approved class action settlement, the Partnership may reinvest its cash flow, surplus cash, and equipment sale proceeds in additional equipment, consistent with the objectives of the Partnership, until December 31, 2004. The Partnership will terminate on December 31, 2013 unless terminated earlier upon the sale of all of the equipment or by certain other events.

Table 1, below, lists the equipment and the original cost of equipment in the Partnership's portfolio, and the Partnership's proportional share of equipment owned by unconsolidated special-purpose entities as of December 31, 2001 (in thousands of dollars):

                                     TABLE 1

Units                Type                                             Manufacturer                      Cost
-------------------------------------------------------------------------------------------------------------------

Owned equipment held for operating leases:

   13,941   Marine containers                              Various                                    $    31,701
      431   Refrigerated marine containers                 Various                                          7,214
        2   Dry-bulk marine vessels                        Ishikawa Jima                                   22,212
      323   Pressurized tank railcars                      Various                                          8,574
       67   Woodchip gondola railcars                      National Steel                                   1,028
        1   737-200 Stage II commercial aircraft           Boeing                                           5,483
      244   Dry piggyback trailers                         Various                                          3,743
                                                                                                      ------------
            Total owned equipment held for operating leases                                           $    79,955 (1)
                                                                                                      ============

Equipment owned by unconsolidated special-purpose entities:

  0.38      737-300 Stage III commercial aircraft          Boeing                                     $     9,072 (2)
  0.50      MD-82 Stage III commercial aircraft            McDonnell Douglas                                8,125 (2)
  0.50      MD-82 Stage III commercial aircraft            McDonnell Douglas                                7,132 (2)
                                                                                                      ------------
            Total investments in unconsolidated special-purpose entities                              $    24,329 (1)
                                                                                                      ============

(1)  Includes equipment and investments purchased with the proceeds from capital contributions,  undistributed  cash flow from  operations,  and Partnership borrowings invested in equipment.  Includes costs capitalized subsequent to
     the  date  of  purchase,   and  equipment  acquisition  fees  paid  to  PLM
     Transportation  Equipment  Corporation  (TEC) or PLM  Worldwide  Management
     Services (WMS).

(2)  Jointly owned: EGF VII and an affiliated program.

Equipment is generally leased under operating leases for a term of one to six years. A portion of the Partnership's marine containers are leased to operators of utilization-type leasing pools, which include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. The remaining Partnership marine containers are based on a fixed rate. Lease revenues for intermodal trailers are based on a per-diem lease in the free running interchange with the railroads. Rents for all other equipment are based on fixed rates.

The lessees of the equipment include but are not limited to: Alcoa Inc., American Airlines, Capital Leasing, Cronos Capital Corporation, Pluna-Lineas Aereas Uruguayas S.A., Skeena Cellulose Inc., and Varig South America.

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

(D) Demand

The Partnership currently operates in the following operating segments: marine container leasing, marine vessel leasing, railcar leasing, aircraft leasing, and intermodal trailer leasing. Each equipment-leasing segment engages in short-term to mid-term operating leases to a variety of customers. Except for those aircraft leased to passenger air carriers, the Partnership's transportation equipment is used to transport materials and commodities, rather than people.

The following section describes the international and national markets in which the Partnership's capital equipment operates:

(1) Marine Containers

The Partnership has acquired new standard dry cargo containers and placed this equipment either on mid-term leases or into revenue-sharing agreements. These investments were at the time opportunistically driven by the historically low acquisition prices then available in the market. The Partnership was able to acquire these containers in the $1,500 to $1,600 range for a standard 20-foot container; historically, similar equipment had been sold in the $2,000 range. During 2001 new container prices and market lease rates have continued to decline. The primary reason for this decline is the worldwide recession and attendant slowdown in exports to the United States (US), mostly from the Far East. This trend was further exacerbated by the events of September 11, 2001. Those containers placed on mid-term leases are protected from these market trends, whereas those containers in revenue-sharing agreements have seen reduced earnings.

(2) Marine Vessels

The Partnership owns small to medium-sized dry-bulk marine vessels that operate in international markets carrying a variety of commodity-type cargoes. Demand for commodity-based shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in volume on trade routes. The General Partner operates the Partnership's vessels on periodic charters, an approach that provides some insulation to short term market fluctuations.

During 2001, the market for bulk carriers exhibited, as expected, seasonal strengthening in the late winter, and continued to be strong throughout the summer with some weakness occurring in the fall. The Partnership's dry-bulk marine vessels' long term charters expired during the summer, and were renewed with the existing lessee at current market rates (somewhat below their previous rates).

(3) Railcars

(a) Pressurized Tank Railcars

Pressurized tank cars are used to transport liquefied petroleum gas (natural gas) and anhydrous ammonia (fertilizer). The US markets for natural gas are industrial applications, residential use, electrical generation, commercial applications, and transportation. Natural gas consumption is expected to grow over the next few years as most new electricity generation capacity planned for is expected to be natural gas fired. Within the fertilizer industry, demand is a function of several factors, including the level of grain prices, status of government farm subsidy programs, amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the US dollar. Population growth and dietary trends also play an indirect role.

On an industry-wide basis, North American carloadings of the commodity group that includes petroleum and chemicals decreased over 5% compared to 2000. Even with this decrease in industry-wide demand, the utilization of this type of railcar within the Partnership continued to be in the 98% range through 2001.

(b) Woodchip Gondola Railcars

These railcars are used to transport woodchips from sawmills to pulp mills, where the woodchips are converted into pulp. Thus, demand for woodchip cars is directly related to demand for paper, paper products, particleboard, and plywood. In Canada, where the Partnership's woodchip railcars operate, 2001 carloadings of forest products decreased approximately 5% when compared to 2000 levels. Utilization of the Partnership's woodchip gondola railcars remained 100% during 2001.

(4) Commercial Aircraft

Prior to September 11, 2001, Boeing and Airbus Industries predicted that the rate of growth in the demand for air transportation services would be relatively robust for the next 20 years. Boeing's prediction was that the demand for passenger services would grow at an average rate of about 5% per year and the demand for cargo traffic would grow at about 6% per year during such period.
Airbus' numbers were largely the same at 5% and 6%, respectively. Neither manufacturer has released new long-term predictions; however, both have confirmed lower production rates as well as substantial reductions in their work forces. Both manufacturers experienced significant reductions in the numbers of new orders for the year 2001 (through the end of November), with Boeing reporting 294 (as compared to 611 the previous year) and Airbus reporting 352 (as compared to 520 for the previous year).

Current Market: It is to be noted that even prior to the events on September 11, 2001, the worldwide airline industry experienced negative traffic growth, which in itself is unprecedented in peace time (it also happened during and after the Gulf War). The tragic events of September 11, 2001 have resulted in an unprecedented market situation for used commercial aircraft. The major carriers in the Unites States have grounded (or are in the process of grounding) approximately 20% of their fleets, causing the imbalance between supply and demand for aircraft seats to be exacerbated. In short, the market for used commercial aircraft is more negatively impacted than ever and in un-chartered territory. The Partnership's portfolio of aircraft has been severely impacted.

The Partnership owns one Boeing 737-200 aircraft. The lease for this aircraft expires on October 30, 2002. At December 31, 2001. the lessee of this aircraft is four months in arrears with its lease payments and has notified the General Partner that it wants to return the aircraft. The market for the Boeing 737-200 aircraft is very soft and the credit quality of the airlines interested is, generally speaking, poor. A Boeing 737-300 aircraft, in which the Partnership owns a 38% interest, was placed on lease in late 2001. The Partnership also owns 50% of two MD-82 aircraft, which are on long-term lease to a major US carrier at market rates.

(5) Intermodal (Piggyback) Trailers

Intermodal trailers are used to transport a variety of dry goods by rail on flatcars, usually for distances of over 400 miles. Over the past five years, intermodal trailers have continued to be rapidly displaced by domestic containers as the preferred method of transport for such goods. This displacement occurs because railroads offer approximately 20% lower freight rates on domestic containers compared to trailer rates. During 2001, demand for intermodal trailers was much more volatile than historic norms. Unusually low demand occurred over the second half of the year due to a rapidly slowing economy and low rail freight rates for competing 53-foot domestic containers. Due to the decline in demand, which occurred over the latter half of 2001, shipments for the year within the intermodal trailer market declined approximately 10% compared to the prior year. Average utilization of the entire US intermodal fleet rose from 73% in 1998 to 77% in 1999, and then declined to 75% in 2000 and further declined to a record low of 63% in 2001.

The General Partner continued its aggressive marketing program in a bid to attract new customers for the Partnership's intermodal trailers during 2001. Even with these efforts, average utilization of the Partnership's intermodal trailers for the year 2001 dropped 8% to approximately 73%, still 10% above the national average.

The trend towards using domestic containers instead of intermodal trailers is expected to accelerate in the future. Overall, intermodal trailer shipments are forecast to decline by 10% to 15% in 2002, compared to 2001, due to the anticipated continued weakness of the overall economy. As such, the nationwide supply of intermodal trailers is expected to have approximately 25,000 units in surplus for 2002. For the Partnership's intermodal fleet, the General Partner will continue to seek to expand its customer base while minimizing trailer downtime at repair shops and terminals. Significant efforts will continue to be undertaken to reduce maintenance costs and cartage costs.

(E) Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in governmental regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification of such equipment to meet these regulations, at considerable cost to the Partnership. Such regulations include:

     (1) the US Oil Pollution Act of 1990, which established liability for operators and owners of marine vessels that create environmental pollution. This regulation has resulted in higher oil pollution liability insurance. The lessee of the equipment typically reimburses the Partnership for these additional costs;

     (2) the US Department of Transportation's Aircraft Capacity Act of 1990, which limits or eliminates the operation of commercial aircraft in the United States that does not meet certain noise, aging, and corrosion criteria. In addition, under US Federal Aviation Regulations, after
     December 31, 1999, no person shall operate an aircraft to or from any airport in the contiguous United States unless that airplane has been shown to comply with Stage III noise levels. The Partnership has one Stage II aircraft that does not meet Stage III requirements. The cost to install a hushkit to meet quieter Stage III requirements is approximately $2.5 million, depending on the type of aircraft. Currently, the Partnership's Stage II aircraft is operating in countries that do not require this regulation. Upon lease expiration, this aircraft will either be leased in a country that does not have these regulations or sold;

     (3) the Montreal Protocol on Substances that Deplete the Ozone Layer and the US Clean Air Act Amendments of 1990, which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects to the stratospheric ozone layer and that are used extensively as refrigerants in refrigerated marine cargo containers; and

     (4) the US Department of Transportation's Hazardous Materials Regulations regulates the classification and packaging requirements of hazardous materials that apply particularly to Partnership's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000 all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify the tank railcar for service. The average cost of this inspection is $3,600 for jacketed tank railcars and $1,800 for non-jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Partnership currently owns 269 jacketed tank railcars and 54 non-jacketed tank railcars that will need re-qualification. As of December 31, 2001, a total of 30 tank railcars have been inspected with no significant defects.

As of December 31, 2001, the Partnership was in compliance with the above governmental regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2. PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased and its interest in entities that own equipment for leasing purposes. As of December 31, 2001, the Partnership owned a portfolio of transportation and related equipment and investments in equipment owned by unconsolidated special-purpose entities (USPEs), as described in Item 1, Table
1. The Partnership acquired equipment with the proceeds of the Partnership offering of $107.4 million through the third quarter of 1995, proceeds from the debt financing of $23.0 million, and by reinvesting a portion of its operating cash flow in additional equipment.

The Partnership maintains its principal office at 120 Montgomery Street, Suite 1350, San Francisco, California 94104. All office facilities are provided by FSI without reimbursement by the Partnership.

ITEM 3. LEGAL PROCEEDINGS

Two class action lawsuits which were filed against PLM International and various of its wholly owned subsidiaries in January 1997 in the United States District Court for the Southern District of Alabama, Southern Division (the court), Civil Action No. 97-0177-BH-C (the Koch action), and June 1997 in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action), were fully resolved during the fourth quarter of 2001.

The named plaintiffs were individuals who invested in PLM Equipment Growth Fund IV (Fund IV), PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI (Fund VI), and the Partnership (Fund VII and collectively, the Funds), each a California limited partnership for which PLMI's wholly owned subsidiary, FSI, acts as the General Partner. The complaints asserted causes of action against all defendants for fraud and deceit, suppression, negligent misrepresentation, negligent and intentional breaches of fiduciary duty, unjust enrichment, conversion, conspiracy, unfair and deceptive practices and violations of state securities law. Plaintiffs alleged that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs asserted liability against defendants for improper sales and marketing practices, mismanagement of the Funds, and concealing such mismanagement from investors in the Funds. Plaintiffs sought unspecified compensatory damages, as well as punitive damages.

In February 1999, the parties to the Koch and Romei actions agreed to monetary and equitable settlements of the lawsuits, with no admission of liability by any defendant, and filed a Stipulation of Settlement with the court. The court preliminarily approved the settlement in August 2000, and information regarding the settlement was sent to class members in September 2000. A final fairness hearing was held on November 29, 2000, and on April 25, 2001, the federal magistrate judge assigned to the case entered a Report and Recommendation recommending final approval of the monetary and equitable settlements to the federal district court judge. On July 24, 2001, the federal district court judge adopted the Report and Recommendation, and entered a final judgment approving the settlements. No appeal has been filed and the time for filing an appeal has expired.

The monetary settlement provides for a settlement and release of all claims against defendants in exchange for payment for the benefit of the class of up to $6.6 million, consisting of $0.3 million desposited by PLMI and the remainder funded by an insurance policy. The final settlement amount of $4.9 million (of which PLMI's share was approximately $0.3 million) was accrued in 1999, paid out in the fourth quarter of 2001 and was determined based upon the number of claims filed by class members, the amount of attorneys' fees awarded by the court to plaintiffs' attorneys, and the amount of the administrative costs incurred in connection with the settlement.

The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Funds' equipment, except for Fund IV, (b) the extension (until December 31,
2004) of the period during which FSI can reinvest the Funds' funds in additional equipment, except for Fund IV, (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease negotiation fees) that FSI is entitled to earn in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; except for Fund IV, (d) a one-time purchase by each of Funds V, VI and VII of up to 10% of that partnership's outstanding units for 80% of net asset value per unit as of September 30, 2000; and (e) the deferral of a portion of the management fees paid, except for Fund IV, to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Funds. The equitable settlement also provides for payment of additional attorneys' fees to the plaintiffs' attorneys from Fund funds in the event, if ever, that certain performance thresholds have been met by the Funds. Following a vote of limited partners resulting in less than 50% of the limited partners of each of Funds V, VI and VII voting against such amendments and after final approval of the settlement, each of the Funds' limited partnership agreement was amended to reflect these changes. During the fourth quarter of 2001, the respective Funds purchased limited partnership units from those equitable class members who submitted timely requests for purchase. Fund VII agreed to purchase 351,290 of its limited partnership units at a total cost of $3.2 million.

The Partnership is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 2001.












                      (This space intentionally left blank)

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant to the terms of the partnership agreement, the General Partner is entitled to 5% of the cash distributions of the Partnership. The General Partner is the sole holder of such interests. Net income is allocated to the General Partner to the extent necessary to cause the General Partner's capital account to equal zero. The remaining interests in the profits, losses, and cash distributions of the Partnership are allocated to the limited partners. As of December 31, 2001, there were 5,472 limited partners holding units in the Partnership.

There are several secondary markets in which limited partnership units trade. Secondary markets are characterized as having few buyers for limited partnership interests and, therefore, are generally viewed as inefficient vehicles for the sale of limited partnership units. Presently, there is no public market for the limited partnership units and none is likely to develop.

To prevent the limited partnership units from being considered publicly traded and thereby to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the limited partnership units will not be transferable without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner intends to monitor transfers of limited partnership units in an effort to ensure that they do not exceed the percentage or number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not a US citizen or if the transfer would cause any portion of the units of a "Qualified Plan" as defined by the Employee Retirement Income Security Act of 1974 and Individual Retirement Accounts to exceed the allowable limit.

As a result of the settlement in the Koch and Romei actions (see Note 10 to the audited financial statements), the Partnership was required to purchase up to 10% of the Partnership's limited partnership units for 80% of the net asset valued per unit. During the fourth quarter 2001, the General Partner, on behalf of the Partnership, agreed to purchase 351,290 limited partnership units and, as of December 31, 2001, has paid or accrued $3.2 million to the purchasing agent for this purchase.

As of December 31, 2001, the purchasing agent purchased 281,633 units, which is reflected as a reduction in Partnership units. The purchasing agent also purchased an additional 59,786 during January 2002. The General Partner expects the remaining 9,871 units to be purchased during the remainder of 2002.

Under the former redemption plan, as of December 31, 2000, the Partnership had purchased a cumulative total of 46,728 limited partnership units at a total cost of $0.6 million.










                      (This space intentionally left blank)

ITEM 6. SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Partnership:

                                     TABLE 2

                         For the Year Ended December 31,
         (In thousands of dollars, except weighted-average unit amounts)

                                                2001         2000         1999        1998          1997
                                             ----------------------------------------------------------------

Operating results:
  Total revenues                             $  16,120    $  19,801     $  20,849     $  18,200    $   17,885
  Net gain (loss) on disposition of
      equipment                                     41        3,614         1,140           (31)        1,803
  Equity in net income (loss) of uncon-
      solidated special-purpose entities         1,255         (621)        6,067         6,493         1,430
  Net income                                     2,147        4,059         6,708         5,824         1,101

At year-end:
  Total assets                               $  50,684    $  56,208     $  65,966     $  76,537    $   82,623
  Total liabilities                             16,455       19,493        23,219        26,505        30,050
  Notes payable                                 14,000       17,000        20,000        23,000        23,000

Cash distribution                            $   1,422    $  10,088     $  10,083     $  10,127    $   10,176

Cash distribution representing
    a return of capital to the limited
    partners                                 $      --    $   6,029     $   3,375     $   4,303    $    9,075

Per weighted-average limited partnership unit:

 Net income                                  $    0.38(1) $    0.67(1)  $     1.16(1) $    0.99(1) $     0.11(1)

 Cash distribution                           $    0.24    $    1.80     $     1.80    $    1.80    $     1.80

 Cash distribution representing
     a return of capital                     $      --    $    1.13     $     0.64    $    0.81    $     1.69


(1) After reduction of income necessary to cause the General Partner's capital account to equal zero of $19,000 ($0.00 per weighted-average limited partnership unit) in 2001, $0.3 million ($0.06 per weighted-average limited partnership unit) in 2000, $0.2 million ($0.03 per weighted-average limited partnership unit) in 1999, $0.2 million ($0.04 per weighted-average limited partnership unit) in 1998, and $0.5 million ($0.08 per weighted-average limited partnership unit) in 1997.




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

(B) Results of Operations - Factors Affecting Performance

(1) Re-leasing Activity and Repricing Exposure to Current Economic Conditions

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for Partnership equipment include supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing or repricing activity in 2001 for its railcar, marine container, trailer, marine vessel, and aircraft portfolios.

(a) Railcars: This equipment experienced significant re-leasing activity. Lease rates in this market are showing signs of weakness and this has lead to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

(b) Marine containers: A portion of the Partnership's marine containers are leased to operators of utilization-type leasing pools and, as such, are highly exposed to re-leasing and repricing activity.

(c) Trailers: The Partnership's trailer portfolio operates within short-line railroad systems. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing and repricing activity.

(d) Marine vessels: The Partnership's marine vessels were released during 2001 at the current market rate exposing them to repricing and re-leasing risk.

(e) Aircraft: This equipment also experienced re-leasing and repricing activity. Two of the Partnership's partially owned aircraft on an operating lease were re-leased during 2001 at the current market rate which was much lower than the rate that was in place during 2000. The Partnership's remaining partially owned aircraft on an operating lease was also re-leased during 2001 at approximately the same rate that was in place during 2000.

(2) Equipment Liquidations

Liquidation of Partnership owned equipment and of investments in unconsolidated special-purpose entities (USPEs), unless accompanied by an immediate replacement of additional equipment earning similar rates (see Reinvestment Risk, below), represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership.

During 2001, the Partnership disposed of owned equipment that included marine containers and a trailer for total proceeds of $0.1 million. The Partnership also disposed of its interest in an USPE that owned a marine vessel for proceeds of $5.3 million.

(3) Nonperforming Lessees

Lessees not performing under the terms of their leases, either by not paying rent, not maintaining or operating the equipment in accordance with the conditions of the leases, or other possible departures from the lease terms, can result not only in reductions in contribution, but also may require the Partnership to assume additional costs to protect its interests under the leases, such as repossession or legal fees. The Partnership experienced the following in 2001:

     (i) During 2001, the lessee of a Stage II Boeing 737-200 commercial aircraft notified the General Partner of its intention to return this aircraft. As of December 31, 2001, the lessee has not remitted four lease payments due to the Partnership. The Partnership has a security deposit from this lessee that could be used to pay a portion of the amount due. During October 2001, the General Partner sent a notification of default to the lessee. The lease, with an expiration date of October 2002, has certain return condition requirements for each aircraft. The General Partner has recorded an allowance for bad debts for the amount due less the security deposit.

     (ii)Trans World Airlines (TWA), a former lessee, filed for bankruptcy protection under Chapter 11 in January 2001. Upon the acquisition of TWA by American Airlines (AA), the General Partner accepted an offer from AA to lease the aircraft for 84 months at the current market rate.

(4) Reinvestment Risk

Reinvestment risk occurs when the Partnership cannot generate sufficient surplus cash after fulfillment of operating obligations and distributions to reinvest in additional equipment during the reinvestment phase of the Partnership, equipment is disposed of for less than threshold amounts, proceeds from the dispositions, or surplus cash available for reinvestment cannot be reinvested at the threshold lease rates, or proceeds from sales or surplus cash available for reinvestment cannot be deployed in a timely manner.

Pursuant to the equitable  settlement related to the Koch and Romei actions (see
Note 10 to the audited financial statements), the Partnership intends to increase its equipment portfolio by investing surplus cash in additional equipment, after fulfilling operating requirements, until December 31, 2004. Additionally, during 2001, the Partnership paid PLM Financial Services, Inc. (FSI or the General Partner) $0.3 million in acquisition and lease negotiation fees related to equipment purchased during 2001.

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

During 2001, the Partnership purchased a portfolio of marine containers for $8.4 million, including acquisition fees of $0.4 million. All acquisition fees were paid to FSI.

(5) Equipment Valuation

In accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), the General Partner reviews the carrying values of the Partnership's equipment portfolio at least quarterly and whenever circumstances indicate that the carrying value of an asset may not be recoverable due to expected future market conditions. If the projected undiscounted cash flows and the fair market value of the equipment are less than the carrying value of the equipment, a loss on revaluation is recorded. No reductions were required to the carrying value of the equipment during 2001, 2000, or 1999.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which replaces SFAS No. 121. SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.

The Partnership will apply the new rules on accounting for the impairment or disposal of long-lived assets beginning in the first quarter of 2002, and they are not anticipated to have an impact on the Partnership's earnings or financial position.

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

For the year ended December 31, 2001, the Partnership generated $10.2 million in operating cash (net cash provided by operating activities plus non-liquidating cash distributions from USPEs) to meet its operating obligations and make distributions of $1.4 million to the partners.

During the year ended December 31, 2001, the Partnership disposed of owned equipment and an investment in an USPE for aggregate proceeds of $5.4 million.

During the year ended December 31, 2001, the Partnership purchased marine containers for $8.0 million and paid acquisition fees and lease negotiation fees of $0.2 million to FSI. The Partnership also increased its interest in a trust owning a commercial aircraft $0.1 million by paying lease negotiation fees to FSI. Pursuant to the equitable settlement related to the Koch and Romei actions (see Note 10 to the audited financial statements), during 2001 the Partnership paid FSI $0.3 million in acquisition and lease negotiation fees related to owned marine containers.

Accounts receivable increased $0.3 million during 2001 due to the timing of cash receipts.

Investments in USPEs decreased $6.3 million due to cash distributions of $2.4 million to the Partnership from the USPEs and liquidation proceeds of $5.3 million to the Partnership offset, in part, by income of $1.3 million that was recorded from the Partnership's equity interests in USPEs for the year 2001 and an additional investment of $0.1 million in an USPE made by the Partnership.

Accounts payable increased $0.5 million during 2001. An increase of $0.8 million was due to an accrual to purchase Partnership units required by the equitable settlement (see Note 10 to the audited financial statements) offset, in part, by a decrease of $0.3 million due to the timing of payments to vendors.

During 2001, due to affiliates decreased $0.6 million resulting from the payment of $0.8 million in engine reserves to an affiliated USPE offset, in part, by the receipt $0.1 million in engine reserves from an affiliated USPE.

As a result of the settlement in the Koch and Romei actions (see Note 10 to the audited financial statements), the Partnership's redemption plan has been terminated and the Partnership was required to purchase up to 10% of the Partnership's limited partnership units for 80% of the net asset valued per unit. During the fourth quarter 2001, the General Partner, on behalf of the Partnership, paid $2.4 million to the purchasing agent and accrued $0.8 million to purchase 351,290 limited partnership units. The cash for this purchase will come from available cash.

The Partnership made the annual debt payment of $3.0 million to the lenders of the notes payable during 2001.

The Partnership has a remaining outstanding balance of $14.0 million on the notes payable. The remaining balance of the notes will be repaid in two principal payments of $3.0 million on December 31, 2002 and 2003, and in two principal payments of $4.0 million on December 31, 2004 and 2005. The agreement requires the Partnership to maintain certain financial covenants related to fixed-charge coverage and maximum debt.

In April 2001, PLM International, Inc. (PLMI) entered into a $15.0 million warehouse facility, which is shared with the Partnership, PLM Equipment Growth Fund VI, and Professional Lease Management Income Fund I, LLC. During December 2001, this facility was amended to lower the amount available to be borrowed to $10.0 million. The facility provides for financing up to 100% of the cost of the equipment. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than April 12, 2002. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. This facility expires in April 2002. The General Partner believes it will be able to renew the warehouse facility upon its expiration with terms similar to those in the current facility.

As of March 27, 2002, the Partnership had no borrowings outstanding under this facility and there were no other borrowings outstanding under this facility by any other eligible borrower.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.

(D) Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, the General Partner reviews these estimates including those related to asset lives and depreciation methods, impairment of long-lived assets including intangibles, allowance for doubtful accounts, reserves related to legally mandated equipment repairs and contingencies and litigation. These estimates are based on the General Partner's historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The General Partner believes, however, that the estimates, including those for the above-listed items, are reasonable and that actual results will not vary significantly from the estimated amounts.

The General Partner believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Partnership's financial statements:

Asset lives and depreciation methods: The Partnership's primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The General Partner has chosen asset lives that it believes correspond to the economic life of the related asset. The General Partner has chosen a deprecation method that it believes matches the benefit to the Partnership from the asset with the associated costs. These judgments have been made based on the General Partner's expertise in each equipment segment that the Partnership operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential future cash flows from the asset to the Partnership, the Partnership would be required to record a loss on revaluation. Likewise, if the net book value of the asset was reduced by an amount greater than the economic value has deteriorated, the Partnership may record a gain on sale upon final disposition of the asset.

Impairment of long-lived assets: On a regular basis, the General Partner reviews the carrying value of its equipment, investments in USPEs and intangible assets to determine if the carrying value of the asset may not be recoverable due to current economic conditions. This requires the General Partner to make estimates related to future cash flows from each asset as well as the determination if the deterioration is temporary or permanent. If these estimates or the related assumptions change in the future, the Partnership may be required to record additional impairment charges.

Allowance for doubtful accounts: The Partnership maintains allowances for doubtful accounts for estimated losses resulting from the inability of the lessees to make the lease payments. These estimates are primarily based on the amount of time that has lapsed since the related payments were due as well as specific knowledge related to the ability of the lessees to make the required payments. If the financial condition of the Partnership's lessees were to deteriorate, additional allowances could be required that would reduce income. Conversely, if the financial condition of the lessees were to improve or if legal remedies to collect past due amounts were successful, the allowance for doubtful accounts may need to be reduced and income would be increased.

Reserves for repairs: The Partnership accrues for legally required repairs to equipment such as dry docking for marine vessels and engine overhauls to aircraft engines over the period prior to the required repairs. The amount that is reserved for is based on the General Partner's expertise in each equipment segment, the past history of such costs for that specific piece of equipment and discussions with independent, third party equipment brokers. If the amount reserved for is not adequate to cover the cost of such repairs or if the repairs must be performed earlier than the General Partner estimated, the Partnership would incur additional repair and maintenance or equipment operating expenses.

Contingencies and litigation: The Partnership is subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Partnership may be required to record additional litigation expense.

(E) Results of Operations - Year-to-Year Detailed Comparison

(1) Comparison of the Partnership's Operating Results for the Years Ended December 31, 2001 and 2000

(a) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment increased during the year ended December 31, 2001, compared to 2000. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                      For the Years
                                                    Ended December 31,
                                                  2001             2000
                                                ---------------------------

        Marine containers                        $ 6,185          $ 3,905
        Marine vessels                             2,903            2,681
        Railcars                                   1,798            1,927
        Aircraft                                   1,079            1,053
        Trailers                                     318            1,998

Marine containers: Lease revenues and direct expenses for marine containers were $6.3 million and $0.1 million respectively, for 2001, compared to $3.9 million and $20,000, respectively, during 2000. An increase in lease revenues of $1.5 million was due to the purchase of additional equipment during 2001 and 2000. Additionally, an increase of $0.8 million was due to the transfer of the Partnership's interest in an entity that owned marine containers from an unconsolidated special-purpose entity (USPE) to owned equipment during 2000.

Marine vessels: Marine vessel lease revenues and direct expenses were $5.5 million and $2.6 million, respectively, for 2001, compared to $5.5 million and $2.8 million, respectively, during 2000.

Marine vessel direct expenses decreased $0.2 million during 2001. The decrease in direct expenses was caused by lower depreciation expense of $0.1 million as the result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned and lower marine operating expenses of $0.1 million.

Railcars: Railcar lease revenues and direct expenses were $2.4 million and $0.6 million, respectively, for 2001, compared to $2.5 million and $0.5 million, respectively, during 2000. A decrease in railcar lease revenues of $0.1 million was due to lower re-lease rates earned on railcars whose leases expired during 2001.

Aircraft:  Aircraft  lease  revenues and direct  expenses  were $1.1 million and
$6,000,   respectively,   for  2001,  compared  to  $1.1  million  and  $32,000,
respectively, during 2000.

Trailers: Trailer lease revenues and direct expenses were $0.6 million and $0.3 million, respectively, for 2001, compared to $2.9 million and $0.9 million, respectively, during 2000. A decrease in trailer contribution of $1.7 million was due to the sale of 78% of the Partnership's trailers during 2000.

(b) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $11.6 million for 2001 increased from $10.8 million for 2000. Significant variances are explained as follows:

     (i) A $1.2 million increase in depreciation and amortization expenses from 2000 levels reflects an increase of $2.6 million in depreciation and amortization expenses resulting from the purchase of additional equipment during 2001 and 2000 and an increase of $0.5 million resulting from the transfer of the Partnership's interest in an entity that owned marine containers from an USPE to owned equipment during 2000. These increases were offset, in part, by a decrease of $1.1 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a decrease of $0.8 million due to the sale of equipment during 2001 and 2000.

     (ii)A $0.2 million increase in the provision for bad debts was based on the General Partner's evaluation of the collectability of receivables compared to 2000;

     (iii) A $0.1 million decrease in interest expense was due to lower average borrowings outstanding during 2001 compared to 2000; and

     (iv)A $0.4 million decrease in general and administrative expenses during the year ended December 31, 2001 was due to lower costs of $0.5 million resulting from the sale of 78% of the Partnership's trailers during 2000.

(c) Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the year ended December 31, 2001 totaled $41,000, and resulted from the sale of marine containers and a trailer with an aggregate net book value of $34,000 for proceeds of $75,000. The net gain on disposition of equipment for the year ended December 31, 2000 totaled $3.6 million, and resulted from the sale of a commuter aircraft, railcars, marine containers, and trailers with an aggregate net book value of $6.9 million for proceeds of $10.5 million.

(d)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
     (USPEs)

Equity in net income (loss) of USPEs represent the Partnership's share of the net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method of accounting. These entities were single purpose and had no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

                                                         For the Years
                                                       Ended December 31,
                                                      2001            2000
                                                    ---------------------------

        Marine vessels                              $   2,002       $    826
        Aircraft                                         (747)        (1,605)
        Marine containers                                  --            129
        Mobile offshore drilling unit                      --             29
                                                    ------------    -----------
          Equity in net income (loss) of U          $   1,255       $   (621)
                                                    ============    ===========

Marine vessels: During 2001, lease revenues of $0.7 million and the gain of $2.1 million from the sale of the Partnership's interest in an entity that owned a marine vessel were offset by depreciation expense, direct expenses, and administrative expenses of $0.8 million. During 2000, lease revenues of $2.9 million and the gain of $0.9 million from the sale of the Partnership's interest in an entity that owned a marine vessel were offset by depreciation expense, direct expenses, and administrative expenses of $2.9 million.

The decrease in marine vessel lease revenues of $2.1 million and depreciation expense, direct expenses, and administrative expenses of $2.1 million during 2001, was caused by the sale of the Partnership's interest in an entity that owned a marine vessel during 2001 and the sale of a Partnership's interest in an entity that owned a marine vessel during 2000.

Aircraft: During 2001, lease revenues of $2.2 million and other income of $0.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $3.7 million. During 2000, lease revenues of $2.7 million were offset by depreciation expense, direct expenses, and administrative expenses of $4.3 million.

Lease revenues decreased $0.6 million due to the reduction of the lease rate on both MD-82's as part of a new lease agreement for these commercial aircraft. This decrease in lease revenues was partially offset by an increase of $0.1 million due to the Boeing 737-300 being on-lease during 2001 that was off-lease for four months during 2000. Other income increased $0.8 million during 2001 due to the recognition of $0.8 million in engine reserve liability as income upon termination of a previous lease agreement. A similar event did not occur during 2000.

During 2001, depreciation expense, direct expenses, and administrative expenses decreased $0.5 million resulting from the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine containers: During 2000, the Partnership's interest in an entity that owned marine containers was transferred to owned equipment.

(e) Net Income

As a result of the foregoing, the Partnership had a net income of $2.1 million for the year ended December 31, 2001, compared to net income of $4.1 million during 2000. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the year ended December 31, 2001 is not necessarily indicative of future periods. In the year ended December 31, 2001, the Partnership distributed $1.3 million to the limited partners, or $0.24 per weighted-average limited partnership unit.













                      (This space intentionally left blank)

(2) Comparison of the Partnership's Operating Results for the Years Ended December 31, 2000 and 1999

In September 1999, FSI amended the corporate-by-laws of certain USPEs in which the Partnership, or any affiliated program, owns an interest greater than 50%. The amendment to the corporate-by-laws provided that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment (the Amendment). As such, although the Partnership may own a majority interest in an USPE, the Partnership does not control its management and thus the equity method of accounting will be used after adoption of the Amendment. As a result of the Amendment, as of September 30, 1999, all jointly owned equipment in which the Partnership owned a majority interest, which had been consolidated, was reclassified to investments in USPEs. Lease revenues and direct expenses for jointly owned equipment in which the Partnership held a majority interest were reported under the consolidation method of accounting during the year ended December 31, 1999 and were included with the owned equipment operations. For the three months ended December 31, 1999 and twelve months ended December 31, 2000, lease revenues and direct expenses for these entities are reported under the equity method of accounting and are included with the operations of the USPEs.

(a) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 2000, when compared to 1999. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                             For the Years
                                                           Ended December 31,
                                                         2000             1999
                                                     ---------------------------

        Marine containers                              $ 3,905          $ 2,518
        Marine vessels                                   2,681            3,880
        Trailers                                         1,998            3,302
        Railcars                                         1,927            2,090
        Aircraft                                         1,053              642
        Portable heaters and others                         --              739

Marine containers: Lease revenues and direct expenses for marine containers were $3.9 million and $20,000, respectively, for 2000, compared to $2.5 million and $2,000, respectively, during 1999.

The September 30, 1999 Amendment that changed the accounting method of majority-held equipment from the consolidation method of accounting to the equity method of accounting impacted the reporting of lease revenues for marine containers. As a result of the Amendment, during the year ended December 31, 2000, lease revenues decreased $1.3 million when compared to the same period of 1999. The decrease in lease revenues caused by the Amendment was offset by an increase in marine containers lease revenues of $2.2 million caused by the purchase of additional equipment during 1999 and 2000 and an increase of $0.6 million caused by the transfer of the Partnership's interest in an entity that owned marine containers from an USPE to owned equipment during 2000.

Marine vessels: Marine vessel lease revenues and direct expenses were $5.5 million and $2.8 million, respectively, for 2000, compared to $7.8 million and $3.9 million, respectively, during 1999.

The September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting impacted the reporting of lease revenues and direct expenses of one marine vessel. As a result of the Amendment, during 2000, lease revenues decreased $1.8 million and direct expenses decreased $1.4 million when compared to 1999.

In addition, a decline in lease revenues of $0.4 million was caused by the required dry-docking of one of the Partnership's two wholly owned marine vessels. During the dry-docking period, this marine vessel did not earn any lease revenues. Marine vessel direct expenses also increased $0.4 million during 2000 due to increases in repairs and maintenance of $0.4 million and equipment operating expenses of $0.2 million. These increases were offset, in part, by a decrease of $0.2 million in insurance expense.

Trailers: Trailer lease revenues and direct expenses were $2.9 million and $0.9 million, respectively, for 2000, compared to $4.2 million and $0.9 million, respectively, during 1999. The decrease in trailer contribution was due to the sale of 78% of the Partnership's trailers during 2000.

Railcars: Railcar lease revenues and direct expenses were $2.5 million and $0.5 million, respectively, for 2000, compared to $2.7 million and $0.6 million, respectively, during 1999. The decrease in railcar lease revenues of $0.2 million was primarily due to lower re-lease rates earned on railcars whose leases expired during 2000.

Aircraft: Aircraft lease revenues and direct expenses were $1.1 million and $32,000, respectively, for 2000, compared to $1.5 million and $0.9 million, respectively, during 1999. The decrease of $0.4 million in aircraft lease revenues was due to the sale of three commercial aircraft during 1999 and a commuter aircraft during 2000. During 1999, an off-lease commuter aircraft required repairs of $0.9 million which were not required during 2000.

Portable heaters and others: The Partnership sold all the portable heaters and others during September 1999.

(b) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $10.8 million for 2000 decreased from $14.0 million for 1999. Significant variances are explained as follows:

     (i) A $2.3 million decrease in depreciation and amortization expenses from 1999 levels reflects the decrease of $0.7 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned, a decrease of $1.3 million due to the sale of equipment during 2000 and 1999, and a decrease of $2.1 million as a result of the Amendment which changed the accounting method used for majority-held equipment from the consolidation method of accounting to the equity method of accounting. These decreases were offset, in part, by an increase of $1.4 million in depreciation and amortization expenses resulting from the purchase of additional equipment during 2000 and 1999 and an increase of $0.4 million resulting from the transfer of the Partnership's interest in an entity that owned marine containers from an USPE to owned equipment during 2000.

     (ii)A $0.7 million decrease in the provision for bad debts was based on the General Partner's evaluation of the collectability of receivables. During 1999, the General Partner increased the provision for bad debts based on the collectability of receivables due from the lessee of the portable heaters. A similar provision did not have to be made during 2000.

     (iii) A $0.2 million decrease in interest expense was due to a lower average outstanding debt balance during 2000 when compared to 1999.

     (iv)A $0.1 million decrease in management fees was due to lower lease revenues earned by the Partnership during 2000 when compared to 1999.

     (v) A $0.1 million increase in administrative expenses was due to higher costs associated with the transition of Partnership trailers and operations of three new PLM short-term trailer rental facilities prior to the sale of these facilities during 2000.

(c) Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for 2000 totaled $3.6 million, and resulted from the sale of a commuter aircraft, railcars, marine containers, and trailers with an aggregate net book value of $6.9 million for proceeds of $10.5 million. The net gain on disposition of equipment for 1999 totaled $1.1 million, and resulted from the sale of a commuter aircraft, commercial aircraft, portable heaters, trailers, modular buildings, and railcars with an aggregate net book value of $6.5 million for proceeds of $7.6 million.

(d)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
(USPEs)

Equity in net income (loss) of USPEs represent the Partnership's share of the net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method of accounting. These entities were single purpose and had no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

                                                               For the Years
                                                             Ended December 31,
                                                          2000               1999
                                                       -------------------------------

        Marine vessels                                 $     826          $    (192)
        Marine containers                                    129                  7
        Mobile offshore drilling unit                         29                 92
        Aircraft                                          (1,605)             6,160
                                                       ------------       ------------
          Equity in net income (loss) of USPEs         $    (621)         $   6,067
                                                       ============       ============

Marine vessels: During 2000, lease revenues of $2.9 million and the gain from the sale of the Partnership's interest in an entity that owned a marine vessel of $0.9 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.9 million. During 1999, lease revenues of $1.4 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.6 million.

An increase in marine vessel lease revenues of $1.8 million and depreciation expense, direct expenses, and administrative expenses of $1.6 million during 2000, was caused by the September 30, 1999 Amendment that changed the accounting method of majority-held equipment from the consolidation method of accounting to the equity method of accounting for one marine vessel. The lease revenues and depreciation expense, direct expenses, and administrative expenses for the majority-owned marine vessel were reported under the consolidation method of accounting for the first nine months under owned equipment operations during 1999.

The increase in marine vessel lease revenues and depreciation expense, direct expenses, and administrative expenses caused by the Amendment, was offset in part by lower lease revenues of $0.3 million and lower depreciation expense, direct expenses, and administrative expenses of $0.2 million due to the sale of a marine vessel during the third quarter of 2000.

Marine containers: During 2000, lease revenues of $0.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.7 million. During 1999, lease revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.3 million.

The increase in marine container lease revenues of $0.5 million and depreciation expense, direct expenses, and administrative expenses of $0.3 million during 2000, was caused by the September 30, 1999 Amendment that changed the accounting method of majority-held equipment from the consolidation method of accounting to the equity method of accounting.

Mobile offshore drilling unit: The Partnership's interest in an entity owning a mobile offshore drilling unit was sold during the fourth quarter of 1999. During 2000, additional sale proceeds of $30,000 were offset by administrative expenses of $1,000. During 1999, lease revenues of $0.4 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million and the loss from the sale of the Partnership's interest in an entity that owned the mobile offshore drilling unit of $0.1 million.

Aircraft: During 2000, lease revenues of $2.7 million were offset by depreciation expense, direct expenses, and administrative expenses of $4.3 million. During 1999, lease revenues of $2.6 million and the gain from the sale of the Partnership's interest in three trusts of $8.9 million were offset by depreciation expense, direct expenses, and administrative expenses of $5.3 million.

Lease revenues increased $0.5 million due to a Boeing 737-300 being on-lease in 2000 that was off-lease during 1999. This increase in lease revenues was partially offset by a decrease of $0.4 million in lease revenues due to the sale of the Partnership's investment in a trust that owned a Boeing 767-200ER commercial aircraft during the second quarter 1999.

The decrease in expenses of $1.0 million was primarily due to lower depreciation expense. The sale of the Partnership's interest in three trusts during 1999 caused depreciation expense to decrease $0.4 million. Depreciation expense decreased an additional $1.4 million as the result of the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned. The decreases were offset, in part, by the Partnership's investment in an additional trust during the second quarter of 1999 which increased depreciation expense $0.4 million. The decrease in depreciation expense was partially offset by an increase in repairs and maintenance of $0.4 million to the Boeing 737-300 which were not required during 1999.

(e) Net Income

As a result of the foregoing, the Partnership had a net income of $4.1 million for the year ended December 31, 2000, compared to a net income of $6.7 million during 1999. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the year ended December 31, 2000 is not necessarily indicative of future periods. In the year ended December 31, 2000, the Partnership distributed $9.6 million to the limited partners, or $1.80 per weighted-average limited partnership unit.

(F) Geographic Information

Certain of the Partnership's equipment operates in international markets. Although these operations expose the Partnership to certain currency, political, credit, and economic risks, the General Partner believes these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in United States (US) dollars. Political risks are minimized by avoiding operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by US banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to
Note 6 to the audited financial statements for information on the lease revenues, net income (loss), and net book value of equipment in various geographic regions.

Revenues and net operating income (loss) by geographic region are impacted by the time period the asset is owned and the useful life ascribed to the asset for depreciation purposes. Net income (loss) from equipment is significantly impacted by depreciation charges, which are greatest in the early years of ownership due to the use of the double-declining balance method of depreciation. The relationships of geographic revenues, net income (loss), and net book value of equipment are expected to change significantly in the future, as assets come off lease and decisions are made either to redeploy the assets in the most advantageous geographic location or sell the assets.

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to US-domiciled lessees consists of aircraft, trailers, and railcars. During 2001, US lease revenues accounted for 16% of the total lease revenues of wholly and jointly owned equipment. This region reported a net income of $0.5 million.

The Partnership's owned equipment on lease to Canadian-domiciled lessees consists of railcars. During 2001, Canadian lease revenues accounted for 8% of the total lease revenues of wholly- and jointly-owned equipment. This region reported a net income of $0.7 million.

The Partnership's investment in equipment owned by an USPE that was on lease to a lessee domiciled in Iceland consisted of an aircraft. During 2001, Icelandic lease revenues accounted for 3% of the total lease revenues of wholly and jointly owned equipment. This region reported a net loss of $0.8 million. The primary reasons for this loss were the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and repairs and maintenance to the aircraft during 2001.

The Partnership's owned equipment and investments in equipment owned by an USPE on lease to a South American-domiciled lessee consists of aircraft. During 2001, South American lease revenues accounted for 6% of the total lease revenues of wholly and jointly owned equipment. This region reported a net income of $0.2 million.

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to lessees in the rest of the world consists of marine vessels and marine containers. During 2001, lease revenues for these operations accounted for 67% of the total lease revenues of wholly and jointly owned equipment while this region reported a net income of $3.7 million. Included in net income from this region was the gain on sale of a marine vessel of $2.1 million.

(G) Inflation

Inflation had no significant impact on the Partnership's operations during 2001, 2000, or 1999.

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

The Partnership intends to use excess cash flow, if any, after payment of operating expenses, to pay principal and interest on debt, pay cash distributions to the partners, and acquire additional equipment until December 31, 2004. The General Partner believes that these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.

Factors that may affect the Partnership's contribution in 2002 and beyond include:

(i) Marine vessel dry bulk freight rates are dependent upon the overall condition of the international economy. One of the marine vessel leases will expire late in 2002 and the other will expire early in 2003. Future opportunities for the Partnership's marine vessels will become limited due to the age of this equipment.

(ii) The cost of new marine containers have been at historic lows for the past several years which has caused downward pressure on per diem lease rates.

(iii) Railcar loadings in North America have weakened over the past year. During 2001, utilization and lease rates decreased. Railcar contribution may decrease in 2002 as existing leases expire and renewal leases are negotiated.

(iv) The airline industry began to see lower passenger travel during 2001. The tragic events on September 11, 2001 worsened the situation. No direct damage occurred to any of the Partnership's aircraft as a result of these events and the General Partner is currently unable to determine the long-term effects, if any, these events may have on the Partnership's aircraft. One of the Partnership's owned commercial aircraft leases expire during 2002; however, the lessee stopped paying on the aircraft lease in September 2001 and has notified the General Partner that they would like to return the aircraft before the lease expiration date.

Several other factors may affect the Partnership's operating performance in the year 2002 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

(1) Repricing and Reinvestment Risk

Certain portions of the Partnership's aircraft, marine vessels, marine containers, railcars, and trailers portfolios will be remarketed in 2002 as existing leases expire, exposing the Partnership to repricing risk/opportunity. Additionally, the General Partner may elect to sell certain underperforming equipment or equipment whose continued operation may become prohibitively expensive. In either case, the General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time, and cannot accurately assess the effect of such activity on future Partnership performance. The proceeds from the sold or liquidated equipment will be redeployed to purchase additional equipment, as the Partnership is in its reinvestment phase.

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

Under US Federal Aviation Regulations, after December 31, 1999, no person shall operate an aircraft to or from any airport in the contiguous United States unless that airplane has been shown to comply with Stage III noise levels. The Partnership's Stage II aircraft is currently leased in a country that does not require this regulation.

The US Department of Transportation's Hazardous Materials Regulations regulates the classification and packaging requirements of hazardous materials that apply particularly to Partnership's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000 all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify the tank railcar for service. The average cost of this inspection is $3,600 for jacketed tank railcars and $1,800 for non-jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Partnership currently owns 269 jacketed tank railcars and 54 non-jacketed tank railcars that will need re-qualification. As of December 31, 2001, a total of 30 tank railcars have been inspected with no significant defects.

Ongoing changes in the regulatory environment, both in the United States and internationally, cannot be predicted with accuracy, and preclude the General Partner from determining the impact of such changes on Partnership operations, purchases, or sale of equipment.

(I) Distribution Levels and Additional Capital Resources

Pursuant to the amended limited partnership agreement, the Partnership will cease to reinvest surplus cash in additional equipment beginning on January 1, 2005. Prior to that date, the General Partner intends to continue its strategy of selectively redeploying equipment to achieve competitive returns, or selling equipment that is underperforming or whose operation becomes prohibitively expensive. During this time, the Partnership will use operating cash flow, proceeds from the sale of equipment, and additional debt to meet its operating obligations, make distributions to the partners, and acquire additional equipment. In the long term, changing market conditions and used-equipment values may preclude the General Partner from accurately determining the impact of future re-leasing activity and equipment sales on Partnership performance and liquidity. Consequently, the General Partner cannot establish future distribution levels with any certainty at this time.

The Partnership's permanent debt obligation began to mature in December 1999.

The General Partner believes that sufficient cash flow will be available in the future for repayment of debt and to meet Partnership operating cash flow requirements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During 2001, 84% of the Partnership's total lease revenues from wholly- and jointly-owned equipment came from non-United States-domiciled lessees. Most of the Partnership's leases require payment in US currency. If these lessees' currency devalues against the US dollar, the lessees could potentially encounter difficulty in making the US dollar denominated lease payments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnership are listed in the Index to Financial Statements included in Item 14(a) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     (A)  Disagreements with Accountants on Accounting and Financial Disclosures

          None.

     (B)  Changes in Accountants

          In September 2001, the General Partner announced that the Partnership had engaged Deloitte & Touche LLP as the Partnership's auditors and had dismissed KPMG LLP. KPMG LLP issued unqualified opinions on the 1999 and 2000 financial statements. During 1999 and 2000 and the subsequent interim period preceding such dismissal, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.














                      (This space intentionally left blank)

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:

Name                                     Age     Position
---------------------------------------- ------- ------------------------------------------------------------------


Gary D. Engle                            52      Director, PLM Financial Services, Inc., PLM Investment
                                                 Management Inc., and PLM Transportation Equipment Corp.

James A. Coyne                           41      Director and Secretary, PLM Financial Services Inc., PLM
                                                 Investment Management, Inc., and PLM Transportation Equipment
                                                 Corp.

Stephen M. Bess                          55      President and Director, PLM Financial Services, Inc., PLM
                                                 Investment Management Inc., and PLM Transportation Equipment
                                                 Corp.

Gary D. Engle was appointed a Director of PLM Financial Services, Inc. in January 2002. He was appointed a director of PLM International, Inc. in February 2001. He is a director and President of MILPI. Since November 1997, Mr. Engle has been Chairman and Chief Executive Officer of Semele Group Inc. ("Semele"), a publicly traded company. Mr. Engle is President and Chief Executive Officer of Equis Financial Group ("EFG"), which he joined in 1990 as Executive Vice President. Mr. Engle purchased a controlling interest in EFG in December 1994. He is also President of AFG Realty, Inc.

James A. Coyne was appointed a Director and Secretary of PLM Financial Services Inc. in April 2001. He was appointed a director of PLM International, Inc in February 2001. He is a director, Vice President and Secretary of MILPI. Mr. Coyne has been a director, President and Chief Operating Officer of Semele since 1997. Mr. Coyne is Executive Vice President of Equis Corporation, the general partner of EFG. Mr. Coyne joined EFG in 1989, remained until 1993, and rejoined in November 1994.

Stephen M. Bess was appointed a Director of PLM Financial Services, Inc. in July 1997. Mr. Bess was appointed President of PLM Financial Services, Inc. in October 2000. He was appointed President and Chief Executive Officer of PLM International, Inc. in October 2000. Mr. Bess was appointed President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. He served as Corporate Controller of PLM, Inc. beginning in December 1982. Mr. Bess was Vice President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corporation, a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.

ITEM 11. EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (A)  Security Ownership of Certain Beneficial Owners

          The General Partner is generally entitled to a 5% interest in the profits and losses (subject to certain allocations of income), and distributions. As of December 31, 2001, no investor was known by the General Partner to beneficially own more than 5% of the limited partnership units of the Partnership.

     (B)  Security Ownership of Management

          Neither the General Partner and its affiliates nor any executive officer or director of the General Partner and its affiliates owned any limited partnership units of the Partnership as of December 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (A)  Transactions with Management and Others

          During 2001, the Partnership paid or accrued the following fees to FSI or its affiliates: management fees, $0.8 million; equipment acquisition fees, $0.4 million; and lease negotiation fees, $0.1 million. The Partnership reimbursed FSI or its affiliates $0.5 million for administrative and data processing services performed on behalf of the Partnership during 2001.

          During 2001, the USPEs paid or accrued the following fees to FSI or its affiliates: management fees, $0.1 million; administrative and data processing services, $0.1 million; and lease negotiation fees, $0.1 million.

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

          2.  Financial Statements required under Regulation S-X Rule 3-09

          The following financial statements are filed as Exhibits of this Annual Report on Form 10-K:

          a. Boeing 767
          b. Boeing 737-200 Trust S/N 24700
          c. TAP Trust

     (B)  Financial Statement Schedule

          Schedule II Valuation and Qualifying Accounts

          All other financial statement schedules have been omitted, as the required information is not pertinent to the registrant or is not material, or because the information required is included in the financial statements and notes thereto.

     (C)  Reports on Form 8-K

          None.

     (D)  Exhibits

     4. Limited Partnership Agreement of Partnership. Incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-55796), which became effective with the Securities and Exchange Commission on May 25, 1993.

     4.1 First Amendment to the Third Amended and Restated Partnership Agreement dated May 28, 1993, incorporated by reference to the Partnership's Form 10-K dated December 31, 2000 filed with the Securities and Exchange Commission on March 16, 2001.

     4.2 Second Amendment to the Third Amended and Restated Partnership Agreement, dated January 21, 1994, incorporated by reference to the Partnership's Form 10-K dated December 31, 2000 filed with the Securities and Exchange Commission on March 16, 2001.

     4.3 Third Amendment to the Third Amended and Restated Partnership Agreement, dated March 25, 1999, incorporated by reference to the Partnership's Form 10-K dated December 31, 2000 filed with the Securities and Exchange Commission on March 16, 2001.

     4.4 Fourth Amendment to the Third Amended and Restated Partnership Agreement, dated August 24, 2001.

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

     10.3 Warehousing Credit Agreement, dated as of April 13, 2001, incorporated by reference to the Partnership's Form 10-Q dated March 31, 2001 filed with the Securities and Exchange Commission on May 9, 2001.

     10.4 First Amendment to Warehousing Credit Agreement, dated as of December 21, 2001.

     Financial Statements required under Regulation S-X Rule 3-09:

     99.1 Boeing 767.

     99.2 Boeing 737-200 Trust S/N 24700.

     99.3 TAP Trust.









                      (This space intentionally left blank)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Partnership has no directors or officers. The General Partner has signed on behalf of the Partnership by duly authorized officers.


Dated: March 27, 2002            PLM EQUIPMENT GROWTH & INCOME FUND VII
                                 PARTNERSHIP

                                 By:      PLM Financial Services, Inc.
                                          General Partner


                                 By:      /s/ Stephen M. Bess
                                          -----------------------------------
                                          Stephen M. Bess
                                          President and Current Chief Accounting
                                          Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                                   Capacity                       Date




/s/ Gary D. Engle
---------------------------------
Gary D. Engle                         Director, FSI               March 27, 2002




/s/ James A. Coyne
---------------------------------
James A. Coyne                        Director, FSI               March 27, 2002




/s/ Stephen M. Bess
---------------------------------
Stephen M. Bess                        Director, FSI              March 27, 2002

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                                       Page

Independent auditors' reports                                          29-30

Balance sheets as of December 31, 2001 and 2000                         31

Statements of income for the years ended
     December 31, 2001, 2000, and 1999                                  32

Statements of changes in partners' capital for the
     years ended December 31, 2001, 2000, and 1999                      33

Statements of cash flows for the years ended
     December 31, 2001, 2000, and 1999                                  34

Notes to financial statements                                          35-47

Independent auditors' report on financial statement schedule            48

Schedule II Valuation and Qualifying Accounts                           49

INDEPENDENT AUDITORS' REPORT



The Partners
PLM Equipment Growth & Income Fund VII:


We have audited the accompanying balance sheet of PLM Equipment Growth & Income Fund VII (the "Partnership"), as of December 31, 2001, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ Deloitte & Touche LLP


Certified Public Accountants

Tampa, Florida
March 8, 2002

INDEPENDENT AUDITORS' REPORT



The Partners
PLM Equipment Growth & Income Fund VII:


We have audited the accompanying balance sheet of PLM Equipment Growth & Income Fund VII ("the Partnership") as of December 31, 2000 and the related statements of income, changes in partners' capital and cash flows for each of the years in the two-year period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth & Income Fund VII as of December 31, 2000 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.




/s/ KPMG LLP

SAN FRANCISCO, CALIFORNIA
March 12, 2001

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                                 BALANCE SHEETS
                                  December 31,
                 (in thousands of dollars, except unit amounts)


                                                                                     2001                 2000
                                                                                 -----------------------------------
ASSETS

Equipment held for operating leases, at cost                                     $    79,955          $    71,632
Less accumulated depreciation                                                        (42,910)             (35,114)
                                                                                 -----------------------------------
  Net equipment                                                                       37,045               36,518

Cash and cash equivalents                                                              3,129                2,941
Restricted cash                                                                           75                  194
Accounts receivable, less allowance for doubtful accounts of
    $306 in 2001 and $27 in 2000                                                       1,764                1,502
Investments in unconsolidated special-purpose entities                                 8,351               14,689
Lease negotiation fees to affiliate, less accumulated
    amortization of $169 in 2001 and $80 in 2000                                         129                  138
Debt issuance costs, less accumulated amortization
    of $155 in 2001 and $129 in 2000                                                     100                  126
Prepaid expenses and other assets                                                         91                  100
                                                                                 -----------------------------------

      Total assets                                                               $    50,684          $    56,208
                                                                                 ===================================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
Accounts payable and accrued expenses                                            $       959          $       411
Due to affiliates                                                                        551                1,182
Lessee deposits and reserve for repairs                                                  945                  900
Notes payable                                                                         14,000               17,000
                                                                                 -----------------------------------
  Total liabilities                                                                   16,455               19,493
                                                                                 -----------------------------------

Commitments and contingencies

Partners' capital
Limited partners (limited partnership units of 5,041,936 and
      5,323,569 as of December 31, 2001 and 2000, respectively)                       34,229               36,715
General Partner                                                                           --                   --
                                                                                 -----------------------------------
  Total partners' capital                                                             34,229               36,715
                                                                                 -----------------------------------

      Total liabilities and partners' capital                                    $    50,684          $    56,208
                                                                                 ===================================













                 See accompanying notes to financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                              STATEMENTS OF INCOME
                        For the Years Ended December 31,
         (in thousands of dollars, except weighted-average unit amounts)



                                                                   2001            2000             1999
                                                               -----------------------------------------------
REVENUES

Lease revenue                                                  $   15,842       $   15,870      $    19,432
Interest and other income                                             237              317              277
Net gain on disposition of equipment                                   41            3,614            1,140
                                                               -----------------------------------------------
  Total revenues                                                   16,120           19,801           20,849
                                                               -----------------------------------------------

EXPENSES

Depreciation and amortization                                       7,938            6,723            9,013
Repairs and maintenance                                             1,629            2,189            3,121
Equipment operating expenses                                        1,643            1,847            2,629
Insurance expenses                                                    396              308              563
Management fees to affiliate                                          827              858              982
Interest expense                                                    1,308            1,454            1,672
General and administrative expenses to affiliates                     471              824              925
Other general and administrative expenses                             737              816              602
Provision for bad debts                                               279              102              815
                                                               -----------------------------------------------
  Total expenses                                                   15,228           15,121           20,322
                                                               -----------------------------------------------

Minority interests                                                     --               --              114
                                                               -----------------------------------------------

Equity in net income (loss) of unconsolidated
    special-purpose entities                                        1,255             (621)           6,067
                                                               -----------------------------------------------
Net income                                                     $    2,147       $    4,059      $     6,708
                                                               ===============================================

Partners' share of net income

Limited partners                                               $    2,021       $    3,555      $     6,204
General Partner                                                       126              504              504
                                                               -----------------------------------------------

Total                                                          $    2,147       $    4,059      $     6,708
                                                               ===============================================

Limited partners' net income per
    weighted-average limited partnership unit                  $     0.38       $     0.67      $      1.16
                                                               ===============================================

Cash distribution                                              $    1,422       $   10,088      $    10,083
                                                               ===============================================

Cash distribution per weighted-average
    limited partnership unit                                   $     0.24       $     1.80      $      1.80
                                                               ===============================================









                 See accompanying notes to financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the Years Ended December 31, 2001, 2000, and 1999
                            (in thousands of dollars)



                                                     Limited            General
                                                    Partners            Partner            Total
                                                   --------------------------------------------------

  Partners' capital as of December 31, 1998        $   46,247        $        --        $   46,247

Net income                                              6,204                504             6,708

Purchase of limited partnership units                    (125)                --              (125)

Cash distribution                                      (9,579)              (504)          (10,083)
                                                   --------------------------------------------------

  Partners' capital as of December 31, 1999            42,747                 --            42,747

Net income                                              3,555                504             4,059

Purchase of limited partnership units                      (3)                --                (3)

Cash distribution                                      (9,584)              (504)          (10,088)
                                                   --------------------------------------------------

  Partners' capital as of December 31, 2000            36,715                 --            36,715

Net income                                              2,021                126             2,147

Purchase of limited partnership units                  (3,211)                --            (3,211)

Cash distribution                                      (1,296)              (126)           (1,422)
                                                   --------------------------------------------------

  Partners' capital as of December 31, 2001        $   34,229        $        --        $   34,229
                                                   ==================================================























                 See accompanying notes to financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,
                            (in thousands of dollars)

                                                                             2001            2000           1999
                                                                         --------------------------------------------
OPERATING ACTIVITIES

Net income                                                               $     2,147     $    4,059     $     6,708
Adjustments to reconcile net income
      to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                7,938          6,723           9,013
  Provision for bad debts                                                        279            102             815
  Net gain on disposition of equipment                                           (41)        (3,614)         (1,140)
  Equity in net (income) loss from unconsolidated
    special-purpose entities                                                  (1,255)           621          (6,067)
  Changes in operating assets and liabilities:
    Restricted cash                                                              119            (83)           (111)
    Accounts receivable, net                                                    (557)          (490)           (207)
    Prepaid expenses and other assets                                              9            (46)            (44)
    Accounts payable and accrued expenses                                       (230)            70            (237)
    Due to affiliates                                                           (631)           623             251
    Lessee deposits and reserve for repairs                                       46           (492)            233
    Minority interests                                                            --             --            (443)
                                                                         --------------------------------------------
      Net cash provided by operating activities                                7,824          7,473           8,771
                                                                         --------------------------------------------

INVESTING ACTIVITIES

Payments for purchase of equipment and capitalized repairs                    (8,017)       (10,729)        (11,855)
Investment in and equipment purchased and placed in
    unconsolidated special-purpose entities                                      (86)            --          (8,975)
Distribution from unconsolidated special-purpose entities                      2,387          4,411           3,382
Payments of acquisition fees to affiliate                                       (366)          (440)           (567)
Payments of lease negotiation fees to affiliate                                  (82)           (98)           (126)
Distributions from liquidation of unconsolidated special-purpose
    entities                                                                   5,293          2,433          17,043
Proceeds from disposition of equipment                                            90         10,487           7,626
                                                                         --------------------------------------------
      Net cash (used in) provided by investing activities                       (781)         6,064           6,528
                                                                         --------------------------------------------

FINANCING ACTIVITIES

Proceeds from short-term notes payable to affiliate                            5,500             --              --
Payments of short-term notes payable to affiliate                             (5,500)            --              --
Cash distribution paid to limited partners                                    (1,296)        (9,584)         (9,579)
Cash distribution paid to General Partner                                       (126)          (504)           (504)
Purchase of limited partnership units                                         (2,433)            (3)           (125)
Principal payments on notes payable                                           (3,000)        (3,000)         (3,000)
                                                                         --------------------------------------------
      Net cash used in financing activities                                   (6,855)       (13,091)        (13,208)
                                                                         --------------------------------------------
Net increase in cash and cash equivalents                                        188            446           2,091
Cash and cash equivalents at beginning of year                                 2,941          2,495             404
                                                                         --------------------------------------------
Cash and cash equivalents at end of year                                 $     3,129     $    2,941     $     2,495
                                                                         ============================================

SUPPLEMENTAL INFORMATION
Interest paid                                                            $     1,308     $    1,454     $     1,672
                                                                         ============================================
Noncash transfer of equipment at net book value from
  unconsolidated special-purpose entities                                $        --     $    5,688     $        --
                                                                         ============================================

                 See accompanying notes to financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

ORGANIZATION

PLM Equipment Growth & Income Fund VII, a California limited partnership (the Partnership), was formed on December 2, 1992 to engage in the business of owning, leasing, or otherwise investing in predominately used transportation and related equipment. PLM Financial Services, Inc. (FSI) is the General Partner of the Partnership. FSI is a wholly owned subsidiary of PLM International, Inc. (PLM International or PLMI).

FSI manages the affairs of the Partnership. The cash distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner. Net income is allocated to the General Partner to the extent necessary to cause the General Partner's capital account to equal zero (see Net Income and Distributions Per Limited Partnership Unit below). The General Partner is also entitled to receive a subordinated incentive fee as defined in the limited Partnership agreement after the limited partners receive a minimum return on, and a return of, their invested capital.

Pursuant to the equitable  settlement related to the Koch and Romei actions (see
Note 10), the Partnership phases have been amended and a one-time purchase by the Partnership of up to 10% of the outstanding units for 80% of net asset value per unit has been approved. The amendment extends the period in which the Partnership will be able to reinvest its cash flow, surplus cash, and equipment sale proceeds into additional equipment until December 31, 2004. During that time, the General Partner may purchase additional equipment, consistent with the objectives of the Partnership, and increase the amount of front-end fees up to 20% (including acquisition and lease negotiation fees) that FSI is entitled to earn. The amendment also extends the Partnership's termination date to December 31, 2013, unless terminated earlier upon the sale of all equipment or by certain other events. As a result of the equitable settlement, the Partnership's redemption plan has been terminated and the General Partner has agreed to purchase 351,290 units and, as of December 31, 2001, has paid or accrued $3.2 million to the purchasing agent for this purchase.

As of December 31, 2001, the purchasing agent purchased 281,633 units, which is reflected as a reduction in Partnership units. The purchasing agent also purchased an additional 59,786 during January 2002. The General Partner expects the remaining 9,871 units to be purchased during the remainder of 2002.

Under the former redemption plan, for the years ended December 31, 2000 and 1999, the Partnership had purchased 250 and 10,392 limited partnership units, respectively, for $3,000, and $0.1 million, respectively. No units were purchased under this plan in 2001.

ESTIMATES

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

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION (continued)

ACCOUNTING FOR LEASES

The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term as earned in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases" (SFAS No. 13). Lease origination costs are capitalized and amortized over the term of the lease.

DEPRECIATION AND AMORTIZATION

Depreciation of transportation equipment held for operating leases is computed on the double-declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars and 12 years for other equipment. The depreciation method is changed to straight line when annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Acquisition fees and certain other acquisition costs have been capitalized as part of the cost of the equipment. Lease negotiation fees are amortized over the initial equipment lease term. Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the estimated remaining life of the equipment. Debt issuance costs are amortized over the term of the related loan using the straight-line method that approximates the effective interest method (see Note 7).

TRANSPORTATION EQUIPMENT

Equipment held for operating leases is stated at cost less any reductions to the carrying value as required by SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121).

In accordance with SFAS No. 121, the General Partner reviews the carrying values of the Partnership's equipment portfolio at least quarterly and whenever circumstances indicate that the carrying value of an asset may not be recoverable due to expected future market conditions. If the projected undiscounted cash flows and the fair market value of the equipment are less than the carrying value of the equipment, a loss on revaluation is recorded. No reductions were required to the carrying value of the owned equipment or partially owned USPE equipment during 2001, 2000, or 1999.

In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.
144), which replaces SFAS No. 121. SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.

The Partnership will apply the new rules on accounting for the impairment or disposal of long-lived assets beginning in the first quarter of 2002, and they are not anticipated to have an impact on the Partnership's earnings or financial position.

INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The Partnership has interests in unconsolidated special-purpose entities (USPEs) that own transportation equipment. These are single purpose entities that do not have any debt or other financial encumbrances and are accounted for using the equity method. As of December 31, 2001 and 2000, the Partnership owned a majority interest in one such entity. Prior to September 30, 1999, the Partnership controlled the management of these entities and thus they were consolidated into the Partnership's financial statements. On September 30, 1999, the corporate by-laws of this entity were changed to require a unanimous vote by all owners on major business decisions. Thus, from September 30, 1999 forward, the Partnership no

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION (continued)

INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES (continued)

longer controlled the management of these entities, and the accounting method for the entities was changed from the consolidation method to the equity method.

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

REPAIRS AND MAINTENANCE

Repairs and maintenance costs related to marine vessels, railcars, and trailers are usually the obligation of the Partnership and are charged against operations as incurred. Costs associated with marine vessel dry-docking are estimated and accrued ratably over the period prior to such dry-docking. If a marine vessel is sold and there is a balance in the dry-docking reserve account for that marine vessel, the balance in the reserve account is included as additional gain on disposition. Maintenance costs of aircraft and marine containers are the obligation of the lessee. To meet the maintenance requirements of certain aircraft airframes and engines, reserve accounts are prefunded by the lessee over the period of the lease based on the number of hours this equipment is used, times the estimated rate to repair this equipment. If repairs exceed the amount prefunded by the lessee, the Partnership may have the obligation to fund and accrue the difference. If an aircraft is sold and there is a balance in the reserve account for repairs to that aircraft, the balance in the reserve account is included as additional gain on disposition. The aircraft reserve accounts and marine vessel dry-docking reserve accounts are included in the accompanying balance sheets as lessee deposits and reserve for repairs.

NET INCOME AND DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT

Special allocations of income are made to the General Partner to the extent necessary to cause the capital account balance of the General Partner to be zero as of the close of such year. The limited partners' net income is allocated among the limited partners based on the number of limited partnership units owned by each limited partner and on the number of days of the year each limited partner is in the Partnership.

Cash distributions of the Partnership are allocated 95% to the limited partners and 5% to the General Partner and may include amounts in excess of net income.

Cash distributions are recorded when paid. Monthly unitholders receive a distribution check 15 days after the close of the previous month's business and quarterly unitholders receive a distribution check 45 days after the close of the quarter.

Cash distributions to investors in excess of net income are considered a return of capital. Cash distributions to the limited partners of $6.0 million and $3.3 million for the years ended December 31, 2000 and 1999, respectively, were deemed to be a return of capital. None of the cash distributions to the limited partners during 2001 were deemed to be a return of capital.

Cash distributions relating to the fourth quarter of 2000 and 1999, of $1.4 million for each year, were paid during the first quarter of 2001 and 2000, respectively. There were no cash distributions related to the fourth quarter 2001 paid during the first quarter of 2002.

NET INCOME PER WEIGHTED-AVERAGE LIMITED PARTNERSHIP UNIT

Net income per weighted-average limited partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of limited partnership units deemed

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION (continued)

NET INCOME PER WEIGHTED-AVERAGE LIMITED PARTNERSHIP UNIT (continued)

outstanding during the year. The weighted-average number of limited partnership units deemed outstanding during the years ended December 31, 2001, 2000, and 1999 was 5,321,254; 5,323,610; and 5,326,161, respectively.

CASH AND CASH EQUIVALENTS

The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash equivalents approximates fair market value due to the short-term nature of the investments.

COMPREHENSIVE INCOME

The Partnership's comprehensive income is equal to net income for the years ended December 31, 2001, 2000, and 1999.

RESTRICTED CASH

As of December 31, 2000, restricted cash represented lessee security deposits held by the Partnership.

NEW ACCOUNTING STANDARDS

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142), was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and other intangible assets determined to have an indefinite useful life from an amortization method to an impairment-only approach. Amortization of applicable intangible assets will cease upon adoption of this statement. The Partnership is required to implement SFAS No. 142 on January 1, 2002 and it has not yet determined the impact, if any, this statement will have on its financial position or results of operations.

2. GENERAL PARTNER AND TRANSACTIONS WITH AFFILIATES

An officer of FSI contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI, subject to certain reductions, receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPEs equal to the lesser of (i) the fees that would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (A) for that equipment for which IMI provides only basic equipment management services, (a) 2% of the gross lease revenues, as defined in the agreement, attributable to equipment that is subject to full payout net leases and (b) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, and (B) for that equipment for which IMI provides supplemental equipment management services, 7% of the gross lease revenues attributable to such equipment. The Partnership reimbursed FSI $0.5 million during 2001, $0.8 million during 2000, and $0.9 million during 1999 for data processing expenses and other administrative services performed on behalf of the Partnership.

The Partnership's proportional share of USPEs management fees to affiliate were $0.1 million, $0.3 million, $0.2 million during 2001, 2000, and 1999, respectively, and the Partnership's proportional share of administrative and data processing expenses to affiliate during 2001, 2000, and 1999 was $0.1 million for each year. Both of these affiliate expenses reduced the Partnership's proportional share of the equity interest in income in USPEs.

The Partnership and USPEs paid or accrued lease negotiation and equipment acquisition fees of $0.5 million, $0.5 million, and $1.1 million, during 2001, 2000, and 1999, respectively, to FSI.

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

2.   GENERAL PARTNER AND TRANSACTIONS WITH AFFILIATES (continued)

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

The  Partnership   owned  certain   equipment  in  conjunction  with  affiliated
partnerships during 2001, 2000, and 1999 (see Note 4).

The Partnership had borrowings from the General Partner from time to time and was charged market interest rates effective at the time of the borrowing. During 2001, the Partnership borrowed $5.5 million for 70 days from the General Partner to fund the purchase of marine containers and paid a total of $0.1 million in interest to the General Partner. There were no similar borrowings during 2000 or 1999.

The balance due to affiliates as of December 31, 2001 includes $0.2 million due to FSI and its affiliates for management fees and $0.4 million due to affiliated USPEs. The balance due to affiliates as of December 31, 2000 includes $0.1 million due to FSI and its affiliates for management fees and $1.0 million due to affiliated USPEs.

3. EQUIPMENT

The components of owned equipment as of December 31 are as follows (in thousands of dollars):

                 Equipment Held for Operating Leases                2001              2000
        ------------------------------------------------------  -------------------------------

        Marine containers                                       $   38,915        $   30,599
        Marine vessels                                              22,212            22,212
        Rail equipment                                               9,602             9,580
        Aircraft                                                     5,483             5,483
        Trailers                                                     3,743             3,758
                                                                -------------------------------
                                                                    79,955            71,632
        Less accumulated depreciation                              (42,910)          (35,114)
                                                                -------------------------------
           Net equipment                                         $   37,045        $   36,518
                                                                ===============================

Revenues are earned by placing the equipment under operating leases. A portion of the Partnership's marine containers are leased to operators of utilization-type leasing pools, which include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. The remaining Partnership leases for marine containers are based on a fixed rate. Lease revenues for trailers operating with short-line railroad systems are based on a per-diem lease in the free running railroad interchange. Rents for all other equipment are based on fixed rates.

As of December 31, 2001, all owned equipment was on lease except for 8 railcars. As of December 31, 2000, all owned equipment was on lease except for 23 railcars. The net book value of the equipment off lease was $0.1 million and $0.2 million as of December 31, 2001 and 2000, respectively.

During 2001, the Partnership purchased marine containers for $8.0 million and paid acquisition fees of $0.4 million to FSI. During 2000, the Partnership purchased marine containers for $10.2 million, including acquisition fees of $0.4 million paid to FSI, and paid $0.9 million related to an accrual for marine containers that were purchased in 1999. In addition, the General Partner transferred marine containers with an original equipment cost of $7.9 million from the Partnership's USPE portfolio to owned equipment.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS

3. EQUIPMENT (continued)

During 2001, the Partnership disposed of marine containers and a trailer with a net book value of $34,000 for proceeds of $0.1 million. During 2000, the Partnership disposed of a commuter aircraft, trailers, marine containers, and railcars with an aggregate net book value of $6.9 million for $10.5 million.

All wholly and jointly-owned equipment leases are accounted for as operating leases. Future minimum rent under noncancelable operating leases as of December 31, 2001 for this equipment during each of the next five years are approximately $13.7 million in 2002; $6.2 million in 2003; $5.0 million in 2004; $3.3 million in 2005; $2.2 million in 2006, and $2.3 million thereafter. Per diem and short-term rentals consisting of utilization rate lease payments included in lease revenues amounted to $3.6 million in 2001, $6.2 million in 2000, and $4.2 million in 1999.

4.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIEs (USPEs)

The  Partnership  owns equipment  jointly with  affiliated  programs.  These are
single  purpose   entities  that  do  not  have  any  debt  or  other  financial encumbrances.

In September 1999, the General Partner amended the corporate-by-laws of certain USPEs in which the Partnership, or any affiliated program, owns an interest greater than 50%. The amendment to the corporate-by-laws provided that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment. As such, although the Partnership may own a majority interest in an USPE, the Partnership does not control its management and thus the equity method of accounting will be used after adoption of the amendment. As a result of the amendment, as of September 30, 1999, all jointly owned equipment in which the Partnership owned a majority interest, which had been consolidated, was reclassified to investments in USPEs. Accordingly, as of December 31, 2001 and 2000, the balance sheet reflect all investments in USPEs on an equity basis.

The net investment in USPEs includes the following jointly owned equipment (and related assets and liabilities) as of December 31 (in thousands of dollars):

                                                                                          2001             2000
                                                                                      ------------------------------
      38% interest in a trust owning a Boeing 737-300 Stage III commercial
                aircraft                                                              $    5,564        $    6,497
      50% interest in a trust owning an MD-82 Stage III commercial aircraft                2,845             3,751
      80% interest in an entity that owned a dry bulk-carrier marine vessel                  (14)            3,482
      50% interest in a trust that owned an MD-82 Stage III commercial aircraft              (44)              900
      44% interest in an entity that owned a dry bulk-carrier marine vessel                   --                59
                                                                                      -----------       -----------
          Net investments                                                             $    8,351        $   14,689
                                                                                      ===========       ===========

As of December 31, 2001 and 2000, all jointly owned equipment in the Partnership's USPE portfolio was on lease.

During 2001, the Partnership increased its interest in a trust that owned a commercial aircraft by paying $0.1 million in lease negotiation fees to FSI.

During 2001, the General Partner sold the Partnership's 80% interest in an entity owning a dry bulk-carrier marine vessel. The Partnership's interest in this entity was sold for proceeds of $5.3 million for its net investment of $3.4 million. Included in the net gain on sale of this entity was the unused portion of marine vessel dry-docking of $0.2 million. During 2000, the General Partner sold the Partnership's interest in an entity that owned a dry bulk-carrier marine vessel for $2.4 million for its net investment of $1.7 million, and received additional sales proceeds of $30,000 from the 1999 sale of a mobile offshore drilling unit. The General Partner also transferred the Partnership's interest in an entity that owned marine containers to owned equipment.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS

4. INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES (continued)

The following summarizes the financial information for the USPEs and the Partnership's interest therein as of and for the years ended December 31 (in thousands of dollars):

                                    2001                          2000                           1999
                                         Net Interest                 Net Interest                   Net Interest
                             Total           of            Total          of              Total          of
                             USPEs       Partnership       USPEs      Partnership         USPEs      Partnership
                          ---------------------------   --------------------------    --------------------------
     Net Investments      $    20,380    $     8,351    $    30,411    $    14,689    $   53,037   $    27,843
     Lease revenues            5,725           2,925        10,841          6,300         12,908         4,638
     Net income (loss)           522           1,255        (1,557)          (621)        31,725         6,067

5. OPERATING SEGMENTS

The Partnership operates or operated in five primary operating segments: aircraft leasing, marine container leasing, marine vessel leasing, trailer leasing, and railcar leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The General Partner evaluates the performance of each segment based on profit or loss from operations before allocation of interest expense, and certain general and administrative, operations support, and other expenses. The segments are managed separately due to the utilization of different business strategies for each operation.

The following tables present a summary of the operating segments (in thousands of dollars):

                                                      Marine    Marine
                                           Aircraft  Container  Vessel    Trailer    Railcar     All
     For the Year Ended December 31, 2001  Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)    Total
     ------------------------------------  --------- ---------  --------  ---------  --------- ---------  ----------

     REVENUES
       Lease revenue                       $  1,085  $  6,256   $  5,496  $    626   $  2,379  $     --   $ 15,842
       Interest income and other                 33        --          1        --          6       197        237
       Gain on disposition of equipment          --        39         --         2         --        --         41
                                           ------------------------------------------------------------------------
         Total revenues                       1,118     6,295      5,497       628      2,385       197     16,120
                                           ------------------------------------------------------------------------

     COSTS AND EXPENSES
       Operations support                         6        71      2,593       308        581       109      3,668
       Depreciation and amortization            410     5,509      1,240       209        541        29      7,938
       Interest expense                          --        --         --        --         --     1,308      1,308
       Management fees to affiliate              41       313        275        32        166        --        827
       General and administrative expenses       39        --        104       118         64       883      1,208
       Provision for (recovery of) bad          257        --         --       (11)        33        --        279
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses               753     5,893      4,212       656      1,385     2,329     15,228
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs      (747)       --      2,002        --         --        --      1,255
                                           ------------------------------------------------------------------------
     Net income (loss)                     $   (382) $    402   $  3,287  $    (28)  $  1,000  $ (2,132)  $  2,147
                                           ========================================================================

     Total assets as of December 31, 2001  $  8,528  $ 28,366   $  5,662  $  1,038   $  3,566  $  3,524   $ 50,684
                                           ========================================================================

(1) Includes certain assets not identifiable to a specific segment, such as cash, lease negotiation fees, debt placement fees, and prepaid expenses.
     Also includes interest income and costs not identifiable to a particular segment, such as interest expense, certain amortization, general and administrative, and operations support expenses.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

5.   OPERATING SEGMENTS (continued)

                                                      Marine    Marine
                                           Aircraft  Container   Vessel   Trailer    Railcar     All
     For the Year Ended December 31, 2000  Leasing   Leasing    Leasing   Leasing    Leasing    Other(2)    Total
     ------------------------------------  --------- ---------  --------  ---------  --------- ---------  ----------

     REVENUES
       Lease revenue                       $  1,085  $  3,925   $  5,519  $  2,878   $  2,463  $     --   $ 15,870
       Interest income and other                 --        --         --        --         --       317        317
       Gain on disposition of equipment       1,118        33         --     2,462          1        --      3,614
                                           ------------------------------------------------------------------------
         Total revenues                       2,203     3,958      5,519     5,340      2,464       317     19,801
                                           ------------------------------------------------------------------------

     COSTS AND EXPENSES
       Operations support                        32        20      2,838       880        536        38      4,344
       Depreciation and amortization            661     3,050      1,364       996        626        26      6,723
       Interest expense                          --        --         --        --         --     1,454      1,454
       Management fees to affiliate              54       196        276       157        175        --        858
       General and administrative expenses       13        --         57       655         88       827      1,640
       Provision for (recovery of) bad           --        --         --       123        (21)       --        102
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses               760     3,266      4,535     2,811      1,404     2,345     15,121
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs    (1,605)      129        826        --         --        29       (621)
                                           ------------------------------------------------------------------------
     Net income (loss)                     $   (162) $    821   $  1,810  $  2,529   $  1,060  $ (1,999)  $  4,059
                                           ========================================================================

     Total assets as of December 31, 2000  $ 11,807  $ 25,176   $ 10,551  $  1,254   $  4,116  $  3,304   $ 56,208
                                           ========================================================================

(2) Includes certain assets not identifiable to a specific segment, such as cash, lease negotiation fees, debt placement fees, and prepaid expenses.
     Also includes interest income and costs not identifiable to a particular segment, such as interest expense, certain amortization, general and administrative, and operations support expenses. Also includes gain from the sale from an investment in an entity that owned a mobile offshore drilling unit.

                                                      Marine    Marine
                                           Aircraft  Container  Vessel    Trailer    Railcar     All
     For the Year Ended December 31, 1999  Leasing   Leasing    Leasing   Leasing    Leasing    Other(3)    Total
     ------------------------------------  --------- ---------  --------  ---------  --------- ---------  ----------

     REVENUES
       Lease revenue                       $  1,517  $  2,520   $  7,763  $  4,228   $  2,665  $    739   $ 19,432
       Interest income and other                 29         1         --        --         31       216        277
       Gain (loss) on disposition of            977        --         --        30        (31)      164      1,140
     equipment
                                           ------------------------------------------------------------------------
         Total revenues                       2,523     2,521      7,763     4,258      2,665     1,119     20,849
                                           ------------------------------------------------------------------------

     COSTS AND EXPENSES
       Operations support                       875         2      3,883       926        575        52      6,313
       Depreciation and amortization          1,318     2,449      2,481     1,557        735       473      9,013
       Interest expense                          --        --         --        --         --     1,672      1,672
       Management fees to affiliate              76       140        388       185        186         7        982
       General and administrative expenses       44        19         75       719         58       612      1,527
       Provision for bad debts                   --        --         --       201         20       594        815
                                           ------------------------------------------------------------------------
         Total costs and expenses             2,313     2,610      6,827     3,588      1,574     3,410     20,322
                                           ------------------------------------------------------------------------
     Minority interests                          --        (2)       116        --         --        --        114
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs     6,160         7       (192)       --         --        92      6,067
                                           ------------------------------------------------------------------------
     Net income (loss)                     $  6,370  $    (84)  $    860  $    670   $  1,091  $ (2,199)  $  6,708
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

The Partnership leases or leased its aircraft, railcars, and trailers to lessees domiciled in five geographic regions: the United States, Canada, Iceland, South America, and Europe. Marine vessels and marine containers are leased to multiple lessees in different regions that operate worldwide.

The table below sets forth lease revenues by geographic region for the Partnership's owned equipment and investments in USPEs, grouped by domicile of the lessees as of and for the years ended December 31 (in thousands of dollars):

                                              Owned Equipment                       Investments in USPEs
                                    -------------------------------------   -------------------------------------

              Region                  2001        2000        1999           2001         2000        1999
   -----------------------------  -------------------------------------   -------------------------------------
   United States                  $    1,583  $    3,152   $   6,719      $   1,505   $    2,124   $   2,124
   Canada                              1,421       2,188       1,345             --           --          --
   Iceland                                --          --          --            621          530          --
   South America                       1,086       1,085       1,085             59           --         394
   Rest of the world                  11,752       9,445      10,283            740        3,646       2,120
                                  -------------------------------------   -------------------------------------
       Lease revenues             $   15,842  $   15,870   $  19,432      $   2,925   $    6,300   $   4,638
                                  =====================================   =====================================

The following table sets forth net income (loss) information by region for the owned equipment and investments in USPEs for the years ended December 31 (in thousands of dollars):

                                              Owned Equipment                       Investments in USPEs
                                    -------------------------------------   -------------------------------------

              Region                  2001        2000        1999           2001         2000        1999
   -----------------------------  -------------------------------------   -------------------------------------
   United States                  $      306  $    3,511   $    (419)     $     219   $     (220)  $  (2,636)
   Canada                                666       1,196         523             --            9          32
   Iceland                                --          --          --           (769)      (1,407)         --
   South America                         365         326       1,734           (197)          13       5,811
   Europe                                 --          --          --             --           --       2,953
   Rest of the world                   1,688       1,676         962          2,002          984         (93)
                                  -------------------------------------   -------------------------------------
     Regional income                   3,025       6,709       2,800          1,255         (621)      6,067
   Administrative and other           (2,133)     (2,029)     (2,159)            --           --          --
                                  -------------------------------------   -------------------------------------
     Net income (loss)            $      892  $    4,680   $     641      $   1,255   $     (621)  $   6,067
                                  =====================================   =====================================







                      (This space intentionally left blank)

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS

6. GEOGRAPHIC INFORMATION (continued)


The net book value of these assets as of December 31, are as follows (in thousands of dollars):

                                      Owned Equipment          Investments in USPEs
                                 -------------------------   ------------------------
             Region                  2001        2000           2001         2000
   ----------------------------  -------------------------  -------------------------
   United States                 $    2,156   $   2,582     $    2,801   $    4,651
   Canada                             2,198       2,503             --           --
   Iceland                               --          --             --        6,497
   South America                         --         410          5,564           --
   Rest of the world                 32,691      31,023            (14)       3,541
                                 -------------------------  -------------------------
       Net book value            $   37,045   $  36,518     $    8,351   $   14,689
                                 =========================  =========================

7. DEBT

In December 1995, the Partnership entered into an agreement to issue long-term notes totaling $23.0 million to five institutional investors. The notes bear interest at a fixed rate of 7.27% per annum and have a final maturity in 2005. During 1995, the Partnership paid lender fees of $0.2 million in connection with this loan. The Partnership's wholly and jointly owned equipment is used as collateral to the notes.

Interest on the notes is payable semiannually. The remaining balance of the notes will be repaid in two principal payments of $3.0 million on December 31, 2002 and 2003, and in two principal payments of $4.0 million on December 31, 2004 and 2005. The agreement requires the Partnership to maintain certain financial covenants related to fixed-charge coverage and maximum debt. Proceeds from the notes were used to fund equipment acquisitions.

The General Partner estimates, based on recent transactions, that the fair value of the $14.0 million fixed-rate note is $14.8 million.

The Partnership made the regularly scheduled principal payments and semiannual interest payments to the lenders of the notes during 2001.

In April 2001, PLM International entered into a $15.0 million warehouse facility, which is shared with the Partnership, PLM Equipment Growth Fund VI, and Professional Lease Management Income Fund I, LLC. During December 2001, this facility was amended to lower the amount available to be borrowed to $10.0 million. The facility provides for financing up to 100% of the cost of the equipment. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than April 12, 2002. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. This facility expires in April 2002. The General Partner believes it will be able to renew the warehouse facility upon its expiration with terms similar to those in the current facility.

As of December 31, 2001, the Partnership had no borrowings outstanding under this facility and there were no other borrowings outstanding under this facility by any other eligible borrower.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS

8. CONCENTRATIONS OF CREDIT RISK

For the year ended December 31, 2001, the Partnership's only customer that accounted for 10% or more of the total consolidated revenues for the owned equipment and jointly owned equipment was Capital Leasing (18% in 2001). No single Partnership lessee accounted for 10% or more of the total consolidated revenues for the owned equipment and jointly owned equipment during the years ended December 31, 2000 or 1999. In 1999, however, AAR Allen Group International purchased a commercial aircraft from the Partnership and the gain from the sale accounted for 17% of total revenues from wholly- and jointly-owned equipment during 1999.

As of December 31, 2001 and 2000, the General Partner believed the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

9. INCOME TAXES

The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

As of December 31, 2001, the financial statement carrying amount of assets and liabilities was approximately $31.0 million lower than the federal income tax basis of such assets and liabilities, primarily due to differences in depreciation methods, equipment reserves, provisions for bad debts, lessees' prepaid deposits, and the tax treatment of underwriting commissions and syndication costs.

10. CONTINGENCIES

Two class action lawsuits which were filed against PLM International and various of its wholly owned subsidiaries in January 1997 in the United States District Court for the Southern District of Alabama, Southern Division (the court), Civil Action No. 97-0177-BH-C (the Koch action), and June 1997 in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action), were fully resolved during the fourth quarter of 2001.

The named plaintiffs were individuals who invested in PLM Equipment Growth Fund IV (Fund IV), PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI (Fund VI), and the Partnership (Fund VII and collectively, the Funds), each a California limited partnership for which PLMI's wholly owned subsidiary, FSI, acts as the General Partner. The complaints asserted causes of action against all defendants for fraud and deceit, suppression, negligent misrepresentation, negligent and intentional breaches of fiduciary duty, unjust enrichment, conversion, conspiracy, unfair and deceptive practices and violations of state securities law. Plaintiffs alleged that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs asserted liability against defendants for improper sales and marketing practices, mismanagement of the Funds, and concealing such mismanagement from investors in the Funds. Plaintiffs sought unspecified compensatory damages, as well as punitive damages.

In February 1999, the parties to the Koch and Romei actions agreed to monetary and equitable settlements of the lawsuits, with no admission of liability by any defendant, and filed a Stipulation of Settlement with the court. The court preliminarily approved the settlement in August 2000, and information regarding the settlement was sent to class members in September 2000. A final fairness hearing was held on November 29, 2000, and on April 25, 2001, the federal magistrate judge assigned to the case entered a Report and Recommendation recommending final approval of the monetary and equitable settlements to the federal district court judge. On July 24, 2001, the federal district court judge adopted the Report and Recommendation, and entered a final judgment approving the settlements. No appeal has been filed and the time for filing an appeal has expired.

The monetary settlement provides for a settlement and release of all claims against defendants in exchange for payment for the benefit of the class of up to $6.6 million, consisting of $0.3 million desposited by PLMI and the remainder funded by an insurance policy. The final settlement amount of

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS

10. CONTINGENCIES (continued)

$4.9 million (of which PLMI's share was approximately $0.3 million) was accrued in 1999, paid out in the fourth quarter of 2001 and was determined based upon the number of claims filed by class members, the amount of attorneys' fees awarded by the court to plaintiffs' attorneys, and the amount of the administrative costs incurred in connection with the settlement.

The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Funds' equipment, except for Fund IV, (b) the extension (until December 31,
2004) of the period during which FSI can reinvest the Funds' funds in additional equipment, except for Fund IV, (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease negotiation fees) that FSI is entitled to earn in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; except for Fund IV, (d) a one-time purchase by each of Funds V, VI and VII of up to 10% of that partnership's outstanding units for 80% of net asset value per unit as of September 30, 2000; and (e) the deferral of a portion of the management fees paid, except for Fund IV, to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Funds. The equitable settlement also provides for payment of additional attorneys' fees to the plaintiffs' attorneys from Fund funds in the event, if ever, that certain performance thresholds have been met by the Funds. Following a vote of limited partners resulting in less than 50% of the limited partners of each of Funds V, VI and VII voting against such amendments and after final approval of the settlement, each of the Funds' limited partnership agreements was amended to reflect these changes. During the fourth quarter of 2001 the respective Funds purchased limited partnership units from those equitable class members who submitted timely requests for purchase. Fund VII agreed to purchase 351,290 of its limited partnership units at a total cost of $3.2 million.

The Partnership is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.

11. QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of the quarterly results of operations for the year ended December 31, 2001 (in thousands of dollars, except weighted-average unit amounts):

                                March            June            September         December
                                 31,              30,               30,               31,               Total
                          ------------------------------------------------------------------------------------------

Operating results:
  Total revenues          $         4,070      $     4,199   $         4,059   $         3,792    $        16,120
  Net income (loss)                  (202)           2,860              (139)             (372)             2,147

Per weighted-average limited partnership unit:

   Net income (loss)      $         (0.06)     $      0.54   $         (0.03)  $         (0.07)   $          0.38

The following is a list of the major events that affected the Partnership's performance during 2001:

     (i) In the second quarter of 2001, the Partnership sold its interest in an entity that owned a marine vessel for a gain of $2.1 million and recognized a USPE engine reserve liability of $0.8 million as income; and

     (ii) In the fourth quarter of 2001, Partnership lease revenues decreased $0.3 million due to lower utilization earned on marine container and trailers, and expenses increased $0.3 million due to an increase in the provision for bad debts for an aircraft lessee.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS

11.  QUARTERLY RESULTS OF OPERATIONS (unaudited) (continued)

     The following is a summary of the quarterly results of operations for the year ended December 31, 2000 (in thousands of dollars, except weighted-average unit amounts):

                                March            June            September         December
                                 31,              30,               30,               31,               Total
                          ------------------------------------------------------------------------------------------

Operating results:
  Total revenues          $         4,794      $     4,095   $         6,801   $         4,111    $        19,801
  Net income (loss)                   904              (47)            3,326              (124)             4,059

Per weighted-average limited partnership unit:

   Net income (loss)      $          0.15      $     (0.03)  $          0.60   $         (0.05)   $          0.67


The following is a list of the major events that affected the Partnership's performance during 2000:

     (i) In the first quarter of 2000, the Partnership sold a commuter aircraft, a railcar, and trailers for a total gain of $1.1 million;

     (ii)In the second quarter of 2000, lease revenues increased $0.3 million due to the purchase of additional equipment; and

     (iii)In the third quarter of 2000, the Partnership sold trailers, railcars, and marine containers for a total gain of $2.5 million, and the Partnership sold its interest in an entity that owned a marine vessel for a gain of $0.9 million.












                      (This space intentionally left blank)

INDEPENDENT AUDITORS' REPORT




The Partners
PLM Equipment Growth & Income Fund VII:

We have audited the financial statements of PLM Equipment Growth & Income Fund VII (the "Partnership") as of December 31, 2001, and for the year then ended, and have issued our report thereon dated March 8, 2002; such report is included elsewhere in this Form 10-K. Our audit also included the financial statement schedule of PLM Equipment Growth & Income Fund VII, listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






/s/ Deloitte & Touche LLP


Certified Public Accountants

Tampa, Florida
March 8, 2002

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                        Valuation and Qualifying Accounts

                  Years Ended December 31, 2001, 2000, and 1999
                            (in thousands of dollars)

                                                                  Additions
                                             Balance at          Charged to             Other        Balance at
                                            Beginning of          Cost and            Increases       Close of
                                                Year               Expense          (Deductions)        Year
                                           ----------------    ----------------     --------------  -------------
  Year Ended December 31, 2001
       Allowance for Doubtful Accounts     $         27       $          279        $        --      $      306
                                           =======================================================================

  Year Ended December 31, 2000
       Allowance for Doubtful Accounts     $        382       $          102        $      (457 )    $       27
                                           =======================================================================

  Year Ended December 31, 1999
       Allowance for Doubtful Accounts     $        251       $          815        $      (684 )    $      382
                                           =======================================================================

PLM EQUIPMENT GROWTH & INCOME FUND VII

INDEX OF EXHIBITS


  Exhibit                                                               Page

    4.     Limited Partnership Agreement of Partnership.                 *

    4.1    First Amendment to the Third Amended and Restated Limited
           Partnership Agreement                                         *

    4.2    Second Amendment to the Third Amended and Restated Limited
           Partnership Agreement                                         *

    4.3    Third Amendment to the Third Amended and Restated Limited
           Partnership Agreement                                         *

    4.4    Fourth Amendment to the Third Amended and Restated
           Partnership Agreement                                       51-58

   10.1    Management Agreement between Partnership and PLM Investment
           Management, Inc.                                              *

   10.2    Note Agreement, dated as of December 1, 1995, regarding
           $23.0 million of 7.27% senior notes due December 21, 2005.    *

   10.4    Warehousing Credit Agreement dated as of April 13, 2001.      *

   10.5    First Amendment to Warehousing Credit Agreement,
           dated as of December 21, 2001.                               59-67

           Financial Statements required under Regulation S-X Rule 3-09:

   99.1    Boeing 767.                                                  68-76

   99.2    Boeing 737-200 Trust S/N 24700.                              77-88

   99.3    TAP Trust                                                    89-96






* Incorporated by reference. See pages 26 of this report.