Form 10-Q
period 2002-03-31
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 2002-05-08
CIK 895234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 2002


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

        120 Montgomery Street,
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
                 (in thousands of dollars, except unit amounts)
                                   (unaudited)

                                                                             March 31,          December 31,
                                                                               2002                2001
                                                                         -----------------------------------
ASSETS

Equipment held for operating leases, at cost                             $       79,947        $       79,955
Less accumulated depreciation                                                   (44,518)              (42,910)
                                                                         ---------------------------------------
  Net equipment                                                                  35,429                37,045

Cash and cash equivalents                                                         4,774                 3,129
Restricted cash                                                                     317                    75
Accounts receivable, less allowance for doubtful accounts
    of $551 in 2002 and $306 in 2001                                              2,033                 1,764
Investments in unconsolidated special-purpose entities                            7,927                 8,351
Deferred charges, net of accumulated amortization
    of $354 in 2002 and $324 in 2001                                                200                   229
Prepaid expenses and other assets                                                   113                    91
                                                                         ---------------------------------------

      Total assets                                                       $       50,793        $       50,684
                                                                         =======================================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                    $          402        $          959
Due to affiliates                                                                   628                   551
Lessee deposits and reserve for repairs                                           1,043                   945
Notes payable                                                                    14,000                14,000
                                                                         ---------------------------------------
  Total liabilities                                                              16,073                16,455
                                                                         ---------------------------------------

Partners' capital:
Limited partners (4,981,450 limited partnership units as of
    March 31, 2002 and 5,041,936 as of December 31, 2001)                        34,720                34,229
General Partner                                                                      --                    --
                                                                         ---------------------------------------
  Total partners' capital                                                        34,720                34,229
                                                                         ---------------------------------------

      Total liabilities and partners' capital                            $       50,793        $       50,684
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
                                   (unaudited)

                                                                                   For the Three Months
                                                                                      Ended March 31,
                                                                                   2002            2001
                                                                               ------------------------------
REVENUES

Lease revenue                                                                  $    3,941      $     3,991
Interest and other income                                                              17               77
Net gain on disposition of equipment                                                    3                2
                                                                               ------------------------------
  Total revenues                                                                    3,961            4,070
                                                                               ------------------------------

EXPENSES

Depreciation and amortization                                                       1,639            2,025
Repairs and maintenance                                                               479              368
Equipment operating expenses                                                          444              372
Insurance expenses                                                                    142              164
Management fees to affiliate                                                          197              208
Interest expense                                                                      252              324
General and administrative expenses to affiliates                                      68              183
Other general and administrative expenses                                             109              233
Provision for bad debts                                                               246               23
                                                                               ------------------------------
  Total expenses                                                                    3,576            3,900
                                                                               ------------------------------

Equity in net income (loss) of unconsolidated special-purpose entities                 22             (372)
                                                                               ------------------------------

Net income (loss)                                                              $      407      $      (202)
                                                                               ==============================

PARTNERS' SHARE OF NET INCOME (LOSS)

Limited partners                                                               $      407      $      (328)
General Partner                                                                        --              126
                                                                               ------------------------------

Total                                                                          $      407      $      (202)
                                                                               ==============================

Limited partners' net income (loss) per weighted-average
    limited partnership unit                                                   $     0.08      $     (0.06 )
                                                                               ==============================

Cash distribution                                                              $       --      $     1,422
                                                                               ==============================

 Cash distribution per weighted-average limited partnership unit               $       --      $      0.24
                                                                               ==============================












       See accompanying notes to unaudited condensed financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                            ( A Limited Partnership)
              CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            For the period from December 31, 2000 to March 31, 2002
                            (in thousands of dollars)
                                   (unaudited)

                                                            Limited              General
                                                            Partners             Partner               Total
                                                          -------------------------------------------------------

  Partners' capital as of December 31, 2000               $   36,715            $    --             $   36,715

Net income                                                     2,021                126                  2,147

Purchase of limited partnership units                         (3,211)                --                 (3,211)

Cash distribution                                             (1,296)              (126)                (1,422)
                                                          -------------------------------------------------------

  Partners' capital as of December 31, 2001                   34,229                 --                 34,229

Net income                                                       407                 --                    407

Canceled purchase of limited partnership units                    84                 --                     84
                                                          -------------------------------------------------------

  Partners' capital as of March 31, 2002                  $   34,720            $    --             $   34,720
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

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                                                        For the Three Months
                                                                                           Ended March 31,
                                                                                         2002            2001
                                                                                     -----------------------------

OPERATING ACTIVITIES

Net income (loss)                                                                     $      407      $     (202)
Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
  Depreciation and amortization                                                            1,639           2,025
  Provision for bad debts                                                                    246              23
  Net gain on disposition of equipment                                                        (3)             (2)
  Equity in net (income) loss from unconsolidated special-purpose entities                   (22)            372
  Changes in operating assets and liabilities:
    Restricted cash                                                                         (242)             (9)
    Accounts receivable, net                                                                (433)            (49)
    Prepaid expenses and other assets                                                        (22)             (3)
    Accounts payable and accrued expenses                                                    221              96
    Due to affiliates                                                                         77              24
    Lessee deposits and reserve for repairs                                                   98              57
                                                                                      ----------------------------
      Net cash provided by operating activities                                            1,966           2,332
                                                                                      ----------------------------

INVESTING ACTIVITIES

Payments for purchase of equipment and capitalized repairs                                    --          (8,009)
Investment in and equipment purchased and placed in
    unconsolidated special purpose entities                                                   --             (86)
Distribution from unconsolidated special-purpose entities                                    448             399
Payments for acquisition fees to affiliate                                                    --            (135)
Payments for lease negotiation fees to affiliate                                              --             (50)
Proceeds from disposition of equipment                                                         9              19
                                                                                      ----------------------------
      Net cash provided by (used in) investing activities                                    457          (7,862)
                                                                                      ----------------------------

FINANCING ACTIVITIES

Purchase of limited partnership units                                                       (778 )            --
Proceeds from short-term notes payable to affiliate                                           --           5,500
Cash distribution paid to limited partners                                                    --          (1,296)
Cash distribution paid to General Partner                                                     --            (126)
                                                                                      ----------------------------
      Net cash (used in) provided by financing activities                                   (778 )         4,078
                                                                                      ----------------------------

Net increase (decrease) in cash and cash equivalents                                       1,645          (1,452)
Cash and cash equivalents at beginning of period                                           3,129           2,941
                                                                                      ----------------------------
Cash and cash equivalents at end of period                                            $    4,774      $    1,489
                                                                                      ============================

Supplemental information

Non cash cancellation of purchase of limited partnership units                        $       84      $       --
                                                                                      ============================






       See accompanying notes to unaudited condensed financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.   OPINION OF MANAGEMENT

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of PLM Equipment Growth & Income Fund VII (the Partnership) as of March 31, 2002 and December 31, 2001, the unaudited condensed statements of operations for the three months ended March 31, 2002 and 2001, the unaudited condensed statements of changes in partners' capital for the period from December 31, 2000 to March 31, 2002 and the unaudited condensed statements of cash flows for the three months ended March 31, 2002 and 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001, on file at the Securities and Exchange Commission.

2.   SCHEDULE OF PARTNERSHIP PHASES

The Partnership is currently in its investment phase during which the Partnership uses a portion of the cash generated from operations and proceeds from asset sales to purchase additional equipment. The General Partner believes these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.

The Partnership may reinvest its cash flow, surplus cash and equipment sale proceeds in additional equipment, consistent with the objectives of the Partnership, until December 31, 2004. The Partnership will terminate on December 31, 2013, unless terminated earlier upon sale of all equipment and by certain other events.

3.   RECLASSIFICATION

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentations.

4.   CASH DISTRIBUTIONS

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered a return of capital. For the three months ended March 31, 2001, cash distributions totaled $1.4 million. Cash distributions of $1.3 million to the limited partners for the three months ended March 31, 2001 were deemed to be a return of capital. No cash distributions were paid to the limited partners during the three months ended March 31, 2002.

5.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

The balance due to affiliates as of March 31, 2002 included $0.1 million due to FSI and its affiliates for management fees and $0.5 million due to affiliated unconsolidated special-purpose entities (USPEs). The balance due to affiliates as of December 31, 2001 includes $0.2 million due to FSI and its affiliates for management fees and $0.4 million due to affiliated USPEs.

The Partnership's proportional share of the affiliated expenses incurred by USPEs during 2002 and 2001 is listed in the following table (in thousands of dollars):

                                                     For the Three Months
                                                        Ended March 31,
                                                     2002            2001
                                                   --------------------------
Management fees                                    $     25       $     59
Data processing and administrative
   expenses                                               7             41

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

5.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (continued)

These affiliate expenses reduced the Partnership's proportional share of the equity interest in the income in USPEs.

The Partnership and USPEs accrued or paid FSI $0.3 million for equipment acquisition and lease negotiation fees during the three months ended March 31, 2001. No fees were paid or accrued during the three months ended March 31, 2002.

6.   EQUIPMENT

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

                                                 March 31,          December 31,
                                                 2002                 2001
                                             -----------------------------------

Marine containers                            $    38,907          $   38,915
Marine vessels                                    22,212              22,212
Rail equipment                                     9,602               9,602
Aircraft                                           5,483               5,483
Trailers                                           3,743               3,743
                                             ------------         -----------
                                                  79,947              79,955
Less accumulated depreciation                    (44,518)            (42,910)
                                             ------------         -----------
    Net equipment                            $    35,429          $   37,045
                                             ============         ===========

As of March 31, 2002, all owned equipment in the Partnership's portfolio was on lease except for 11 railcars. As of December 31, 2001, all owned equipment in the Partnership's portfolio was on lease except for 8 railcars. The net book value of the equipment off lease was $0.1 million as of March 31, 2002 and December 31, 2001.

During the three months ended March 31, 2001, the Partnership purchased marine containers for $8.0 million and paid acquisition fees of $0.1 million to FSI for this purchase. No equipment was purchased during the three months ended March 31, 2002.

During the three months ended March 31, 2002, the Partnership disposed of marine containers with a net book value of $6,000 for $9,000. During the three months ended March 31, 2001, the Partnership disposed of a marine container with a net book value of $2,000 for $4,000.

7.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The  Partnership  owns equipment  jointly with  affiliated  programs.  These are single purpose entities that do not have any debt or other financial encumbrances. The net investments in USPEs include the following jointly-owned equipment and related assets and liabilities (in thousands of dollars):

                                                                                      March 31,      December 31,
                                                                                        2002             2001
                                                                                   ------------------------------

     38% interest in a trust owning a stage III commercial aircraft                $    5,308        $    5,564
     50% interest in a trust owning a stage III commercial aircraft                     2,674             2,845
     80% interest in an entity that owned a dry bulk-carrier marine vessel                (14)              (14)
     50% interest in a trust that owned a stage III commercial aircraft                   (41)              (44)
                                                                                    ----------       -----------
         Net investments                                                            $   7,927        $    8,351
                                                                                    ==========       ===========

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

7.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES (continued)

As of March 31, 2002 and December 31, 2001, all jointly-owned equipment in the Partnership's USPE portfolio was on lease.

8.   OPERATING SEGMENTS

The Partnership operates in five primary operating segments: marine vessel leasing, trailer leasing, aircraft leasing, railcar leasing, and marine container leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The following tables present a summary of the operating segments (in thousands of dollars):

                                            Marine                                    Marine
     For the three months ended             Vessel   Trailer    Aircraft  Railcar    Container
             March 31, 2002                Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)    Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  1,305  $    195   $    271  $    612   $  1,558  $     --   $  3,941
       Interest income and other                 --        --         --        --         --        17         17
       Gain on disposition of equipment          --        --         --        --          3        --          3
                                           ------------------------------------------------------------------------
         Total revenues                       1,305       195        271       612      1,561        17      3,961
                                           ------------------------------------------------------------------------

     COSTS AND EXPENSES
       Operations support                       793        98          2       138         18        16      1,065
       Depreciation and amortization            310        52         --       118      1,152         7      1,639
       Interest expense                          --        --         --        --         --       252        252
       Management fees to affiliate              65         9         --        45         78        --        197
       General and administrative expenses       13        27         (2)       22         --       117        177
       Provision for (recovery of) bad           --        10        271       (35)        --        --        246
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             1,181       196        271       288      1,248       392      3,576
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs        25        --         (3 )      --         --        --         22
                                           ------------------------------------------------------------------------
     Net income (loss)                     $    149  $     (1)  $     (3) $    324   $    313  $   (375)  $    407
                                           ========================================================================

     Total assets as of March 31, 2002     $  5,255  $    962   $  8,346  $  3,501   $ 27,483  $  5,246   $ 50,793
                                           ========================================================================


                                            Marine                                    Marine
     For the three months ended             Vessel   Trailer    Aircraft  Railcar    Container
             March 31, 2001                Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)    Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  1,463  $    170   $    271  $    611   $  1,476  $     --   $  3,991
       Interest income and other                 --        --         --        --         --        77         77
       Gain on disposition of equipment          --        --         --        --          2        --          2
                                           ------------------------------------------------------------------------
         Total revenues                       1,463       170        271       611      1,478        77      4,070
                                           ------------------------------------------------------------------------

     COSTS AND EXPENSES
       Operations support                       596        63          4       163         18        60        904
       Depreciation and amortization            310        52        154       135      1,367         7      2,025
       Interest expense                          --        --         --        --         --       324        324
       Management fees to affiliate              73         9         14        39         73        --        208
       General and administrative expenses       14        22          4        16         --       360        416
       Provision for (recovery of) bad           --        (3 )       --        18          8        --         23
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses               993       143        176       371      1,466       751      3,900
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs       107        --       (479)       --         --        --       (372)
                                           ------------------------------------------------------------------------
     Net income (loss)                     $    577  $     27   $   (384) $    240   $     12  $   (674)  $   (202)
                                           ========================================================================

(1) Includes certain assets not identifiable to a specific segment such as cash, certain restricted cash and accounts receivable, deferred charges and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative and operations support expenses.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

9.   NET INCOME (LOSS) PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

Net income (loss) per weighted-average partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of partnership units deemed outstanding during the period. The weighted-average number of partnership units deemed outstanding during the three months ended March 31, 2002 and 2001 was 5,002,284 and 5,323,569, respectively.

10.  LIMITED PARTNERSHIP UNITS

During 2001, the General Partner agreed to purchase 351,290 limited partnership units and paid or accrued $3.2 million to the purchasing agent for this purchase.

The purchasing agent purchased 60,486 units during the three months ended March 31, 2002 and 281,633 units as of December 31, 2001, which is reflected as a reduction in Partnership units. Under the terms of the purchase agreement, only the units held by the owner on the date of the agreement were eligible to be purchased. The General Partner has not been able to purchase the remaining 9,171 units due to the eligible owners selling the units in the open market. The General Partner has determined that the remaining units will not be purchased and has submitted a $0.1 million refund request from the purchasing agent that is included in accounts receivable on the accompanying unaudited condensed balance sheet as of March 31, 2002.

11.  SUBSEQUENT EVENT

In April 2002, PLM International, Inc. (PLMI) extended the $10.0 million warehouse facility, which is shared by the Partnership, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, and Professional Lease Management Income Fund I, LLC and Acquisub LLC, a wholly owned subsidiary of PLMI which is the parent company of FSI. The facility provides for financing up to 100% of the cost of the equipment. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than July 11, 2002. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. The Partnership is not liable for the advances made to the other borrowers. This facility expires on July 11, 2002. The General Partner is currently in the process of renewing the warehouse facility.







                      (This space intentionally left blank)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

COMPARISON OF THE PLM EQUIPMENT GROWTH & Income Fund VII's (the Partnership's) Operating Results for the Three Months Ended March 31, 2002 and 2001

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the three months ended March 31, 2002 compared to the same period of 2001. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                   For the Three Months
                                                     Ended March 31,
                                                  2002             2001
                                                ---------------------------

Marine containers                               $ 1,540          $ 1,458
Marine vessels                                      512              867
Railcars                                            474              448
Aircraft                                            269              267
Trailers                                             97              107

Marine containers: Lease revenues and direct expenses for marine containers were $1.6 million and $18,000 respectively, for the three months ended March 31, 2002, compared to $1.5 million and $18,000, respectively, during the same period of 2001. An increase in lease revenues of $0.1 million was due to the purchase of additional equipment during the first quarter of 2001.

Marine vessels: Marine vessel lease revenues and direct expenses were $1.3 million and $0.8 million, respectively, for the three months ended March 31, 2002, compared to $1.5 million and $0.6 million, respectively, during the same period of 2001. The decrease in lease revenues of $0.2 million during the first quarter of 2002 compared to 2001 was due to lower lease rates earned on the Partnership's marine vessels. The increase in direct expenses of $0.2 million was caused by higher repair and operating costs to one of the owned marine vessels during 2002 compared to 2001.

Railcars: Railcar lease revenues and direct expenses were $0.6 million and $0.1 million, respectively, for the three months ended March 31, 2002, compared to $0.6 million and $0.2 million, respectively, during the same period of 2001. A decrease in railcar repairs of $25,000 was due to lower repair costs during the three months ending March 31, 2002 compared to the same period of 2001.

Aircraft: Aircraft lease revenues and direct expenses were $0.3 million and $2,000, respectively, for the three months ended March 31, 2002, compared to $0.3 million and $4,000, respectively, during the same period of 2001.

Trailers: Trailer lease revenues and direct expenses were $0.2 million and $0.1 million, respectively, for the three months ended March 31, 2002 and 2001.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.5 million for the three months ended March 31, 2002 decreased from $3.0 million for the same period in 2001. Significant variances are explained as follows:

     (i) A $0.4 million decrease in depreciation and amortization expenses from 2001 levels reflects the decrease of approximately $0.2 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a decrease of $0.2 million resulting from certain assets being fully depreciated during 2001;

     (ii) A $0.2 million decrease in general and administrative expenses during the three months ended March 31, 2002 was due to a decrease of $0.1 million due to lower professional costs and $0.1 million resulting from lower allocations by the General Partner for office services and data processing services;

     (iii) A $0.1 million decrease in interest expense was due to a lower average outstanding debt balance in the first quarter of 2002 compared to the same period of 2001; and

     (iv) A $0.2 million increase in the provision for bad debts was based on the Manager's evaluation of the collectability of receivables compared to 2001. The provision for bad debt expense recorded in the first quarter of 2002 of $0.2 million was primarily related to one aircraft lessee

(C) Interest and Other Income

Interest and other income decreased $0.1 million due to a one time insurance settlement of $36,000 received during the three months ended March 31, 2001. A
similar   settlement   was  not  received   during  the  same  period  of  2002.
Additionally, interest income decreased $24,000 due to a decrease in the interest rate earned on cash balances.

(D) Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the first quarter of 2002 totaled $3,000 and resulted from the sale of marine containers with a net book value of $6,000 for $9,000. The net gain on disposition of equipment for the first quarter of 2001 totaled $2,000 and resulted from the sale of a marine container with an aggregate net book value of $2,000 for $4,000.

(E)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
     (USPEs)

Equity in net income (loss) of USPEs represents the Partnership's share of the net income (loss) generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

                                                             For the Three Months
                                                                Ended March 31,
                                                             2002             2001
                                                          ----------------------------

Marine vessels                                            $     25          $   107
Aircraft                                                        (3)            (479)
                                                          -----------       ----------
  Equity in net income (loss) of USPEs                    $     22          $  (372)
                                                          ===========       ==========

Marine vessels: As of March 31, 2002, the Partnership had sold all interest in entities that owned marine vessels. As of March 31, 2001, the Partnership owned an interest in two entities that owned marine vessels. During the three months ended March 31, 2002, revenues of $27,000 were offset by administrative expenses of $2,000. During the three months ended March 31, 2002, one of the Partnership's interests in an entity that owned a marine vessel received an insurance settlement of $25,000. During the same period of 2001, lease revenues of $0.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.4 million.

The decrease in marine vessel contribution was due to the sale of the Partnership interests in entities that owned marine vessels during 2001.

Aircraft: As of March 31, 2002 and 2001, the Partnership owned an interest in entities that owned three commercial aircraft. During the three months ended March 31, 2002, lease revenues of $0.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.5 million. During the same period of 2001, lease revenues of $0.7 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.1 million.

Lease revenues decreased $0.2 million due to the leases for two commercial aircraft in the trusts being renegotiated at a lower rate. This decrease was offset, in part, by an increase of $0.1 million earned by the trust owning a Boeing 737-300 commercial aircraft due to a new lease going into effect at a higher rate.

The decrease in expenses of $0.6 million was due to required repairs and maintenance of $0.3 million to the Boeing 737-300 that were not required during 2002 and by $0.3 million in lower depreciation expense as the result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(F) Net Income (Loss)

As a result of the foregoing, the Partnership had a net income of $0.4 million for the three months ended March 31, 2002, compared to net loss of $0.2 million during the same period of 2001. The Partnership's ability to acquire, operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the first quarter of 2002 is not necessarily indicative of future periods.

(II) CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, the General Partner reviews these estimates including those related to asset lives and depreciation methods, impairment of long-lived assets, allowance for doubtful accounts, reserves related to legally mandated equipment repairs and contingencies and litigation. These estimates are based on the General Partner's historical experience and on various other assumptions believed to be reasonable under the circumstances.
Actual results may differ from these estimates under different assumptions or conditions. The General Partner believes, however, that the estimates, including those for the above-listed items, are reasonable and that actual results will not vary significantly from the estimated amounts.

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

Impairment of long-lived assets: On a regular basis, the General Partner reviews the carrying value of its equipment and investments in USPEs to determine if the carrying value of the assets may not be recoverable due to current economic conditions. This requires the General Partner to make estimates related to future cash flows from each asset as well as the determination if the deterioration is temporary or permanent. If these estimates or the related assumptions change in the future, the Partnership may be required to record additional impairment charges.

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

Reserves for repairs: The Partnership accrues for legally required repairs to equipment such as dry docking for marine vessels and engine overhauls to aircraft engines over the period prior to the required repairs. The amount that is reserved is based on the General Partner's expertise in each equipment segment, the past history of such costs for that specific piece of equipment and discussions with independent, third party equipment brokers. If the amount reserved for is not adequate to cover the cost of such repairs or if the repairs must be performed earlier than the General Partner estimated, the Partnership would incur additional repair and maintenance or equipment operating expenses.

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

(III) FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the three months ended March 31, 2002, the Partnership generated operating cash of $2.4 million (net cash provided by operating activities plus non-liquidating distributions from USPEs) to meet its operating obligations, pay debt and interest payments and maintain working capital reserves.

During the three months ended March 31, 2002, the Partnership disposed of marine containers for proceeds of $9,000.

Restricted cash increased during the three months ended March 31, 2002 due to the deposit of $0.2 million into an escrow account related to collection efforts from an aircraft lessee.

Accounts receivable increased $0.3 million during the three months ended March 31, 2002. The increase was due to the accrual of a $0.1 million receivable from the purchasing agent resulting from Partnership units that cannot be purchased and by a increase of $0.2 million due to the timing of cash receipts.

Investments in USPEs decreased $0.4 million during the three months ended March 31, 2002 due to cash distributions of $0.4 million from the USPEs to the Partnership.

Accounts payable decreased $0.6 million during the three months ended March 31, 2002. The decrease was due to the payment of $0.8 million due to the purchasing agent that was accrued at December 31, 2001 resulting from the purchase of Partnership units. This decrease was offset, in part, by the accrual of $0.3 million in interest expense due to the lender of the notes payable that is paid semi-annually.

During the three months ended March 31, 2002, lessee deposits and reserve for repairs increased $0.1 million due to an increase in the reserve for a marine vessel dry docking.

The Partnership is scheduled to make an annual debt payment of $3.0 million to the lenders of the notes payable on December 31, 2002. The cash for this payment will come from operations and proceeds from equipment dispositions.

In April 2002, PLM International, Inc. (PLMI) extended the $10.0 million warehouse facility, which is shared by the Partnership, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, and Professional Lease Management Income Fund I, LLC and Acquisub LLC, a wholly owned subsidiary of PLMI which is the parent company of PLM Financial Services, Inc.. The facility provides for financing up to 100% of the cost of the equipment. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than July 11, 2002. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. The Partnership is not liable for the advances made to the other borrowers. This facility expires on July 11, 2002. The General Partner is currently in the process of renewing the warehouse facility.

(IV) OUTLOOK FOR THE FUTURE

Several factors may affect the Partnership's operating performance during the remainder of 2002 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors.

Other factors affecting the Partnership's contribution during the remainder of 2002 and beyond include:

(1) The cost of new marine containers have been at historic lows for the past several years which has caused downward pressure on per diem lease rates for this type of equipment;

(2) Railcar loadings in North America for the first quarter of 2002 were below those of 2001. This decrease has led to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated;

(3) Marine vessel freight rates are dependent upon the overall condition of the international economy. Freight rates earned by the Partnership's marine vessel began to decrease during the later half of 2001. This trend is expected to continue during the first half of 2002;

(4) Industry wide utilization of inter-modal trailers decreased 8% in the first quarter of 2002 compared to the first quarter of 2001. This may lead to lower utilization of the Partnership's trailers as existing leases expire; and

(5) The airline industry began to see lower passenger travel during 2001. The tragic events on September 11, 2001 worsened the situation. As a result of this and general uncertainty in the airline industry, the Partnership has had to renegotiate leases on its owned aircraft during 2001 that will result in a decrease in revenues during 2002. During 2001, the lessee of a Stage II Boeing 737-200 commercial aircraft notified the General Partner of its intention to return this aircraft. As of March 31, 2002, the lessee has not remitted seven lease payments due to the Partnership. The Partnership has a security deposit from this lessee that could be used to pay a portion of the amount due. During October 2001, the General Partner sent a notification of default to the lessee. The lease, with an expiration date of October 2002, has certain return condition requirements for each aircraft. The General Partner has recorded an allowance for bad debts for the amount due less the security deposit.

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

The Partnership may reinvest its cash flow, surplus cash, and equipment sale proceeds in additional equipment, consistent with the objectives of the Partnership, until December 31, 2004. The General Partner believes that these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership. Surplus funds, if any, less reasonable reserves, may be distributed to the partners. The Partnership will terminate on December 31, 2013, unless terminated earlier upon sale of all equipment and by certain other events.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the three months ended March 31, 2002, 84% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (US) currency. If these lessees' currency devalues against the US dollar, the lessees could potentially encounter difficulty in making the US dollar denominated lease payments.


















                      (This space intentionally left blank)

                          PART II -- OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

           10.1 Second amendment to the Warehouse Credit Agreement, dated April 12, 2002.

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



                           PLM EQUIPMENT GROWTH & INCOME FUND VII

                           By:   PLM Financial Services, Inc.
                                 General Partner



Date:  May 7, 2002         By:   /s/ Stephen M. Bess
                                 -------------------
                                 Stephen M. Bess
                                 President and Current Chief Accounting Officer