Form 10-Q
period 2002-06-30
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 2002-08-14
CIK 895234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________
                                    FORM 10-Q




     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR  THE  FISCAL  QUARTER  ENDED  JUNE  30,  2002


     [  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
             SECURITIES  EXCHANGE  ACT  OF  1934
             FOR  THE  TRANSITION  PERIOD  FROM              TO


                         COMMISSION FILE NUMBER 0-26594
                             _______________________




                     PLM EQUIPMENT GROWTH & INCOME FUND VII
             (Exact name of registrant as specified in its charter)


                      CALIFORNIA                        94-3168838
            (State or other jurisdiction of          (I.R.S. Employer
             incorporation or organization)          Identification No.)

             450 CARILLON PARKWAY, SUITE 200
                   ST. PETERSBURG, FL                     33716
                 (Address of principal                  (Zip code)
                   executive offices)


       Registrant's telephone number, including area code: (727) 803-8200
                             _______________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes    X  No  ____
                                             ----

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                            CONDENSED BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)
                                   (unaudited)



                                                                           June 30,              December 31,
                                                                            2002                     2001
                                                                           ------                   -------
ASSETS

Equipment held for operating leases, at cost                              $ 79,960                 $ 79,955
Less accumulated depreciation                                              (46,128)                 (42,910)
                                                                          ---------                ---------
  Net equipment                                                             33,832                   37,045


Cash and cash equivalents                                                    7,596                    3,129
Restricted cash                                                                 96                       75
Accounts receivable, less allowance for doubtful accounts
    of $834 in 2002 and $306 in 2001                                         1,756                    1,764
Investments in unconsolidated special-purpose entities                       7,529                    8,351
Deferred charges, net of accumulated amortization
    of $383 in 2002 and $324 in 2001                                           171                      229
Prepaid expenses and other assets                                               70                       91
                                                                          ---------                ---------
      Total assets                                                        $ 51,050                 $ 50,684

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                     $    240                 $    959
Due to affiliates                                                              704                      551
Lessee deposits and reserve for repairs                                      1,143                      945
Notes payable                                                               14,000                   14,000
                                                                          ---------                ---------
  Total liabilities                                                         16,087                   16,455


Partners' capital:
Limited partners (4,981,450 limited partnership units in 2002
    and 5,041,936 in 2001)                                                  34,963                   34,229
General Partner                                                                 --                       --
                                                                          ---------                ---------
  Total partners' capital                                                   34,963                   34,229

      Total liabilities and partners' capital                             $ 51,050                 $ 50,684
                                                                          =========                =========

















       See accompanying notes to unaudited condensed financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                         CONDENSED STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)
                                   (unaudited)


                                                                    For the Three Months           For the Six Months
                                                                        Ended June 30,                Ended June 30,
                                                                    2002             2001         2002           2001
                                                                   ------           ------       ------         -----
REVENUES

Lease revenue                                                      $3,759           $4,128        $7,700        $8,119
Interest and other income                                              25               59            42           136
Net gain (loss) on disposition of equipment                            (1)              12             2            14
                                                                   -------          ------        ------        ------
    Total revenues                                                  3,783            4,199         7,744         8,269

EXPENSES

Depreciation and amortization                                       1,640            2,015         3,279         4,040
Repairs and maintenance                                               324              395           803           763
Equipment operating expense                                           422              414           866           786
Insurance expense                                                     112               54           254           218
Management fees to affiliate                                          186              222           383           430
Interest expense                                                      257              366           509           690
General and administrative expenses
      to affiliates                                                    96              111           164           295
Other general and administrative expenses                             233              169           342           401
Provision for bad debts                                               283                1           529            24
                                                                   -------          ------        ------        ------
    Total expenses                                                  3,553            3,747         7,129         7,647

Equity in net income of unconsolidated
      special-purpose entities                                         12            2,408            35         2,036
                                                                   -------          ------        ------        ------
Net income                                                         $  242           $2,860        $  650        $2,658

PARTNERS' SHARE OF NET INCOME

Limited partners                                                   $  242           $2,860        $  650        $2,532
General Partner                                                        --               --            --           126
                                                                   -------          ------        ------        ------
Total                                                              $  242           $2,860        $  650        $2,658
                                                                   -------          ------        ------        ------
Net income per weighted-average
    limited partnership unit                                       $ 0.05           $ 0.54        $ 0.13        $ 0.48
                                                                   -------          ------        ------        ------
Cash distributions                                                 $   --           $   --        $   --        $1,422
                                                                   -------          ------        ------        ------
Cash distributions per weighted-average
    limited partnership unit                                       $   --           $   --        $   --        $ 0.24
                                                                   =======          ======        ======        ======







       See accompanying notes to unaudited condensed financial statements.


                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
              CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             FOR THE PERIOD FROM DECEMBER 31, 2000 TO JUNE 30, 2002
                            (in thousands of dollars)
                                   (unaudited)



                                                           Limited        General
                                                          Partners        Partner            Total
                                                         ----------      ---------           ------
  Partners' capital as of December 31, 2000               $36,715         $  --             $36,715

Net income                                                  2,021           126               2,147

Purchase of limited partnership units                      (3,211)           --              (3,211)

Cash distribution                                          (1,296)         (126)             (1,422)
                                                          --------        ------            --------
  Partners' capital as of December 31, 2001                34,229            --              34,229

Net income                                                    650            --                 650

Canceled purchase of limited partnership units                 84            --                  84
                                                          --------        ------            --------
  Partners' capital as of June 30, 2002                   $34,963         $  --             $34,963
                                                          ========        ======            ========

































       See accompanying notes to unaudited condensed financial statements.






                      PLM EQUIPMENT GROWTH & INCOME FUND VII
                            (A LIMITED PARTNERSHIP)
                        CONDENSED STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)
                                 (unaudited)

                                                                                              For the Six Months
                                                                                                Ended June 30,
                                                                                                2002      2001
                                                                                               ------    -------
OPERATING ACTIVITIES

Net income                                                                                     $  650   $ 2,658
Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
  Depreciation and amortization                                                                 3,279     4,040
  Provision for bad debts                                                                         529        24
  Net gain on disposition of equipment                                                             (2)      (14)
  Equity in net income from unconsolidated special-purpose entities                               (35)   (2,036)
  Changes in operating assets and liabilities:
    Restricted cash                                                                               (21)      (17)
    Accounts receivable                                                                          (521)     (228)
    Prepaid expenses and other assets                                                              21        32
    Accounts payable and accrued expenses                                                          59      (193)
    Due to affiliates                                                                             153      (681)
    Lessee deposits and reserve for repairs                                                       198       237
                                                                                              -------   --------
      Net cash provided by operating activities                                                 4,310     3,822

INVESTING ACTIVITIES

Payments for purchase of equipment and capitalized repairs                                        (14)   (8,011)
Investment in and equipment purchased and placed in
    unconsolidated special purpose entities                                                        --       (86)
Distribution from unconsolidated special-purpose entities                                         857     1,455
Distribution from liquidation of unconsolidated special-purpose entities                           --     5,293
Payments for acquisition fees to affiliate                                                         --      (134)
Payments for lease negotiation fees to affiliate                                                   --       (50)
Proceeds from disposition of equipment                                                              8        42
                                                                                              -------   --------
      Net cash provided by (used in) investing activities                                         851    (1,491)

FINANCING ACTIVITIES

Canceled purchase of limited partnership units                                                     84        --
Decrease in accounts payable and accrued expenses                                                (778)       --
Proceeds from short-term notes payable to affiliate                                                --     5,500
Payments of short-term notes payable to affiliate                                                  --    (5,500)
Cash distribution paid to limited partners                                                         --    (1,296)
Cash distribution paid to General Partner                                                          --      (126)
                                                                                              -------   --------
      Net cash used in financing activities                                                      (694)   (1,422)

Net increase in cash and cash equivalents                                                       4,467       909
Cash and cash equivalents at beginning of period                                                3,129     2,941
                                                                                              -------   --------
Cash and cash equivalents at end of period                                                     $7,596   $ 3,850
                                                                                              =======   ========

SUPPLEMENTAL INFORMATION

Interest paid                                                                                  $  509   $   690
                                                                                              =======   ========


       See accompanying notes to unaudited condensed financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     Opinion  of  Management
       -----------------------

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of PLM Equipment Growth & Income Fund VII (the Partnership) as of June 30, 2002 and December 31, 2001, the unaudited condensed statements of income for the three and six months ended June 30, 2002 and 2001, the unaudited condensed statements of changes in partners' capital for the period from December 31, 2000 to June 30, 2002 and the unaudited condensed statements of cash flows for the six months ended June 30, 2002 and 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001, on file at the Securities and Exchange Commission.

2.     Schedule  of  Partnership  Phases
       ---------------------------------

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

3.     Reclassification
       ----------------

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentations.

4.     Cash  Distributions
       -------------------

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered a return of capital. For the three and six months ended June 30, 2001, cash distributions totaled $-0- and $1.4 million, respectively. No cash distributions were paid to the limited partners during the three and six months ended June 30, 2002. None of the cash distributions paid to the limited partners for the six months ended June 30, 2001 were deemed to be a return of capital.

5.     Transactions  with  General  Partner  and  Affiliates
       -----------------------------------------------------

The balance due to affiliates as of June 30, 2002 included $0.1 million due to FSI and its affiliates for management fees and $0.6 million due to affiliated unconsolidated special-purpose entities (USPEs). The balance due to affiliates as of December 31, 2001 includes $0.2 million due to FSI and its affiliates for management fees and $0.4 million due to affiliated USPEs.

The Partnership's proportional share of the affiliated expenses incurred by USPEs during 2002 and 2001 is listed in the following table (in thousands of dollars):


                                                                   For the Three Months       For the Six Months
                                                                      Ended June 30,            Ended June 30,
                                                                    2002         2001        2002           2001
                                                                   ===================       ===================
Management fees                                                    $  33        $  37       $  57          $  96
Data processing and administrative expenses                           10           21          17             62

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.     Transactions  with  General  Partner  and  Affiliates(continued)
       -----------------------------------------------------

These affiliate expenses reduced the Partnership's proportional share of the equity interest in the income of USPEs.

The Partnership and USPEs accrued or paid FSI $0.3 million for equipment acquisition and lease negotiation fees during the six months ended June 30, 2001. No fees were paid or accrued during the six months ended June 30, 2002.

6.     Equipment
       ---------

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):


                                            June 30,    December 31,
                                              2002          2001
                                             ------        -------
Marine containers                        $      38,907   $ 38,915
Marine vessels                                  22,212     22,212
Rail equipment                                   9,615      9,602
Aircraft                                         5,483      5,483
Trailers                                         3,743      3,743
                                         --------------  ---------
                                                79,960     79,955
Less accumulated depreciation                  (46,128)   (42,910)
                                         --------------  ---------
    Net equipment                        $      33,832   $ 37,045
                                         ==============  =========


As of June 30, 2002, all owned equipment in the Partnership's portfolio was on lease except for 22 railcars. As of December 31, 2001, all owned equipment in the Partnership's portfolio was on lease except for 8 railcars. The net book value of the equipment off lease was $0.2 million as of June 30, 2002 and December 31, 2001.

During the six months ended June 30, 2001, the Partnership purchased marine containers for $8.0 million and paid acquisition fees of $0.1 million to FSI for this purchase. No equipment was purchased during the six months ended June 30, 2002.

During the six months ended June 30, 2002, the Partnership disposed of marine containers with a net book value of $6,000 for proceeds of $8,000. During the six months ended June 30, 2001, the Partnership disposed of marine containers with a net book value of $13,000 for proceeds of $27,000.

7.     Investments  in  Unconsolidated  Special-Purpose  Entities
       ----------------------------------------------------------

The Partnership owns equipment jointly with affiliated programs. These are single purpose entities that do not have any debt or other financial encumbrances. The net investments in USPEs include the following jointly-owned equipment and related assets and liabilities (in thousands of dollars):


                                                                            June 30,       December 31,
                                                                              2002            2001
                                                                           =========        =========
38% interest in a trust owning a stage III commercial aircraft            $    5,090         $5,564
50% interest in a trust owning a stage III commercial aircraft                 2,494          2,845
80% interest in an entity that owned a dry bulk-carrier marine vessel            (14)           (14)
50% interest in a trust owning a stage III commercial aircraft                   (41)           (44)
                                                                          -----------       --------
    Net investments                                                       $    7,529         $8,351
                                                                          ===========       ========

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.     Investments  in  Unconsolidated  Special-Purpose  Entities  (continued)
       ----------------------------------------------------------

As of June 30, 2002 and December 31, 2001, all jointly-owned equipment in the Partnership's USPE portfolio was on lease.

8.     Operating  Segments
       -------------------

The Partnership operates in five primary operating segments: marine vessel leasing, trailer leasing, aircraft leasing, railcar leasing, and marine container leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The following tables present a summary of the operating segments (in thousands of dollars):


                                           Marine                                      Marine
For the three months ended                 Vessel    Trailer    Aircraft   Railcar    Container
      June 30, 2002                       Leasing    Leasing    Leasing    Leasing     Leasing     Other 1    Total

REVENUES
  Lease revenue                           $  1,319  $    124   $     272   $    532  $    1,512   $     --   $ 3,759
  Interest income and other                     --        --          --         --          --         25        25
  Loss on disposition of equipment              --        --          --         --          (1)        --        (1)
                                          --------  ---------  ----------  --------  -----------  ---------  --------
     Total revenues                          1,319       124         272        532       1,511         25     3,783


COSTS AND EXPENSES
  Operations support                           604        87           2        133          17         15       858
  Depreciation and amortization                310        52          --        119       1,152          7     1,640
  Interest expense                              --        --          --         --          --        257       257
  Management fees to affiliate                  66         7          --         37          76         --       186
  General and administrative expenses           18        27           9         20          --        255       329
  Provision for (recovery of) bad debts         --        --         272         11          --         --       283
                                          --------  ---------  ----------  --------  -----------  ---------  --------
      Total costs and expenses                 998       173         283        320       1,245        534     3,553
                                          --------  ---------  ----------  --------  -----------  ---------  --------
Equity in net loss of USPEs                      5        --           7         --          --         --        12
                                          --------  ---------  ----------  --------  -----------  ---------  --------
Net income (loss)                         $    326  $    (49)  $      (4)  $    212  $      266   $   (509)  $   242

Total assets as of June 30, 2002          $  5,129  $    870   $   7,726   $  3,323  $   26,049   $  7,953   $51,050
                                          ========  =========  ==========  ========  ===========  =========  ========


                                          Marine                                     Marine
For the three months ended                Vessel    Trailer    Aircraft    Railcar   Container
         June 30, 2001                    Leasing   Leasing    Leasing     Leasing   Leasing      Other 2    Total

REVENUES
  Lease revenue                           $  1,433  $    138   $     272   $    601  $    1,684   $     --   $ 4,128
  Interest income and other                     --        --          33         --          --         26        59
  Gain on disposition of equipment              --         1          --         --          11         --        12
                                          --------  ---------  ----------  --------  -----------  ---------  --------
     Total revenues                          1,433       139         305        601       1,695         26     4,199


COSTS AND EXPENSES
  Operations support                           615        83          (2)       131          19         17       863
  Depreciation and amortization                309        53         154        135       1,358          6     2,015
  Interest expense                              --        --          --         --          --        366       366
  Management fees to affiliate                  72         7          13         45          85         --       222
  General and administrative expenses           21        34           7         12          --        206       280
  Provision for (recovery of) bad debts         --        --          --          1          --         --         1
                                          --------  ---------  ----------  --------  -----------  ---------  --------
      Total costs and expenses               1,017       177         172        324       1,462        595     3,747
                                          --------  ---------  ----------  --------  -----------  ---------  --------
Equity in net loss of USPEs                  1,929        --         479         --          --         --     2,408
                                          --------  ---------  ----------  --------  -----------  ---------  --------
Net income (loss)                         $  2,345  $    (38)  $     612   $    277  $      233   $   (569)  $ 2,860
                                          ========  =========  ==========  ========  ===========  =========  ========


1 Includes certain assets not identifiable to a specific segment such as cash, certain restricted cash and accounts receivable, deferred charges and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative and operations support expenses.

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

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.     Operating  Segments  (continued)
       -------------------


                                           Marine                                       Marine
For the six months ended                   Vessel    Trailer    Aircraft    Railcar   Container
      June 30, 2002                       Leasing    Leasing    Leasing     Leasing    Leasing     Other 1   Total

REVENUES
  Lease revenue                           $  2,624  $    319   $     543   $  1,144   $    3,070  $     --   $7,700
  Interest income and other                     --        --          --         --           --        42       42
  Loss on disposition of equipment              --        --          --         --            2        --        2
                                          --------  ---------  ----------  ---------  ----------  ---------  ------
     Total revenues                          2,624       319         543      1,144        3,072        42    7,744


COSTS AND EXPENSES
  Operations support                         1,397       185           4        271           35        31    1,923
  Depreciation and amortization                620       104          --        237        2,304        14    3,279
  Interest expense                              --        --          --         --           --       509      509
  Management fees to affiliate                 131        16          --         82          154        --      383
  General and administrative expenses           31        54           7         42           --       372      506
  Provision for (recovery of) bad debts         --        10         543        (24)          --        --      529
                                          --------  ---------  ----------  ---------  ----------  ---------  ------
      Total costs and expenses               2,179       369         554        608        2,493       926    7,129
                                          --------  ---------  ----------  ---------  ----------  ---------  ------
Equity in net income of USPEs                   31        --           4         --           --        --       35
                                          --------  ---------  ----------  ---------  ----------  ---------  ------
Net income (loss)                         $    476  $    (50)  $      (7)  $    536   $      579  $   (884)  $  650
                                          ========  =========  ==========  =========  ==========  =========  ======


                                          Marine                                      Marine
For the six months ended                  Vessel    Trailer    Aircraft    Railcar    Container
         June 30, 2001                    Leasing   Leasing    Leasing     Leasing    Leasing     Other 1    Total

REVENUES
  Lease revenue                           $  2,896  $    308   $     543   $  1,212   $    3,160  $     --   $8,119
  Interest income and other                     --        --          33         --           --       103      136
  Gain on disposition of equipment              --         1          --         --           13        --       14
                                          --------  ---------  ----------  ---------  ----------  ---------  ------
     Total revenues                          2,896       309         576      1,212        3,173       103    8,269


COSTS AND EXPENSES
  Operations support                         1,211       146           2        294           37        77    1,767
  Depreciation and amortization                619       105         308        270        2,725        13    4,040
  Interest expense                              --        --          --         --           --       690      690
  Management fees to affiliate                 145        16          27         84          158        --      430
  General and administrative expenses           35        56          11         28           --       566      696
  Provision for (recovery of) bad debts         --        (3)         --         19            8        --       24
                                          --------  ---------  ----------  ---------  ----------  ---------  ------
      Total costs and expenses               2,010       320         348        695        2,928     1,346    7,647
                                          --------  ---------  ----------  ---------  ----------  ---------  ------
Equity in net income of USPEs                2,036        --          --         --           --        --    2,036
                                          --------  ---------  ----------  ---------  ----------  ---------  ------
Net income (loss)                         $  2,922  $    (11)  $     228   $    517   $      245  $ (1,243)  $2,658
                                          ========  =========  ==========  =========  ==========  =========  ======



9.     Net  Income  Per  Weighted-Average  Limited  Partnership  Unit
       --------------------------------------------------------------

Net income per weighted-average limited partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three and six months ended June 30, 2002 was 4,981,450 and 4,991,809, respectively. The weighted-average number of limited partnership units deemed outstanding during the three and six months ended June 30, 2001 was 5,323,569.



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

10.     Limited  Partnership  Units
        ---------------------------

During 2001, the General Partner agreed to purchase 351,290 limited partnership units and paid or accrued $3.2 million to the purchasing agent for this purchase.

The purchasing agent purchased 60,486 units during the six months ended June 30, 2002 and 281,633 units as of December 31, 2001, which is reflected as a reduction in Partnership units. Under the terms of the purchase agreement, only the units held by the owner on the date of the agreement were eligible to be purchased. The General Partner has not been able to purchase the remaining 9,171 units due to the eligible owners selling the units in the open market.
The General Partner has determined that the remaining units will not be purchased and has received a $0.1 million refund from the purchasing agent.

11.     Subsequent  Event
        -----------------

In July 2002, PLM International, Inc. (PLMI), the parent company of FSI, reached an agreement with the lenders of the $10.0 million warehouse facility to extend the expiration date of the facility to June 30, 2003. The warehouse facility is shared by the Partnership, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, and Professional Lease Management Income Fund I, LLC and Acquisub LLC, a wholly owned subsidiary of PLMI. The facility provides for financing up to 100% of the cost of the equipment. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than June 30, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. The Partnership is not liable for the advances made to the other borrowers.







                      (This space intentionally left blank)

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
             -------------------------------------------------------------------
RESULTS  OF  OPERATIONS
    -------------------

(I)     RESULTS  OF  OPERATIONS

Comparison  of  the PLM Equipment Growth & Income Fund VII's (the Partnership's)
--------------------------------------------------------------------------------
Operating  Results  for  the  Three  Months  Ended  June  30,  2002  and  2001
------------------------------------------------------------------------------

(A)     Owned  Equipment  Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the three months ended June 30, 2002 compared to the same period of 2001. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                                         For the Three Months
                                             Ended June 30,
                                          2002           2001
                                          ===================
Marine containers                        $1,495        $1,665
Marine vessels                              715           818
Railcars                                    399           470
Aircraft                                    270           274
Trailers                                     37            55


Marine containers: Lease revenues and direct expenses for marine containers were $1.5 million and $17,000 respectively, for the three months ended June 30, 2002, compared to $1.7 million and $19,000, respectively, during the same period of 2001. The decrease in lease revenues of $0.2 million during the second quarter of 2002 compared to the same period of 2001 was due to lower lease rates earned on the Partnership's marine containers.

Marine vessels: Marine vessel lease revenues and direct expenses were $1.3 million and $0.6 million, respectively, for the three months ended June 30, 2002, compared to $1.4 million and $0.6 million, respectively, during the same period of 2001. The decrease in lease revenues of $0.1 million during the second quarter of 2002 compared to the same period of 2001 was due to lower lease rates earned on the Partnership's marine vessels.

Railcars: Railcar lease revenues and direct expenses were $0.5 million and $0.1 million, respectively, for the three months ended June 30, 2002, compared to $0.6 million and $0.1 million, respectively, during the same period of 2001. The decrease in lease revenues of $0.1 million during the second quarter of 2002 compared to 2001 was due to lower lease rates earned on the Partnership's railcars.

Aircraft:     Aircraft  lease revenues and direct expenses were $0.3 million and
$2,000, respectively, for the three months ended June 30, 2002, compared to $0.3 million and $(2,000), respectively, during the same period of 2001.

Trailers:     Trailer  lease  revenues and direct expenses were $0.1 million and
$0.1  million,  respectively, for the three months ended June 30, 2002 and 2001.

(B)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $2.7 million for the three months ended June 30, 2002 decreased from $2.9 million for the same period in 2001. Significant variances are explained as follows:

     (i) A $0.4 million decrease in depreciation and amortization expenses from 2001 levels reflects the decrease of approximately $0.2 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a decrease of $0.2 million resulting from certain assets being fully depreciated during 2001;

     (ii) A $0.1 million decrease in interest expense was due to a lower average outstanding debt balance in the second quarter of 2002 compared to the same period of 2001;

     (iii) A $0.3 million increase in the provision for bad debts was based on PLM Financial Services, Inc. (FSI or the General Partner's) evaluation of the collectability of receivables compared to 2001. The provision for bad debt recorded in the second quarter of 2002 of $0.3 million was primarily related to one aircraft lessee.

(C)     Interest  and  Other  Income

Interest and other income decreased $34,000 due to a decrease in the interest rate earned on cash balances.

(D)     Equity  in Net Income of Unconsolidated Special-Purpose Entities (USPEs)

Equity in net income of USPEs represents the Partnership's share of the net income generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income by equipment type (in thousands of dollars):


                                                    For the Three Months
                                                        Ended June 30,
                                                      2002          2001
                                                      ==================
Aircraft                                               $ 7        $  479
Marine vessel                                            5         1,929
                                                      -----       ------
  Equity in net income of USPEs                        $12        $2,408
                                                      =====       ======


Aircraft: As of June 30, 2002 and 2001, the Partnership owned an interest in entities that owned three commercial aircraft. During the three months ended June 30, 2002, lease revenues of $0.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.5 million. During the same period of 2001, lease revenues of $0.5 million and other income of $0.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.8 million.

Other income decreased $0.8 million during the three months ended June 30, 2002 when compared to the same period of 2001, due to the recognition of an engine reserve liability as income upon termination of the previous lease agreement during 2001. A similar event did not occur during the same period of 2002.

The decrease in depreciation expense of $0.2 million was the result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned and by $0.2 million in lower depreciation expense resulting from one aircraft being fully depreciated during 2001.

Marine vessel: As of June 30, 2002 and 2001, the Partnership had sold its interest in an entity that owned a marine vessel. During the three months ended June 30, 2002, the Partnership's interest in an entity that owned a marine vessel received an insurance settlement of $5,000. During the same period of 2001, lease revenues of $0.2 million and the gain of $2.1 million from the sale of the Partnership's interest in an entity that owned a marine vessel were offset by depreciation expense, direct expenses, and administrative expenses of $0.4 million.

The decrease in marine vessel contribution was due to the sale of the Partnership interest in an entity that owned a marine vessel during 2001.

(E)     Net  Income

As a result of the foregoing, the Partnership had a net income of $0.2 million for the three months ended June 30, 2002, compared to net income of $2.9 million during the same period of 2001. The Partnership's ability to acquire, operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the second quarter of 2002 is not necessarily indicative of future periods.

Comparison  of the Partnership's Operating Results for the Six Months Ended June
--------------------------------------------------------------------------------
30,  2002  and  2001
--------------------

(A)     Owned  Equipment  Operations

Lease revenues less direct expenses on owned equipment decreased during the six months ended June 30, 2002 compared to the same period of 2001. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                                         For the Six Months
                                            Ended June 30,
                                         2002          2001
                                         ==================
Marine containers                      $3,035        $3,123
Marine vessels                          1,227         1,685
Railcars                                  873           918
Aircraft                                  539           541
Trailers                                  134           162


Marine containers: Lease revenues and direct expenses for marine containers were $3.1 million and $35,000 respectively, for the six months ended June 30, 2002, compared to $3.2 million and $37,000, respectively, during the same period of 2001. A decrease in lease revenues of $0.1 million was due to lower lease rates earned on the Partnership's marine containers.

Marine vessels: Marine vessel lease revenues and direct expenses were $2.6 million and $1.4 million, respectively, for the six months ended June 30, 2002, compared to $2.9 million and $1.2 million, respectively, during the same period of 2001. The decrease in lease revenues of $0.3 million during the six months ended June 30, 2002 compared to 2001 was due to lower lease rates earned on the Partnership's marine vessels. The increase in direct expenses of $0.2 million was caused by higher repair and operating costs to one of the owned marine vessels during 2002 compared to 2001.

Railcars: Railcar lease revenues and direct expenses were $1.1 million and $0.3 million, respectively, for the six months ended June 30, 2002, compared to $1.2 million and $0.3 million, respectively, during the same period of 2001. The decrease in lease revenues of $0.1 million during the six months ended June 30, 2002 compared to 2001 was due to lower lease rates earned on the Partnership's railcars.

Aircraft:     Aircraft  lease revenues and direct expenses were $0.5 million and
$4,000, respectively, for the six months ended June 30, 2002, compared to $0.5 million and $2,000, respectively, during the same period of 2001.

Trailers: Trailer lease revenues and direct expenses were $0.3 million and $0.2 million, respectively, for the six months ended June 30, 2002, compared to $0.3 million and $0.1 million, respectively, during the same period of 2001.

(B)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $5.2 million for the six months ended June 30, 2002 decreased from $5.9 million for the same period in 2001. Significant variances are explained as follows:

     (i) A $0.8 million decrease in depreciation and amortization expenses from 2001 levels reflects the decrease of approximately $0.5 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a decrease of $0.3 million resulting from certain assets being fully depreciated during 2001;

     (ii) A $0.2 million decrease in general and administrative expenses during the six months ended June 30, 2002 was due to lower professional costs;

     (iii) A $0.2 million decrease in interest expense was due to a lower average outstanding debt balance in the six months ended June 30, 2002 compared to the same period of 2001; and

     (iv) A $0.5 million increase in the provision for bad debts was based on the General Partner's evaluation of the collectability of receivables compared to 2001. The provision for bad debt recorded in the six months ended June 30, 2002 of $0.2 million was primarily related to one aircraft lessee.

(C)     Interest  and  Other  Income

Interest and other income decreased $0.1 million due to a one time insurance settlement of $36,000 received during the six months ended June 30, 2001. A similar settlement was not received during the same period of 2002. Additionally, interest income decreased $0.1 million due to a decrease in the interest rate earned on cash balances.

(D)     Net  Gain  on  Disposition  of  Owned  Equipment

The net gain on disposition of owned equipment for the six months ended June 30, 2002 totaled $2,000 and resulted from the sale of marine containers with a net book value of $6,000 for $8,000. The net gain on disposition of owned equipment for the six months ended June 30, 2001 totaled $14,000 and resulted from the sale of a marine containers with an aggregate net book value of $12,000 for $27,000.

(E)     Equity  in Net Income of Unconsolidated Special-Purpose Entities (USPEs)

Equity in net income of USPEs represents the Partnership's share of the net income generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income by equipment type (in thousands of dollars):


                                                    For the Six Months
                                                       Ended June 30,
                                                     2002         2001
                                                     =================
Marine vessel                                        $31        $2,036
Aircraft                                               4            --
                                                    -----       ------
  Equity in net income of USPEs                      $35        $2,036
                                                    =====       ======


Marine vessel: As of June 30, 2002 and 2001, the Partnership had sold its interest in an entity that owned a marine vessel. During the six months ended June 30, 2002, revenues of $32,000 were offset by administrative expenses of $1,000. During the six months ended June 30, 2002, the Partnership's interest in an entity that owned a marine vessel received an insurance settlement of $32,000. During the same period of 2001, lease revenues of $0.7 million and the gain of $2.1 million from the sale of the Partnership's interest in an entity that owned a marine vessel were offset by depreciation expense, direct expenses, and administrative expenses of $0.8 million.

The decrease in marine vessel contribution was due to the sale of the Partnership's interest in an entity that owned a marine vessel during 2001.

Aircraft: As of June 30, 2002 and 2001, the Partnership owned an interest in entities that owned three commercial aircraft. During the six months ended June 30, 2002, lease revenues of $1.0 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.0 million. During the same period of 2001, lease revenues of $1.2 million and other income of $0.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.0 million.

Lease revenues decreased $0.2 million due to the leases for two commercial aircraft in the trusts being renegotiated at a lower rate. This decrease was offset, in part, by an increase of $0.1 million earned by the trust owning a Boeing 737-300 commercial aircraft due to a new lease going into effect at a higher rate. Other income decreased $0.8 million during the six months ended June 30, 2002 due to the recognition of an engine reserve liability as income upon termination of the previous lease agreement during 2001. A similar event did not occur during the same period of 2002.

The decrease in expenses of $1.0 million was due to required repairs and maintenance of $0.3 million to the Boeing 737-300 that were not required during 2002, by $0.2 million in lower depreciation expense as the result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned, and by $0.4 million in lower depreciation expense resulting from one aircraft being fully depreciated during 2001.

(F)     Net  Income

As a result of the foregoing, the Partnership had a net income of $0.7 million for the six months ended June 30, 2002, compared to net income of $2.7 million during the same period of 2001. The Partnership's ability to acquire, operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the six months ended June 30, 2002 is not necessarily indicative of future periods.

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

(III)     FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the six months ended June 30, 2002, the Partnership generated operating cash of $5.2 million (net cash provided by operating activities plus non-liquidating distributions from USPEs) to meet its operating obligations, pay debt and interest payments and maintain working capital reserves.

During the six months ended June 30, 2002, the Partnership disposed of marine containers for proceeds of $8,000.

Accounts receivable decreased $8,000 in the six months ended June 30, 2002. This decrease was due to increase in the allowance for bad debts of $0.5 million due to the General Partner's evaluation of the collectibility of accounts receivable. This decrease was partially offset by an increase of $0.5 million during the six months ended June 30, 2002 due to the timing of cash receipts.

Investments in USPEs decreased $0.8 million during the six months ended June 30, 2002 due to cash distributions of $0.9 million from the USPEs to the Partnership offset, in part, by $35,000 in income that was recorded by the Partnership for its equity interests in the USPEs.

Accounts payable decreased $0.7 million during the six months ended June 30, 2002. The decrease was due to the payment of $0.8 million due to the purchasing agent that was accrued at December 31, 2001 resulting from the purchase of Partnership units offset, in part, by an increase of $0.1 million due to the timing of cash payments.

During the six months ended June 30, 2002, lessee deposits and reserve for repairs increased $0.2 million due to an increase in the reserve for marine vessel dry docking.

The Partnership is scheduled to make an annual debt payment of $3.0 million to the lenders of the notes payable on December 31, 2002. The cash for this payment will come from operations and proceeds from equipment dispositions.

In July 2002, PLM International, Inc. (PLMI), the parent company of FSI, reached an agreement with the lenders of the $10.0 million warehouse facility to extend the expiration date of the facility to June 30, 2003. The warehouse facility is shared by the Partnership, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, and Professional Lease Management Income Fund I, LLC and Acquisub LLC, a wholly owned subsidiary of PLMI. The facility provides for financing up to 100% of the cost of the equipment. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than June 30, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. The Partnership is not liable for the advances made to the other borrowers.

As  of  August 13,  2002,  no  eligible borrower has any outstanding borrowings.

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

(2) Railcar loadings in North America for the six months ended June 30, 2002 were below those of 2001. This decrease has led to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated;

(3) Marine vessel freight rates are dependent upon the overall condition of the international economy. Freight rates earned by the Partnership's marine vessel began to decrease during the latter half of 2001 and continued through the first six months of 2002. This trend is expected to continue during the latter half of 2002 or until international economies stabilize and begin to improve;

(4) Industry wide utilization of inter-modal trailers decreased 12% during the six months ended June 30, 2002 compared to 2001. This has led to lower utilization of the Partnership's trailers as existing leases expire and may lead to lower utilization during the remainder of 2002; and

(5) The airline industry began to see lower passenger travel during 2001. The tragic events on September 11, 2001 worsened the situation. As a result of this and the general turmoil in the airline industry, the Partnership has had to renegotiate leases on its owned aircraft during 2001 that will result in a decrease in revenues during 2002.

In addition, these events have had a negative impact on the fair market value of the Partnership's owned and partially owned aircraft. Although no revaluations were required during 2002 to these aircraft, the General Partner does not expect these aircraft values to return to their previous value in the foreseeable future.

During 2001, the lessee of a Stage II Boeing 737-200 commercial aircraft notified the General Partner of its intention to return this aircraft. The lessee is located in Brazil, a country currently experiencing economic difficulty. As of June 30, 2002, the lessee has not remitted ten lease payments due to the Partnership. The Partnership has a security deposit from this lessee that could be used to pay a portion of the amount due. During October 2001, the General Partner sent a notification of default to the lessee. The lease, with an expiration date of October 2002, has certain return condition requirements for each aircraft. The General Partner has recorded an allowance for bad debts for the amount due less the security deposit and is uncertain of the collectibility of this receivable.

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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
             ----------------------------------------------------------------

The Partnership's primary market risk exposure is that of currency devaluation risk. During the six months ended June 30, 2002, 84% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (US) currency. If these lessees' currency devalues against the US dollar, the lessees could potentially encounter difficulty in making the US dollar denominated lease payments.



                          PART II -- OTHER INFORMATION


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             -------------------------------------

     (a)     Exhibits
             --------

10.1     Third amendment to the Warehouse Credit Agreement, dated July 11, 2002.

     (b)     Reports  on  Form  8-K
             ----------------------

     None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PLM  EQUIPMENT  GROWTH  &  INCOME  FUND  VII

                                   By:PLM  Financial  Services,  Inc.
                                      General  Partner



Date:  August  13,  2002              By:/s/  Stephen  M.  Bess
                                         ----------------------
                                         Stephen  M.  Bess
                                         President  and
                                         Current  Chief  Accounting  Officer





CERTIFICATION

The undersigned hereby certifies, in his capacity as an officer of the General Partner of PLM Equipment Growth & Income Fund VII (the Partnership), that the Quarterly Report of the Partnership on Form 10-Q for the period ended June 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.



                                  PLM  EQUIPMENT  GROWTH  &  INCOME  FUND  VII

                                  By:PLM  Financial  Services,  Inc.
                                     General  Partner



Date:  August  13,  2002             By:/s/  Stephen  M.  Bess
                                        ---------------------
                                        Stephen  M.  Bess
                                        President  and
                                        Current  Chief  Accounting  Officer




Date:  August  13,  2002             By:/s/  James  A.  Coyne
                                        ---------------------
                                        James  A.  Coyne
                                        Chief  Financial  Officer