Form 10-Q
period 2002-09-30
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 2002-11-14
CIK 895234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________
                                    FORM 10-Q




     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR  THE  FISCAL  QUARTER  ENDED  SEPTEMBER  30,  2002


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
                 (in thousands of dollars, except unit amounts)
                                   (unaudited)



                                                                 September 30,    December 31,
                                                                     2002             2001
                                                                ===============================
ASSETS

Equipment held for operating leases, at cost . . . . . . . . .  $       79,868   $      79,955
Less accumulated depreciation. . . . . . . . . . . . . . . . .         (47,705)        (42,910)
                                                                ---------------  --------------
  Net equipment. . . . . . . . . . . . . . . . . . . . . . . .          32,163          37,045


Cash and cash equivalents. . . . . . . . . . . . . . . . . . .          10,114           3,129
Restricted cash. . . . . . . . . . . . . . . . . . . . . . . .             258              75
Accounts receivable, less allowance for doubtful accounts
    of $1,060 in 2002 and $306 in 2001 . . . . . . . . . . . .           1,663           1,764
Investments in unconsolidated special-purpose entities . . . .           7,187           8,409
Deferred charges, net of accumulated amortization
    of $413 in 2002 and $324 in 2001 . . . . . . . . . . . . .             141             229
Prepaid expenses and other assets. . . . . . . . . . . . . . .             151              91
                                                                ---------------  --------------
      Total assets . . . . . . . . . . . . . . . . . . . . . .  $       51,677   $      50,742
                                                                ===============  ==============
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses. . . . . . . . . . . . .  $          488   $         959
Due to affiliates. . . . . . . . . . . . . . . . . . . . . . .             782             609
Lessee deposits and reserve for repairs. . . . . . . . . . . .           1,236             945
Notes payable. . . . . . . . . . . . . . . . . . . . . . . . .          14,000          14,000
                                                                ---------------  --------------
  Total liabilities. . . . . . . . . . . . . . . . . . . . . .          16,506          16,513
                                                                ---------------  --------------

Commitments and contingencies

Partners' capital:
Limited partners (4,981,450 limited partnership units in 2002
    and 5,041,936 in 2001) . . . . . . . . . . . . . . . . . .          35,171          34,229
General Partner. . . . . . . . . . . . . . . . . . . . . . . .              --              --
                                                                ---------------  --------------
  Total partners' capital. . . . . . . . . . . . . . . . . . .          35,171          34,229
                                                                ---------------  --------------

      Total liabilities and partners' capital. . . . . . . . .  $       51,677   $      50,742
                                                                ===============  ==============















       See accompanying notes to unaudited condensed financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                       CONDENSED STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)
                                   (unaudited)


                                                For the Three Months    For the Nine Months
                                                 Ended September 30,    Ended September 30,
                                                 2002          2001     2002        2001
                                                =========================================
REVENUES

Lease revenue. . . . . . . . . . . . . . . . .  $   3,820  $   4,001   $ 11,520  $ 12,120
Interest and other income. . . . . . . . . . .         32         50         74       186
Gain on disposition of equipment . . . . . . .         44          8         46        22
                                                ---------  ---------   --------  --------
    Total revenues . . . . . . . . . . . . . .      3,896      4,059     11,640    12,328
                                                ---------  ---------   --------  --------
EXPENSES

Depreciation and amortization. . . . . . . . .      1,638      2,015      4,917     6,055
Repairs and maintenance. . . . . . . . . . . .        500        502      1,303     1,265
Equipment operating expense. . . . . . . . . .        435        450      1,301     1,236
Insurance expense. . . . . . . . . . . . . . .        120        136        374       353
Management fees to affiliate . . . . . . . . .        188        213        571       642
Interest expense . . . . . . . . . . . . . . .        254        316        763     1,006
General and administrative expenses
      to affiliates. . . . . . . . . . . . . .         22         68        186       362
Other general and administrative expenses. . .        380        169        722       571
Provision for (recovery of) bad debts. . . . .        235       (10)        764        15
                                                ---------  ---------   --------  --------
    Total expenses . . . . . . . . . . . . . .      3,772      3,859     10,901    11,505
                                                ---------  ---------   --------  --------
Equity in net income (loss) of unconsolidated
      special-purpose entities . . . . . . . .         84      (339)        119     1,696
                                                ---------  ---------   --------  --------
Net income (loss). . . . . . . . . . . . . . .  $     208  $   (139)   $    858  $  2,519
                                                =========  =========   ========  ========
PARTNERS' SHARE OF NET INCOME (LOSS)

Limited partners . . . . . . . . . . . . . . .  $     208  $   (139)   $    858  $  2,393
General Partner. . . . . . . . . . . . . . . .         --         --         --       126
                                                ---------  ---------   --------  --------
Total. . . . . . . . . . . . . . . . . . . . .  $     208  $   (139)   $    858  $  2,519
                                                =========  =========   ========  ========
Net income (loss) per weighted-average
    limited partnership unit . . . . . . . . .  $    0.04  $  (0.03)   $   0.17  $   0.45
                                                =========  =========   ========  ========
Cash distributions . . . . . . . . . . . . . .  $      --  $      --   $     --  $  1,422
                                                =========  =========   ========  ========
Cash distributions per weighted-average
    limited partnership unit . . . . . . . . .  $      --  $      --   $     --  $   0.24
                                                =========  =========   ========  ========








       See accompanying notes to unaudited condensed financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
              CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
           FOR THE PERIOD FROM DECEMBER 31, 2000 TO SEPTEMBER 30, 2002
                            (in thousands of dollars)
                                   (unaudited)



                                                 Limited     General
                                                 Partners    Partner    Total
                                                ===============================
  Partners' capital as of December 31, 2000. .  $  36,715   $     --   $36,715

Net income . . . . . . . . . . . . . . . . . .      2,021        126     2,147

Purchase of limited partnership units. . . . .     (3,211)        --    (3,211)

Cash distribution. . . . . . . . . . . . . . .     (1,296)      (126)   (1,422)
                                                ----------  ---------  --------
  Partners' capital as of December 31, 2001. .     34,229         --    34,229

Net income . . . . . . . . . . . . . . . . . .        858         --       858

Canceled purchase of limited partnership units         84         --        84
                                                ----------  ---------  --------
  Partners' capital as of September 30, 2002 .  $  35,171   $     --   $35,171
                                                ==========  =========  ========


































       See accompanying notes to unaudited condensed financial statements.




PLM EQUIPMENT GROWTH & INCOME FUND VII
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)
                                                                           For the Nine Months
                                                                           Ended September 30,
                                                                            2002        2001
                                                                           ==================
OPERATING ACTIVITIES

Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   858   $ 2,519
Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .    4,917     6,055
  Provision for bad debts . . . . . . . . . . . . . . . . . . . .              764        15
  Gain on disposition of equipment. . . . . . . . . . . . . . . . . . . .     (46)       (22)
  Equity in net income of unconsolidated special-purpose entities . . . .    (119)    (1,696)
  Changes in operating assets and liabilities:
    Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . .    (183)       (23)
    Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . .    (663)      (328)
    Prepaid expenses and other assets . . . . . . . . . . . . . . . . . .     (60)        69
    Accounts payable and accrued expenses . . . . . . . . . . . . . . . .      307       158
    Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . .      173      (554)
    Lessee deposits and reserve for repairs . . . . . . . . . . . . . . .      291       263
                                                                          ---------  --------
      Net cash provided by operating activities . . . . . . . . . . . . .    6,239     6,456
                                                                          ---------  --------
INVESTING ACTIVITIES

Payments for purchase of equipment and capitalized improvements . . . . .     (13)    (8,014)
Investment in and equipment purchased and placed in
    unconsolidated special-purpose entities . . . . . . . . . . . . . . .       --       (86)
Distribution from unconsolidated special-purpose entities . . . . . . . .    1,341     1,992
Distribution from liquidation of unconsolidated special-purpose entities.       --     5,292
Payments for acquisition fees to affiliate. . . . . . . . . . . . . . . .       --      (366)
Payments for lease negotiation fees to affiliate. . . . . . . . . . . . .       --       (82)
Proceeds from disposition of equipment. . . . . . . . . . . . . . . . . .      112        56
                                                                          ---------  --------
      Net cash provided by (used in) investing activities . . . . . . . .    1,440    (1,208)
                                                                          ---------  --------
FINANCING ACTIVITIES

Canceled purchase of limited partnership units. . . . . . . . . . . . . .       84        --
Payment for limited partnership units . . . . . . . . . . . . . . . . . .    (778)        --
Proceeds from short-term notes payable to affiliate . . . . . . . . . . .       --     5,500
Payments of short-term notes payable to affiliate . . . . . . . . . . . .       --    (5,500)
Cash distribution paid to limited partners. . . . . . . . . . . . . . . .       --    (1,296)
Cash distribution paid to General Partner . . . . . . . . . . . . . . . .       --      (126)
                                                                          ---------  --------
      Net cash used in financing activities . . . . . . . . . . . . . . .    (694)    (1,422)
                                                                          ---------  --------
Net increase in cash and cash equivalents . . . . . . . . . . . . . . . .    6,985     3,826
Cash and cash equivalents at beginning of period. . . . . . . . . . . . .    3,129     2,941
                                                                          ---------  --------
Cash and cash equivalents at end of period. . . . . . . . . . . . . . . .  $10,114   $ 6,767
                                                                          =========  ========

SUPPLEMENTAL INFORMATION

Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   509   $   690
                                                                          =========  ========



       See accompanying notes to unaudited condensed financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     Opinion  of  Management
       -----------------------

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of PLM Equipment Growth & Income Fund VII (the Partnership) as of September 30, 2002 and December 31, 2001, the unaudited condensed statements of operations for the three and nine months ended September 30, 2002 and 2001, the unaudited condensed statements of changes in partners' capital for the period from December 31, 2000 to September 30, 2002 and the unaudited condensed statements of cash flows for the nine months ended September 30, 2002 and 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001, on file at the Securities and Exchange Commission.

2.     Schedule  of  Partnership  Phases
       ---------------------------------

The Partnership is currently in its investment phase during which the Partnership uses cash generated from operations and proceeds from asset dispositions to purchase additional equipment. The General Partner believes these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.

The Partnership may reinvest its cash flow, surplus cash and equipment disposition proceeds in additional equipment, consistent with the objectives of the Partnership, until December 31, 2004. The Partnership will terminate on December 31, 2013, unless terminated earlier upon sale of all equipment and by certain other events.

3.     Reclassification
       ----------------

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentations.

4.     Cash  Distributions
       -------------------

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered a return of capital.

No cash distributions were paid to the limited partners during the three and nine months ended September 30, 2002. For the three and nine months ended September 30, 2001, cash distributions totaled $-0- and $1.4 million, respectively.

5.     Transactions  with  General  Partner  and  Affiliates
       -----------------------------------------------------

The balance due to affiliates as of September 30, 2002 included $0.1 million due to FSI and its affiliates for management fees and $0.6 million due to affiliated unconsolidated special-purpose entities (USPEs). The balance due to affiliates as of December 31, 2001 includes $0.2 million due to FSI and its affiliates for management fees and $0.4 million due to affiliated USPEs.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.     Transactions  with  General  Partner  and  Affiliates(continued)
       -----------------------------------------------------

The Partnership's proportional share of the affiliated expenses incurred by USPEs during 2002 and 2001 is listed in the following table (in thousands of dollars):

                                   For the Three Months  For the Nine Months
                                    Ended September 30,  Ended September 30,
                                     2002        2001    2002        2001
                                    ======================================
Management fees. . . . . . . . . .  $     28  $     27  $     86  $    123
Data processing and administrative
   expenses. . . . . . . . . . . .         1        17        19        88


These affiliate expenses reduced the Partnership's proportional share of the equity interest in the income of USPEs.

The Partnership and USPEs accrued or paid FSI $0.5 million for equipment acquisition and lease negotiation fees during the nine months ended September 30, 2001. No fees were paid or accrued during the nine months ended September 30, 2002.

6.     Equipment
       ---------

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):


                                 September 30,    December 31,
                                     2002             2001
                               ===============================
Marine containers . . . . . .  $       38,815   $      38,915
Marine vessels. . . . . . . .          22,212          22,212
Rail equipment. . . . . . . .           9,615           9,602
Aircraft. . . . . . . . . . .           5,483           5,483
Trailers. . . . . . . . . . .           3,743           3,743
                               ---------------  --------------
                                       79,868          79,955
Less accumulated depreciation         (47,705)        (42,910)
                               ---------------  --------------
    Net equipment . . . . . .  $       32,163   $      37,045
                               ===============  ==============


As of September 30, 2002, all owned equipment in the Partnership's portfolio was on lease except for 77 railcars. As of December 31, 2001, all owned equipment in the Partnership's portfolio was on lease except for 8 railcars. The net book value of the equipment off lease was $0.8 million as of September 30, 2002 and $0.2 million as of December 31, 2001.

No equipment was purchased during the nine months ended September 30, 2002. During the nine months ended September 30, 2001, the Partnership purchased marine containers for $8.0 million and paid acquisition fees of $0.4 million to FSI for this purchase.

During the nine months ended September 30, 2002, the Partnership disposed of marine containers with a net book value of $0.1 million for proceeds of $0.1 million. During the nine months ended September 30, 2001, the Partnership disposed of marine containers with a net book value of $19,000 for proceeds of $41,000.

7.     Investments  in  Unconsolidated  Special-Purpose  Entities
       ----------------------------------------------------------

The Partnership owns equipment jointly with affiliated programs. These are single purpose entities that do not have any debt or other financial encumbrances. Ownership interest is based on the Partnership's contribution towards the cost of the equipment in the USPEs. The Partnership's proportional share of

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.     Investments  in  Unconsolidated  Special-Purpose  Entities  (continued)
       ----------------------------------------------------------

equity and income (loss) in each entity is not necessarily the same as its ownership interest. The primary reason for this difference has to do with certain fees such as management and acquisition and lease negotiation fees varying among the owners of the USPEs.

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Partnership has an interest and the Partnership's proportional share of equity in each entity as of September 30, 2002 and December 31, 2001 (in thousands of dollars):

                                             .  TWA     .  TWA      Boeing
                                              S/N 49183 .  MD-82   737-300
As of September 30, 2002. . . . . . . . .      Trust1     Trust2    Trust3    Total
-----------------------------------------------------------------------------------
Assets
  Equipment less accumulated depreciation     $     --   $ 4,542  $ 12,973
  Receivables                                       --        --     1,682
  Other assets                                      --        --         3
                                              ---------  -------  --------
    Total assets                              $     --   $ 4,542  $ 14,658
                                              =========  =======  ========
Liabilities
  Due to affiliates                           $      6   $     6   $    --
  Lessee deposits and reserve for repairs           --        --     1,659
                                              ---------  -------  --------
    Total liabilities                                6         6     1,659
                                              ---------  -------  --------

Equity                                             (6)     4,536    12,999
                                              ---------  -------  --------
    Total liabilities and equity              $     --   $ 4,542   $14,658
                                              =========  =======  ========

Partnership's share of equity                 $     --   $ 2,314   $ 4,873   $ 7,187
                                              =========  =======  ========   =======



                                               TWA        TWA      Boeing
                                             S/N 49183 .  MD-82   737-300
As of December 31, 2001 . . . . . . . . .     Trust1     Trust2    Trust3     Total
------------------------------------------------------------------------------------
Assets
  Equipment less accumulated depreciation    $     --   $ 5,590  $ 14,768
  Receivables                                      --        --     1,078
  Other assets                                     --        --        12
    Total assets                             $     --   $ 5,590  $ 15,858
                                             =========  =======  ========
Liabilities
  Accounts payable                           $      7   $     7  $     70
  Due to affiliates                                 5        16        20
  Lessee deposits and reserve for repairs          --        --     1,027
    Total liabilities                              12        23     1,117
                                             ---------  -------  --------

Equity                                           (12)     5,567    14,741
    Total liabilities and equity             $     --   $ 5,590  $ 15,858
                                             =========  =======  ========

Partnership's share of equity                $     --   $ 2,845  $  5,564   $ 8,409
                                             =========  =======  ========   =======












1 The Partnership owns a 50% interest of the TWA S/N 49183 Trust that owns an MD-82 stage III commercial aircraft.
2 The Partnership owns a 50% interest in the TWA MD-80 Trust that owns an MD-82 stage III commercial aircraft.
3 The Partnership owns a 38% interest in the Boeing 737-300 Trust that owns a Boeing stage III commercial aircraft.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.     Investments  in  Unconsolidated  Special-Purpose  Entities  (continued)
       ----------------------------------------------------------

The tables below set forth 100% of the revenues, gain on disposition of equipment, direct and indirect expenses, and net income (loss) of the entities in which the Partnership has an interest, and the Partnership's proportional share of income (loss) in each entity for the three and nine months ended
September  30,  2002  and  2001  (in  thousands  of  dollars):

                                          TWA       TWA   Boeing
For the three months ended . . . . . . S/N 49183   MD-82  737-300
September 30, 2002 . . . . . .        .  Trust1   Trust2  Trust 3   Other  Total
--------------------------------------------------------------------------------
 Revenues                                $  315   $  315  $   465  $   --
 Less: Direct expenses                       --       --       12    (18)
           Indirect expenses                 18      368      651     --
                                         ------   ------  -------  ------
   Net income (loss)                     $  297   $ (53)  $  (198) $  18
                                         ======   ======  =======  ======

Partnership's share of net income (loss) $  187   $ (32)  $   (85) $  14   $  84
                                         ======   ======  =======  ======  =====



                                   TWA       TWA    Boeing   Pacific
For the three months ended. . . S/N 49183   MD-82  737-300   Source
September 30, 2001. . .           Trust1   Trust2  Trust 3 Partnership4  Total
------------------------------------------------------------------------------
 Revenues                        $   315  $   315  $   605  $    (2)
 Less: Direct expenses                 7        8       16       38
           Indirect expenses         476      516      980        7
                                 -------  -------  -------  --------
   Net loss                      $ (168)  $ (209)  $ (391)  $   (47)
                                 =======  =======  =======  ========

Partnership's share of net loss  $  (92)  $ (111)  $  (99)  $  (37)    $ (339)
                                 =======  =======  =======  ========   =======



                                 TWA        TWA     Boeing   Pacific
For the nine months ended . .  S/N 49183   MD-82   737-300    Source
September 30, 2002. .           Trust1    Trust2   Trust3 Partnership4  Other  Total
------------------------------------------------------------------------------------
 Revenues                      $   945   $   945   $1,395    $ --      $  73
 Less: Direct expenses             (1)        --       28    (18)         --
           Indirect expenses        60     1,111    2,103       2         --
                               -------   -------   -------   -----     -----
  Net income (loss)            $   886   $ (166)   $(736)    $ 16      $  73
                               =======   =======   =======   =====     =====

Partnership's share of
   Net income (loss)           $   481   $  (98)   $(309)    $ 13      $  32   $ 119
                               =======   =======   =======   =====     =====   =====



                                      TWA      TWA   Boeing   Pacific
For the nine months ended. . . . . S/N 49183  MD-82  737-300  Source
September 30, 2001 . . . .           Trust1  Trust2  Trust3 Partnership4  Other  Total
--------------------------------------------------------------------------------------
 Revenues                          $ 1,162  $ 2,810  $ 1,405   $  921     $ 10
 Gain on disposition of equipment       --       --       --    2,595       --
 Less: Direct expenses                  17       19      931      565       24
           Indirect expenses         1,418    1,522    2,515      448        9
                                   -------  -------  --------  -------    -----
   Net income (loss)               $ (273)  $ 1,269  $(2,041)  $2,503     $(23)
                                   =======  =======  ========  =======    =====

Partnership's share of
   Net income (loss)               $ (157)  $   616  $  (759)  $2,006     $(10)  $1,696
                                   =======  =======  ========  =======    =====  ======


As of September 30, 2002 and December 31, 2001, all jointly-owned equipment in the Partnership's USPE portfolio was on lease. `

1 The Partnership owns a 50% interest of the TWA S/N 49183 Trust that owns an MD-82 stage III commercial aircraft.
2 The Partnership owns a 50% interest in the TWA MD-82 Trust that owns an MD-82 stage III commercial aircraft.
3 The Partnership owns a 38% interest in the Boeing 737-300 Trust that owns a Boeing stage III commercial aircraft.
4     The  Partnership  owned  an 80% interest in the Pacific Source Partnership that  owned  a  handymax  dry  bulk  carrier.

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

The following tables present a summary of the operating segments (in thousands of dollars):


                                              .       Marine        .        Marine
For the three months ended                 Vessel     Trailer    Aircraft    Railcar    Container
September 30, 2002                         Leasing    Leasing    Leasing     Leasing     Leasing     Other 1    Total
---------------------------------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . . .  $  1,335   $    133   $     271   $    506   $    1,575   $     --   $ 3,820
  Interest income and other. . . . . . .        --         --          --         --           --         32        32
  Loss on disposition of equipment . . .        --         --          --         --           44         --        44
                                          ---------  ---------  ----------  ---------  -----------  ----------  -------
     Total revenues. . . . . . . . . . .     1,335        133         271        506        1,619         32     3,896
                                          ---------  ---------  ----------  ---------  -----------  ----------  -------

COSTS AND EXPENSES
  Operations support . . . . . . . . . .       720        124           2        176           17         16     1,055
  Depreciation and amortization. . . . .       310         53          --        118        1,150          7     1,638
  Interest expense . . . . . . . . . . .        --         --          --         --           --        254       254
  Management fees to affiliate . . . . .        67          8          --         36           77         --       188
  General and administrative expenses. .        19         29           7         33           --        314       402
  Provision for (recovery of) bad debts.        --         --         238         (3)          --         --       235
                                          ---------  ---------  ----------  ---------  -----------  ----------  -------
      Total costs and expenses . . . . .     1,116        214         247        360        1,244        591     3,772
                                          ---------  ---------  ----------  ---------  -----------  ----------  -------
Equity in net loss of USPEs. . . . . . .        14         --          70         --           --         --        84
                                          ---------  ---------  ----------  ---------  -----------  ---------  --------
Net income (loss). . . . . . . . . . . .  $    233   $    (81)  $      94   $    146   $      375   $   (559)  $   208
                                          =========  =========  ==========  =========  ===========  =========  ========
Total assets as of September 30, 2002. .  $  4,854   $    810   $   7,598   $  3,341   $   24,593   $ 10,481   $51,677
                                          =========  =========  ==========  =========  ===========  =========  ========

  .. . . . . . . . . . . . . . . . . . .  Marine            .   Marine
For the three months ended . . . . . . .  Vessel     Trailer    Aircraft    Railcar    Container
         September 30, 2001. . . . . . .  Leasing    Leasing    Leasing     Leasing    Leasing      Other 2    Total
---------------------------------------------------------------------------------------------------------------------
REVENUES
  Lease revenue. . . . . . . . . . . . .  $  1,425   $    165   $     271   $    582   $    1,558   $     --   $ 4,001
  Interest income and other. . . . . . .        --         --          --         --           --         50        50
  Gain on disposition of equipment . . .        --         --          --         --            8         --         8
                                          ---------  ---------  ----------  ---------  -----------  ---------  --------
     Total revenues. . . . . . . . . . .     1,425        165         271        582        1,566         50     4,059
                                          ---------  ---------  ----------  ---------  -----------  ---------  --------

COSTS AND EXPENSES
  Operations support . . . . . . . . . .       837         82           3        134           16         16     1,088
  Depreciation and amortization. . . . .       311         52         102        136        1,405          9     2,015
  Interest expense . . . . . . . . . . .        --         --          --         --           --        316       316
  Management fees to affiliate . . . . .        71          8          14         41           79         --       213
  General and administrative expenses. .        38         37          --         17           --        145       237
  Provision for (recovery of) bad debts.        --         --          --         (1)          (9)        --       (10)
                                          ---------  ---------  ----------  ---------  -----------  ---------  --------
      Total costs and expenses . . . . .     1,257        179         119        327        1,491        486     3,859
                                          ---------  ---------  ----------  ---------  -----------  ---------  --------
Equity in net loss of USPEs. . . . . . .       (37)        --        (302)        --           --         --      (339)
                                          ---------  ---------  ----------  ---------  -----------  ---------  --------
Net income (loss). . . . . . . . . . . .  $    131   $    (14)  $    (150)  $    255   $       75   $   (436)  $  (139)
                                          =========  =========  ==========  =========  ===========  =========  ========



1 Includes certain assets not identifiable to a specific segment such as cash, certain restricted cash, deferred charges and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative and operations support expenses.
2 Includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative and operations support expenses.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.     Operating  Segments  (continued)
       -------------------


                                             .       Marine        .        Marine
For the nine months ended                  Vessel    Trailer    Aircraft    Railcar   Container
September 30, 2002                        Leasing    Leasing    Leasing     Leasing    Leasing     Other 1    Total
-------------------------------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . . .  $  3,959  $    452   $     814   $  1,650   $    4,645  $     --   $11,520
  Interest income and other. . . . . . .        --        --          --         --           --        74        74
  Loss on disposition of equipment . . .        --        --          --         --           46        --        46
                                          --------  ---------  ----------  ---------  ----------  ---------  -------
     Total revenues. . . . . . . . . . .     3,959       452         814      1,650        4,691        74    11,640
                                          --------  ---------  ----------  ---------  ----------  ---------  -------

COSTS AND EXPENSES
  Operations support . . . . . . . . . .     2,117       309           6        447           52        47     2,978
  Depreciation and amortization. . . . .       930       157          --        355        3,454        21     4,917
  Interest expense . . . . . . . . . . .        --        --          --         --           --       763       763
  Management fees to affiliate . . . . .       198        24          --        118          231        --       571
  General and administrative expenses. .        50        83          14         75           --       686       908
  Provision for (recovery of) bad debts.        --        10         781        (27)          --        --       764
      Total costs and expenses . . . . .     3,295       583         801        968        3,737     1,517    10,901
                                          --------  ---------  ----------  ---------  ----------  ---------  -------
Equity in net income of USPEs. . . . . .        45        --          74         --           --        --       119
                                          --------  ---------  ----------  ---------  ----------  ---------  -------
Net income (loss). . . . . . . . . . . .  $    709  $   (131)  $      87   $    682   $      954  $ (1,443)  $   858
                                          ========  =========  ==========  =========  ==========  =========  =======


  .. . . . . . . . . . . . . . . . . . .  Marine           .   Marine
For the nine months ended. . . . . . . .  Vessel    Trailer    Aircraft    Railcar    Container
         September 30, 2001. . . . . . .  Leasing   Leasing    Leasing     Leasing    Leasing     Other 1    Total
--------------------------------------------------------------------------------------------------------------------
REVENUES
  Lease revenue. . . . . . . . . . . . .  $  4,321  $    473   $     814   $  1,794   $    4,718  $     --   $12,120
  Interest income and other. . . . . . .        --        --          33         --           --       153       186
  Gain on disposition of equipment . . .        --         1          --         --           21        --        22
                                          --------  ---------  ----------  ---------  ----------  ---------  -------
     Total revenues. . . . . . . . . . .     4,321       474         847      1,794        4,739       153    12,328
                                          --------  ---------  ----------  ---------  ----------  ---------  -------

COSTS AND EXPENSES
  Operations support . . . . . . . . . .     2,048       227           5        428           53        93     2,854
  Depreciation and amortization. . . . .       930       157         410        406        4,130        22     6,055
  Interest expense . . . . . . . . . . .        --        --          --         --           --     1,006     1,006
  Management fees to affiliate . . . . .       216        24          41        125          236        --       642
  General and administrative expenses. .        73        93          11         45           --       711       933
  Provision for (recovery of) bad debts.        --        (3)         --         18           --        --        15
                                          --------  ---------  ----------  ---------  ----------  ---------  -------
      Total costs and expenses . . . . .     3,267       498         467      1,022        4,419     1,832    11,505
                                          --------  ---------  ----------  ---------  ----------  ---------  -------
Equity in net income of USPEs. . . . . .     1,998        --        (302)        --           --        --     1,696
                                          --------  ---------  ----------  ---------  ----------  ---------  -------
Net income (loss). . . . . . . . . . . .  $  3,052  $    (24)  $      78   $    772   $      320  $ (1,679)  $ 2,519
                                          ========  =========  ==========  =========  ==========  =========  =======


9.     Net  Income  (Loss)  Per  Weighted-Average  Limited  Partnership  Unit
       ----------------------------------------------------------------------

Net income (loss) per weighted-average limited partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three and nine months ended September 30, 2002 was 4,981,450 and 4,988,318, respectively. The weighted-average number of limited partnership units deemed outstanding during the three and nine months ended September 30, 2001 was 5,323,569.


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

The purchasing agent purchased 281,633 units as of December 31, 2001 and an additional 60,486 units during the nine months ended September 30, 2002, which is reflected as a reduction in limited partnership units. Under the terms of the purchase agreement, only the units held by the owner on the date of the agreement were eligible to be purchased. The General Partner has not been able to purchase the remaining 9,171 units due to the eligible owners selling the units in the open market. The General Partner has determined that the remaining units will not be purchased and has received a $0.1 million refund from the purchasing agent.

11.     Debt
        ----

In July 2002, PLM International, Inc. (PLMI), the parent company of FSI, reached an agreement with the lenders of the $10.0 million warehouse facility to extend the expiration date of the facility to June 30, 2003. The warehouse facility is shared by the Partnership, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, Professional Lease Management Income Fund I, LLC and Acquisub LLC, a wholly owned subsidiary of PLMI. The facility provides for financing up to 100% of the cost of the equipment. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than June 30, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. The Partnership is not liable for the advances made to the other borrowers.

As of September 30, 2002, there were no outstanding borrowings on this facility by any of the eligible borrowers.

12.     Commitments  and  Contingencies
        -------------------------------

In October 2002, PLM Transportation Equipment Corp. Inc. (TEC), a wholly owned subsidiary of FSI, arranged for the lease or purchase of a total of 1,050 pressurized tank railcars by (i) partnerships and managed programs in which FSI serves as the general partner or manager and holds an ownership interest (Program Affiliates) or (ii) partnerships or managed programs in which FSI provides management services but does not hold an ownership interest or third parties (Non-Program Affiliates). These railcars will be delivered over the next three years. A leasing company affiliated with the manufacturer will acquire approximately 70% of the railcars and lease them to a Non-Program Affiliate. The remaining approximately 30% will either be purchased by other third parties to be managed by PLMI, or by the Program Affiliates. An affiliate of TEC will manage the leased and purchased railcars. Neither TEC nor its affiliate will be liable for these railcars. TEC estimates that the total value of purchased railcars will not exceed $26.0 million with one third of the railcars being purchased in each of 2002, 2003, and 2004. Although the General Partner has neither determined which Program Affiliates will purchase the railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

13.     Accounting  Pronouncements
        --------------------------

In April 2002, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections" ("SFAS No. 145"). The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. As permitted by the pronouncement, the Partnership has elected early adoption of SFAS No. 145 and, accordingly, if the Partnership has a loss on extinguishment of long-term debt, it will be reported as a loss in "Other general and administrative expenses".

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

13.     Accounting  Pronouncements  (continued)
        --------------------------

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued an exposure draft of a proposed statement of position ("SOP") entitled "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment". The Partnership has historically accrued legally mandated maintenance such as marine vessel dry-docking and aircraft engine maintenance over the periods prior to the required maintenance date. If the SOP is adopted as proposed, the Partnership and USPEs would reverse all previously accrued maintenance reserves. If this proposed change were in effect at September 30, 2002, the Partnership and USPEs would have been required to reverse maintenance reserves of approximately $1.6 million. Maintenance reserves will change in 2002 as maintenance is performed and past maintenance reserves are depleted and additional reserves are recorded. If adopted in its present form, charges related to this proposed change would be taken in the first quarter of 2003 and would be reported as a cumulative effect of an accounting change, in the statements of operations.






                      (This space intentionally left blank)

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
             -------------------------------------------------------------------
RESULTS  OF  OPERATIONS
    -------------------

(I)     RESULTS  OF  OPERATIONS

Comparison  of  the PLM Equipment Growth & Income Fund VII's (the Partnership's)
--------------------------------------------------------------------------------
Operating  Results  for  the  Three  Months  Ended  September  30, 2002 and 2001
--------------------------------------------------------------------------------

(A)     Owned  Equipment  Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the three months ended September 30, 2002 compared to the same period of 2001. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, general and administrative expenses, and provision for (recovery of) bad debts relating to the operating segments (see Note 8 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                   For the Three Months
                    Ended September 30,
                    2002           2001
                   ======================
Marine containers  $   1,558  $   1,542
Marine vessels. .        615        588
Railcars. . . . .        330        448
Aircraft. . . . .        269        268
Trailers. . . . .          9         83


Marine containers: Lease revenues and direct expenses for marine containers were relatively the same at $1.6 million and $17,000 respectively, for the three months ended September 30, 2002, compared to $1.6 million and $16,000, respectively, during the same period of 2001.

Marine vessels: Marine vessel lease revenues and direct expenses were $1.3 million and $0.7 million, respectively, for the three months ended September 30, 2002, compared to $1.4 million and $0.8 million, respectively, during the same period of 2001. The decrease in lease revenues of $0.1 million during the third quarter of 2002 compared to the same period of 2001 was due to lower lease rates earned on the Partnership's marine vessels. Direct expenses decreased $0.1 million during the third quarter of 2002 resulting from lower repairs and maintenance.

Railcars: Railcar lease revenues and direct expenses were $0.5 million and $0.2 million, respectively, for the three months ended September 30, 2002, compared to $0.6 million and $0.1 million, respectively, during the same period of 2001. The decrease in lease revenues of $0.1 million during the third quarter of 2002 compared to 2001 was due to an increase in the number of off-lease railcars.

Aircraft: Aircraft lease revenues and direct expenses were relatively the same at $0.3 million and $2,000, respectively, for the three months ended September 30, 2002, compared to $0.3 million and $3,000, respectively, during the same period of 2001.

Trailers: Trailer lease revenues and direct expenses were $0.1 million and $0.1 million, respectively, for the three months ended September 30, 2002, compared to $0.2 million and $0.1 million, respectively, during the same period of 2001. The decrease in lease revenues of $32,000 during the third quarter of 2002 was due to the Partnership earning lower lease rates on its trailers.

(B)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $2.7 million for the three months ended September 30, 2002 decreased from $2.8 million for the same period in 2001. Significant variances are explained as follows:

     (i) A $0.4 million decrease in depreciation and amortization expenses from 2001 levels reflects the decrease of approximately $0.2 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a decrease of $0.2 million resulting from certain assets being fully depreciated during 2001;

     (ii) A $0.1 million decrease in interest expense was due to a lower average outstanding debt balance in the third quarter of 2002 compared to the same period of 2001;

     (iii) A $0.2 million increase in the provision for bad debts was based on PLM Financial Service's, Inc. (FSI's or the General Partner's) evaluation of the collectability of receivables compared to 2001. The provision for bad debt recorded in the third quarter of 2002 primarily related to one aircraft lessee;

     (iv) A $0.2 million increase in general and administrative expenses due to an increase in administrative services costs during 2002.

(C)     Interest  and  Other  Income

Interest and other income decreased $18,000 due to a decrease in the interest rate earned on cash balances.

(D)     Gain  on  Disposition  of  Owned  Equipment

The gain on disposition of owned equipment for the third quarter of 2002 totaled $44,000, and resulted from the sale of marine containers with a net book value of $0.1 million for proceeds of $0.1 million. The gain on disposition of owned equipment for the third quarter of 2001 totaled $8,000, and resulted from the sale of marine containers with a net book value of $5,000 for proceeds of $14,000.

(E)     Equity  in  Net Income (Loss) of Unconsolidated Special-Purpose Entities
(USPEs)

Equity in net income (loss) of USPEs represents the Partnership's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):


                                       For the Three Months
                                        Ended September 30,
                                         2002       2001
                                        =================
Aircraft . . . . . . . . . . . . . . .  $    70  $  (302)
Marine vessel. . . . . . . . . . . . .       14      (37)
                                        -------  --------
  Equity in net income (loss) of USPEs  $    84  $  (339)
                                        =======  ========


Aircraft: As of September 30, 2002 and 2001, the Partnership owned an interest in entities that owned three commercial aircraft. During the three months ended September 30, 2002, the Partnership's share of lease revenues of $0.5 million were offset by the Partnership's share of depreciation expense, direct expenses, and administrative expenses of $0.4 million. During the same period of 2001, the Partnership's share of lease revenues of $0.5 million were offset by the Partnership's share of depreciation expense, direct expenses, and administrative expenses of $0.8 million.

The decrease in depreciation expense of $0.4 million was caused by a decrease of $0.2 million resulting from the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned and by $0.2 million in lower depreciation expense resulting from one aircraft being fully depreciated during 2001.

Marine vessel: As of September 30, 2002 and 2001, the Partnership had sold its interest in an entity that owned a marine vessel. During the three months ended September 30, 2002, the Partnership's interest in an entity that owned a marine vessel wrote-off certain operating expenses that were previously accrued for $14,000. During the same period of 2001, the Partnership's share of direct expenses and administrative expenses of $37,000 was the result of the underaccrual of expenses in previous periods.

(F)     Net  Income  (Loss)

As a result of the foregoing, the Partnership had a net income of $0.2 million for the three months ended September 30, 2002, compared to net loss of $0.1 million during the same period of 2001. The Partnership's ability to acquire, operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the third quarter of 2002 is not necessarily indicative of future periods.

Comparison  of  the  Partnership's  Operating  Results for the Nine Months Ended
--------------------------------------------------------------------------------
September  30,  2002  and  2001
-------------------------------

(A)     Owned  Equipment  Operations

Lease revenues less direct expenses on owned equipment decreased during the nine months ended September 30, 2002 compared to the same period of 2001. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                    For the Nine Months
                    Ended September 30,
                    2002          2001
                   ====================
Marine containers  $  4,593  $  4,665
Marine vessels. .     1,842     2,273
Railcars. . . . .     1,203     1,366
Aircraft. . . . .       808       809
Trailers. . . . .       143       246


Marine containers: Lease revenues and direct expenses for marine containers were $4.6 million and $0.1 million respectively, for the nine months ended September 30, 2002, compared to $4.7 million and $0.1 million, respectively, during the same period of 2001. A decrease in lease revenues of $0.1 million was due to lower lease rates earned on the Partnership's marine containers.

Marine vessels: Marine vessel lease revenues and direct expenses were $4.0 million and $2.1 million, respectively, for the nine months ended September 30, 2002, compared to $4.3 million and $2.0 million, respectively, during the same period of 2001. The decrease in lease revenues of $0.4 million during the nine months ended September 30, 2002 compared to 2001 was due to lower lease rates earned on the Partnership's marine vessels. The increase in direct expenses of $0.1 million was caused by higher repair and operating costs to one of the owned marine vessels during 2002 compared to 2001.

Railcars: Railcar lease revenues and direct expenses were $1.7 million and $0.4 million, respectively, for the nine months ended September 30, 2002, compared to $1.8 million and $0.4 million, respectively, during the same period of 2001. The decrease in lease revenues of $0.1 million during the nine months ended September 30, 2002 compared to 2001 was due to an increase in the number of off-lease railcars.

Aircraft: Aircraft lease revenues and direct expenses were $0.8 million and $6,000, respectively, for the nine months ended September 30, 2002, compared to $0.8 million and $5,000, respectively, during the same period of 2001.

Trailers: Trailer lease revenues and direct expenses were $0.5 million and $0.3 million, respectively, for the nine months ended September 30, 2002, compared to $0.5 million and $0.2 million, respectively, during the same period of 2001. The decrease in the contribution from trailers of $0.1 million was the result of lower lease revenues of $21,000 caused by lower lease rates earned on the Partnership's trailers and an increase of $0.1 million in higher repairs and maintenance.

(B)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $7.9 million for the nine months ended September 30, 2002 decreased from $8.7 million for the same period in 2001. Significant variances are explained as follows:

     (i) A $1.1 million decrease in depreciation and amortization expenses from 2001 levels reflects the decrease of approximately $0.7 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a decrease of $0.4 million resulting from certain assets being fully depreciated during 2001;

     (ii) A $0.2 million decrease in interest expense was due to a lower average outstanding debt balance in the nine months ended September 30, 2002 compared to the same period of 2001; and

     (iii) A $0.1 million decrease in management fees was due to lower lease revenues earned by the Partnership during the nine months ended September 30, 2002 compared to the same period of 2001;

     (iv) A $0.7 million increase in the provision for bad debts was based on the General Partner's evaluation of the collectability of receivables compared to 2001. The provision for bad debt recorded in the nine months ended September 30, 2002 was primarily related to one aircraft lessee.

(C)     Interest  and  Other  Income

Interest and other income decreased $0.1 million due to a one time insurance settlement of $36,000 and a one-time dividend of $33,000 that was earned during the nine months ended September 30, 2001. Similar revenues were not earned during the same period of 2002. Additionally, interest income decreased $45,000 due to a lower interest rate earned on cash balances.

(D)     Gain  on  Disposition  of  Owned  Equipment

The gain on disposition of owned equipment for the nine months ended September 30, 2002 totaled $46,000 and resulted from the sale of marine containers with a net book value of $0.1 million for $0.1 million. The gain on disposition of equipment for the nine months ended September 30, 2001 totaled $22,000, and resulted from the sale of marine containers with an aggregate net book value of $19,000 for proceeds of $41,000.

(E)     Equity  in  Net Income (Loss) of Unconsolidated Special-Purpose Entities

Equity in net income (loss) of USPEs represents the Partnership's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income by equipment type (in thousands of dollars):


                                 For the Nine Months
                                 Ended September 30,
                                 2002         2001
                                =====================
Aircraft. . . . . . . . . . . .  $    74  $   (302)
Marine vessel . . . . . . . . .       45     1,998
                                 -------  ---------
  Equity in net income of USPEs  $   119  $  1,696
                                 =======  =========


Aircraft: As of September 30, 2002 and 2001, the Partnership owned an interest in trusts that owned three commercial aircraft. During the nine months ended September 30, 2002, the Partnership's share of lease revenues of $1.5 million were offset by the Partnership's share of depreciation expense, direct expenses, and administrative expenses of $1.4 million. During the same period of 2001, the Partnership's share of lease revenues of $1.7 million and other income of $0.8 million were offset by the Partnership's share of depreciation expense, direct expenses, and administrative expenses of $2.8 million.

Lease revenues decreased $0.2 million due to the leases for two commercial aircraft in the trusts being renegotiated at a lower rate. Other income decreased $0.8 million during the nine months ended September 30, 2002 due to the recognition of an engine reserve liability as income upon termination of the previous lease agreement during 2001. A similar event did not occur during the same period of 2002.

The decrease in expenses of $1.4 million was due to required repairs and maintenance of $0.3 million to the Boeing 737-300 that were not required during 2002, $0.7 million in lower depreciation expense resulting from one aircraft being fully depreciated during 2001, and $0.3 million in lower depreciation expense as the result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine vessel: As of September 30, 2002 and 2001, the Partnership had sold its interest in an entity that owned a marine vessel. During the nine months ended September 30, 2002, the Partnership's share of income of $45,000 was the result of an insurance settlement of $32,000 and a reduction in administrative expenses of $13,000. During the same period of 2001, the Partnership's share of lease revenues of $0.7 million and the Partnership's share of the gain of $2.1 million from the sale of the Partnership's interest in an entity that owned a marine vessel were offset by the Partnership's share of depreciation expense, direct expenses, and administrative expenses of $0.8 million.

The decrease in marine vessel contribution was due to the sale of the Partnership's interest in an entity that owned a marine vessel during 2001.

(F)     Net  Income

As a result of the foregoing, the Partnership had a net income of $0.9 million for the nine months ended September 30, 2002, compared to net income of $2.5 million during the same period of 2001. The Partnership's ability to acquire, operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the nine months ended September 30, 2002 is not necessarily indicative of future periods.

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

(III)     FINANCIAL  CONDITION  --  CAPITAL  RESOURCES  AND  LIQUIDITY

For the nine months ended September 30, 2002, the Partnership generated operating cash of $7.6 million (net cash provided by operating activities plus non-liquidating distributions from USPEs) to meet its operating obligations, pay debt and interest payments and maintain working capital reserves.

During the nine months ended September 30, 2002, the Partnership disposed of marine containers for proceeds of $0.1 million.

Restricted cash increased during the nine months ended September 30, 2002 due to the deposit of $0.2 million into an escrow account related to collection efforts from an aircraft lessee.

Accounts receivable decreased $0.1 million in the nine months ended September 30, 2002. This decrease was due to increase in the allowance for bad debts of $0.8 million due to the General Partner's evaluation of the collectibility of accounts receivable. This decrease was partially offset by an increase of $0.7 million during the nine months ended September 30, 2002 due to the timing of cash receipts.

Investments in USPEs decreased $1.2 million during the nine months ended September 30, 2002 due to cash distributions of $1.3 million from the USPEs to the Partnership offset, in part, by $0.1 million in income that was recorded by the Partnership for its equity interests in the USPEs.

Accounts payable decreased $0.5 million during the nine months ended September 30, 2002. The decrease was due to the payment of $0.8 million due to the purchasing agent that was accrued at December 31, 2001 resulting from the purchase of Partnership units offset, in part, by an increase of $0.3 million due to the timing of cash payments.

During the nine months ended September 30, 2002, lessee deposits and reserve for repairs increased $0.3 million due to an increase in the reserve for marine vessel dry docking.

The Partnership is scheduled to make an annual debt payment of $3.0 million to the lenders of the notes payable on December 31, 2002. The cash for this payment will come from operations and proceeds from equipment dispositions.

In July 2002, PLM International Inc. (PLMI) reached an agreement with the lenders of the $10.0 million warehouse facility to extend the expiration date of the facility to June 30, 2003. The warehouse facility is shared by the Partnership, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, Professional Lease Management Income Fund I, LLC and Acquisub LLC, a wholly owned subsidiary of PLMI. The facility provides for financing up to 100% of the cost of the equipment. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than June 30, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. The Partnership is not liable for the advances made to the other borrowers.

As of November 13, 2002, the Partnership had no borrowings outstanding under this facility and there were no other borrowings outstanding under this facility by any other eligible borrower.

In October 2002, PLM Transportation Equipment Corp. Inc. (TEC), a wholly owned subsidiary of FSI, arranged for the lease or purchase of a total of 1,050 pressurized tank railcars by (i) partnerships and managed programs in which FSI serves as the general partner or manager and holds an ownership interest (Program Affiliates) or (ii) partnerships or managed programs in which FSI provides management services but does not hold an ownership interest or third parties (Non-Program Affiliates). These railcars will be delivered over the next three years. A leasing company affiliated with the manufacturer will acquire approximately 70% of the railcars and lease them to a Non-Program Affiliate. The remaining approximately 30% will either be purchased by other third parties to be managed by PLMI, or by the Program Affiliates. An affiliate of TEC will manage the leased and purchased railcars. Neither TEC nor its affiliate will be liable for these railcars. TEC estimates that the total value of purchased railcars will not exceed $26.0 million with one third of the railcars being purchased in each of 2002, 2003, and 2004. Although the General Partner has neither determined which Program Affiliates will purchase the railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

(IV)  ACCOUNTING  PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections" ("SFAS No. 145"). The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. As permitted by the pronouncement, the Partnership has elected early adoption of SFAS No. 145 and, accordingly, if the Partnership has a loss on extinguishment of long-term debt, it will be reported as a loss in "Other general and administrative expenses".

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued an exposure draft of a proposed statement of position ("SOP") entitled "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment". The Partnership has historically accrued legally mandated maintenance such as marine vessel dry-docking and aircraft engine maintenance over the periods prior to the required maintenance date. If the SOP is adopted as proposed, the Partnership and USPEs would reverse all previously accrued maintenance reserves. If this proposed change were in effect at September 30, 2002, the Partnership and USPEs would have been required to reverse maintenance reserves of approximately $1.6 million. Maintenance reserves will change in 2002 as maintenance is performed and past maintenance reserves are depleted and additional reserves are recorded. If adopted in its present form, charges related to this proposed change would be taken in the first quarter of 2003 and would be reported as a cumulative effect of an accounting change, in the statements of operations.

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

Other factors affecting the Partnership's contribution during the remainder of 2002 and beyond include:

(1) The cost of new marine containers has been at historic lows for the past several years, which has caused downward pressure on per diem lease rates for this type of equipment. Starting in 2003 and continuing through 2004, a significant number of the Partnership's marine containers currently on a fixed rate lease will be switching to a lease based on utilization. The General Partner anticipates that this will result in a significant decrease in lease revenues;

(2) Railcar freight loadings in the United States and Canada decreased 1% and 3%, respectively, through the first nine months of 2002. There has been, however, a recent increase for some of the commodities that drive demand for those types of railcars owned by the Partnership. It will be some time, however, before this translates into new leasing demand by shippers since most shippers have idle railcars in their fleets;

(3) Marine vessel freight rates are dependent upon the overall condition of the international economy. Freight rates earned by the Partnership's marine vessel began to decrease during the latter half of 2001 and continued through the first nine months of 2002. This trend is expected to continue during the latter half of 2002 or until international economies stabilize and begin to improve;

(4) Utilization of intermodal trailers owned by the Partnership decreased 15% in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. This decline was similar to the decline in industry-wide utilization. As the Partnership's trailers are smaller than many shippers prefer, the General Partner expects continued declines in utilization over the next few years. Additionally, one of the major shippers that leased the Partnership's trailers has entered bankruptcy. While the Partnership did not have any outstanding receivables from the company, its bankruptcy may cause a further decline in performance of the trailer fleet in the future; and

(5) The airline industry began to see lower passenger travel during 2001. The events of September 11, 2001, along with a recession in the United States have continued to adversely affect the market demand for both new and used commercial aircraft and to significantly weaken the financial position of most major domestic airlines. As a result of this, the Partnership has had to renegotiate leases on its owned aircraft during 2001 that will result in a decrease in revenues during 2002. The General Partner believes that there is a significant oversupply of commercial aircraft available and that this oversupply will continue for some time.

These events have had a negative impact on the fair market value of the Partnership's owned and partially owned aircraft. Although no revaluations were required during 2002 to these aircraft, the General Partner does not expect these aircraft to return to their September 11, 2001 values.

During 2001, the lessee of a Stage II Boeing 737-200 commercial aircraft notified the General Partner of its intention to return this aircraft. The lessee is located in Brazil, a country experiencing severe economic difficultly. As of September 30, 2002, the lessee was thirteen lease payments in arrears to the Partnership. The Partnership has a security deposit from this lessee that could be used to pay a portion of the amount due. During October 2001, the General Partner sent a notification of default to the lessee. The lease, with an expiration date of October 2002, has certain return condition requirements for the aircraft. The General Partner recorded an allowance for bad debts for the amount due less the security deposit. During October 2002, the General Partner reached an agreement with the lessee of this aircraft for the past due lease payments. In order to give the lessee an incentive to make timely payments in accordance with the agreement, the General Partner gave the lessee a discount on the total amount due. If the lessee fails to comply with the payment schedule in the agreement, the discount provision will be waived and the full amount again becomes payable. The lessee made an initial payment during October 2002, to be followed by 23 equal monthly installments beginning in November 2002. Unpaid outstanding amounts will accrue interest at a rate of 5%. Due to the uncertainty of ultimate collection, the General Partner will continue to fully reserve the unpaid outstanding balance from this lessee.

(6) The General Partner has seen an increase in its insurance premiums on its equipment portfolio and is finding it more difficult to find an insurance carrier with which to place the coverage. Premiums for aircraft have increased over 50% and for other types of equipment the increases have been over 25%. The increase in insurance premiums caused by the increased rate will be partially mitigated by the reduction in the value of the Partnership's equipment portfolio caused by the events of September 11, 2001 and other economic factors. The General Partner has also experienced an increase in the deductible required to obtain coverage. This may have a negative impact on the Partnership in the event of an insurance claim.

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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
             ----------------------------------------------------------------

The Partnership's primary market risk exposure is that of currency devaluation risk. During the nine months ended September 30, 2002, 84% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (US) currency. If these lessees' currency devalues against the US dollar, the lessees could potentially encounter difficulty in making the US dollar denominated lease payments.

ITEM  4.     CONTROLS  AND  PROCEDURES
             -------------------------

Within the 90-day period prior to the filing of this report, evaluations were carried out under the supervision and with the participation of the General Partner's management, including its President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon those evaluations, the President and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes have been made in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluations.


















                      (This space intentionally left blank)

                          PART II -- OTHER INFORMATION


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             -------------------------------------

     (a)     Exhibits
             --------

1. November 2002 purchase agreement between PLM Transportation Equipment Corp., Inc. and Trinity Tank Car, Inc.

2. Settlement Agreement between PLM Worldwide Leasing Corp. and Varig S.A. dated October 11, 2002.


     (b)     Reports  on  Form  8-K
             ----------------------

     None.















                      (This space intentionally left blank)

------
CONTROL  CERTIFICATION
----------------------



I,  James  A.  Coyne,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of PLM Equipment Growth & Income Fund VII.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and board of Managers:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November  13,  2002     By:     /s/  James  A.  Coyne
                                       ---------------------
     James  A.  Coyne
     President

------
CONTROL  CERTIFICATION
----------------------



I,  Richard  K  Brock,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of PLM Equipment Growth & Income Fund VII.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and board of Managers:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November  13,  2002     By:     /s/  Richard  K  Brock
                                       ----------------------
     Richard  K  Brock
     Chief  Financial  Officer
     (Principal  Financial  Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     PLM  EQUIPMENT  GROWTH  &  INCOME  FUND  VII

     By:     PLM  Financial  Services,  Inc.
     General  Partner



Date:  November  13,  2002     By:     /s/  Richard  K  Brock
                                       ----------------------
     Richard  K  Brock
     Chief  Financial  Officer





CERTIFICATION

The undersigned hereby certifies, in his capacity as an officer of the General Partner of PLM Equipment Growth & Income Fund VII (the Partnership), that the Quarterly Report of the Partnership on Form 10-Q for the period ended September 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.



     PLM  EQUIPMENT  GROWTH  &  INCOME  FUND  VII

     By:     PLM  Financial  Services,  Inc.
     General  Partner




Date:  November  13,  2002     By:     /s/  James  A.  Coyne
                                       ---------------------
     James  A.  Coyne
     President




Date:  November  13,  2002     By:     /s/  Richard  K  Brock
                                       ----------------------
     Richard  K  Brock
     Chief  Financial  Officer