Form 10-K
period 2002-12-31
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 2003-03-27
CIK 895234

UNITED  STATES
                 SECURITIES  AND  EXCHANGE  COMMISSION
                       WASHINGTON,  D.C.  20549
                          ___________________
                              FORM  10-K


     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  2002.

     [  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
           SECURITIES  EXCHANGE  ACT  OF  1934
           FOR  THE  TRANSITION  PERIOD  FROM              TO

                  COMMISSION  FILE  NUMBER  0-26594
                        _______________________

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
             (Exact name of registrant as specified in its charter)


                     CALIFORNIA                         94-3168838
            (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)           Identification No.)

           235 3RD STREET SOUTH, SUITE 200
                  ST. PETERSBURG, FL                      33701
        (Address of principal executive offices)        (Zip code)


       Registrant's telephone number, including area code: (727) 803-1800
                             _______________________



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes    X  No  ______
                                             ----

Aggregate  market  value  of  voting  stock:  N/A
                                              ---

An  index  of  exhibits  filed  with  this  Form  10-K  is  located  on page 26.

Total  number  of  pages  in  this  report:  84

     PART  I
ITEM  1.     BUSINESS
             --------

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

     (3) to create a significant degree of safety relative to other equipment leasing investments through the purchase of a diversified equipment portfolio. This diversification reduces the exposure to market fluctuations in any one sector. The purchase of used, long-lived, low-obsolescence equipment, typically at prices that are substantially below the cost of new equipment, also reduces the impact of economic depreciation and can create the opportunity for appreciation in certain market situations, where supply and demand return to balance from oversupply conditions; and

     (4) to increase the Partnership's revenue base by reinvesting a portion of its operating cash flow in additional equipment during the investment phase of the Partnership's operation in order to grow the size of its portfolio. Since net income and distributions are affected by a variety of factors, including purchase prices, lease rates, and costs and expenses, growth in the size of the Partnership's portfolio does not necessarily mean that the Partnership's aggregate net income and distributions will increase upon the reinvestment of operating cash flow.

The offering of units of the Partnership closed on April 25, 1995. As of December 31, 2002, there were 4,981,450 limited partnership units outstanding. The General Partner contributed $100 for its 5% general partner interest in the Partnership.

The Partnership is currently in its investment phase during which the Partnership uses cash generated from operations and proceeds from asset dispositions to purchase additional equipment. The General Partner believes these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership. The Partnership may reinvest its cash flow, surplus cash and equipment disposition proceeds in additional equipment, consistent with the objectives of the Partnership, until December 31, 2004. The Partnership will terminate on December 31, 2011, unless terminated earlier upon the sale of all of the equipment or by certain other events.

Table 1, below, lists the equipment and the original cost of equipment in the Partnership's portfolio, and the Partnership's proportional share of equipment owned by unconsolidated special-purpose entities as of December 31, 2002 (in thousands of dollars):

                                     TABLE 1
                                     -------


Units      Type                                   Manufacturer        Cost
-----------------------------------------------------------------  -------

Owned equipment held for operating leases:

13,891 ..  Marine containers                      Various          $31,598
431. .  .  Refrigerated marine containers         Various            7,213
2. . .  .  Dry-bulk marine vessels                Ishikawa Jima     22,212
323. . .   Pressurized tank railcars              Various            8,587
67 . .. .  Woodchip gondola railcars              National Steel     1,028
1. . .  .  737-200 Stage II commercial aircraft   Boeing             5,483
243. .  .  Intermodal trailers                    Various            3,728
                                                                   -------
      Total owned equipment held for operating leases              $79,849 1
                                                                   =======

Equipment owned by unconsolidated special-purpose entities:

0.38 . .   737-300 Stage III commercial aircraft  Boeing           $ 9,095 2
0.50 .  .  MD-82 Stage III commercial aircraft    McDonnell Douglas  8,125 2
0.50 .  .  MD-82 Stage III commercial aircraft    McDonnell Douglas  7,132 2
                                                                   -------
      Total investments in unconsolidated special-purpose entities $24,352 1
                                                                   =======


Equipment is generally leased under operating leases for a term of one to six years. Some of the Partnership's marine containers are leased to operators of utilization-type leasing pools, which include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. The remaining Partnership marine container leases are based on a fixed rate. Lease revenues for intermodal trailers are based on a per-diem lease in the free running interchange with the railroads. Rents for all other equipment are based on fixed rates.

(B)     Management  of  Partnership  Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly owned subsidiary of FSI, for the management of the Partnership's equipment. The Partnership's management agreement with IMI is to co-terminate with the dissolution of the Partnership, unless the limited partners vote to terminate the agreement prior to that date or at the discretion of the General Partner. IMI has agreed to perform all services necessary to manage the equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessor under the Partnership's leases. In consideration for its services and pursuant to the partnership agreement, IMI is entitled to a monthly management fee (see Notes 1 and 2 to the financial statements).


1 Includes equipment and investments purchased with the proceeds from capital contributions, undistributed cash flow from operations, and Partnership borrowings invested in equipment. Includes costs capitalized subsequent to the date of purchase, and equipment acquisition fees paid to PLM Transportation Equipment Corporation (TEC) or PLM Worldwide Management Services (WMS).

2 Jointly owned:EGF VII and an affiliated program.

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

The Partnership also competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), GATX Corp., General Electric Railcar Services Corporation, General Electric Capital Aviation Services Corporation, Xtra Corporation, and other investment programs that may lease the same types of equipment.

(D)     Demand

The Partnership currently operates in the following operating segments: marine container leasing, marine vessel leasing, railcar leasing, commercial aircraft leasing, and intermodal trailer leasing. Each equipment-leasing segment engages in short-term to mid-term operating leases to a variety of customers. Except for those aircraft leased to passenger air carriers, the Partnership's transportation equipment is used to transport materials and commodities, rather than people.

The following section describes the international and national markets in which the Partnership's capital equipment operates:

(1)     Marine  Containers

Marine containers are used to transport a variety of types of cargo. They typically travel on marine vessels but may also travel on railroads loaded on certain types of railcars and highways loaded on a trailer.

The Partnership purchased new standard dry cargo containers from 1998 to 2000 that were placed on mid-term leases and into revenue-sharing agreements. The marine containers that were placed into revenue-sharing agreements experienced a decrease in lease rates of approximately 15% during 2002. The decrease in lease rates on these marine containers was partially offset by an increase in utilization. At the beginning of the year, utilization averaged approximately 70% but increased to 85% by year-end. Average lease rates and utilization in 2003 are expected to marginally improve compared to 2002.

The Partnership's marine containers that were originally placed on mid-term leases from 1998-2000 will come off lease between 2003-2005 at which time they will be placed into revenue-sharing agreements. As the market for marine containers is considerably softer than the period during which they were placed on mid-term leases, lease revenue on these containers is expected to decrease up to 40% when the original mid-term leases expire.

(2)     Marine  Vessels

The Partnership's has two dry-bulk marine vessels that are on mid term fixed rate charters carrying aluminum. One marine vessel's lease expired in 2002 and the other expires in 2003, but both leases were renewed for a two-year period with the existing lessee at current market rates (slightly below their previous rates).

(3)     Railcars

(a)     Pressurized  Tank  Railcars

Pressurized tank railcars are used to transport liquefied petroleum gas (LPG) and anhydrous ammonia (fertilizer). The North American markets for LPG include industrial applications, residential use, electrical generation, commercial applications, and transportation. LPG consumption is expected to grow over the next few years as most new electricity generation capacity is expected to be gas fired. Within any given year, consumption is particularly influenced by the severity of winter temperatures.

Within the fertilizer industry, demand is a function of several factors, including the level of grain prices, status of government farm subsidy programs, amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the United States (US) dollar. Population growth and dietary trends also play an indirect role.

On an industry-wide basis, North American carloadings of the commodity group that includes petroleum and chemicals decreased over 2% in 2002 after a 5% decline in 2001. Even with this further decrease in industry-wide demand, the utilization of pressurized tank railcars across the Partnership was in the 85% range during the year. The desirability of the railcars in the Partnership is affected by the advancing age of this fleet and related corrosion issues on foam insulated cars.

(b)     Woodchip  Gondola  Railcars

These railcars are used to transport woodchips from sawmills to pulp mills, where the woodchips are converted into pulp. Thus, demand for woodchip railcars is directly related to demand for paper, paper products, particleboard, and plywood.

(4)     Commercial  Aircraft

The Partnership owns 100% of a Boeing 737-200 aircraft that is currently off-lease. The market for Boeing 737-200 aircraft is very soft and the credit quality of the airlines interested in this type of aircraft is, generally speaking, poor. The Partnership also owns a 38% interest in a Boeing 737-300 aircraft which was placed on lease in late 2001 and 50% of two MD-82 aircraft, which are on long-term lease to a major US carrier at above market rates.

Since the terrorist events of September 11, 2001, the commercial aviation industry has experienced significant losses that escalated with a weakened economy. This in turn has led to the bankruptcy filing of two of the largest airlines in the United States, and to an excess supply of commercial aircraft. The current state of the aircraft industry, with significant excess capacity for both new and used aircraft continues to be extremely weak, and is expected by the General Partner to remain weak. The Partnership's 737-200 does not meet certain noise guidelines that would allow for it to fly in the US and other countries.

The decrease in value of the Partnership's aircraft since September 11, 2001 will have a negative impact on the ability of the Partnership to achieve its original objectives as lower values will also result in significantly lower lease rates than the Partnership has been able to achieve for these assets in the past.

(5)     Intermodal  Trailers

Intermodal trailers are used to transport a variety of dry goods by rail on flatcars, usually for distances of over 400 miles. Over the past seven years, intermodal trailers have continued to be rapidly displaced by domestic containers as the preferred method of transport for such goods. This displacement occurs because railroads offer approximately 20% lower wholesale freight rates on domestic containers compared to intermodal trailers. During 2002, demand for intermodal trailers was much more depressed than historic norms. Unusually low demand occurred over the first half of the year due to a rapidly slowing economy and low rail freight rates for 53-foot domestic containers. Due to the decline in demand, shipments for the year within the intermodal pool trailer market declined approximately 10% compared to the prior year. Average utilization of the entire US intermodal trailer pool fleet declined from 77% in 1999 to 75% in 2000 to 63% in 2001 and further declined to a record low of 50% in 2002.

The General Partner continued its aggressive marketing program in a bid to attract new customers for the Partnership's intermodal trailers during 2002. The largest Fund trailer customer, Consolidated Freightways, abruptly shut down their operations and declared bankruptcy during 2002. This situation was largely offset by extensive efforts with other carriers to increase market share. Even with these efforts, average utilization of the Partnership's intermodal trailers for the year 2002 dropped 12% from 2001 to approximately 61%, still 11% above the national average.

The trend towards using domestic containers instead of intermodal trailers is expected to accelerate in the future. Due to the anticipated continued weakness of the overall economy, intermodal trailer shipments are forecast to decline by 10% to 15% in 2003, compared to 2002. As such, the nationwide supply of intermodal trailers is expected to have approximately 27,000 units in surplus for 2003. The maintenance costs have increased approximately 12% from 2001 due to improper repair methods performed by the railroads' vendors and billed to owners.

The General Partner will continue to seek to expand its customer base and undertake significant efforts to reduce cartage and maintenance costs, such as minimizing trailer downtime at repair shops and terminals.

(E)     Government  Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in governmental regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification of such equipment to meet these regulations, at considerable cost to the Partnership. Such regulations include:

(1) in 2004, new maritime and port security laws that have already been passed by US Congress and International Maritime Organizations are scheduled to be implemented. The United States Coast Guard is currently holding hearings with international shipping industry representatives to discuss the implementation of the new code and regulations, which are to apply to all shipping, ports and terminals both in the US and abroad. The new regulations are aimed at improving security aboard marine vessels. These regulations may require additional security equipment being added to marine vessels as well as additional training being provided to the crew. The final code, which is expected to have a significant impact on the industry, will apply to all ships over 500 dead weight tons that include those owned by the Partnership. The requirements of these new regulations have to be met by July 2004. The deadline for compliance by ports is planned to be 2005. As the methodology of how these regulations will be applied is still being determined, the General Partner is unable to determine the impact on the Partnership at this time.

(2) the US Department of Transportation's Aircraft Capacity Act of 1990, which limits or eliminates the operation of commercial aircraft in the United States that does not meet certain noise, aging, and corrosion criteria. In addition, under US Federal Aviation Regulations, after December 31, 1999, no person shall operate an aircraft to or from any airport in the contiguous United States unless that airplane has been shown to comply with Stage III noise levels. The Partnership has one Stage II aircraft that does not meet Stage III requirements. The cost to install a hushkit to meet quieter Stage III requirements is approximately $1.5 million, depending on the type of aircraft. Currently, the Partnership's Stage II aircraft is off-lease and being stored in a country that does have these regulations. This aircraft will either be leased in a country that does not have these regulations or sold;

(3) the Montreal Protocol on Substances that Deplete the Ozone Layer and the US Clean Air Act Amendments of 1990, which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects to the stratospheric ozone layer and that are used extensively as refrigerants in refrigerated marine cargo containers; and

(4) the US Department of Transportation's Hazardous Materials Regulations regulates the classification and packaging requirements of hazardous materials that apply particularly to Partnership's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000 all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify the tank railcar for service. The average cost of this inspection is $3,600 for jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Partnership currently owns 252 jacketed tank railcars. As of December 31, 2002, 32 jacketed tank railcars will need to be re-qualified during 2003 or 2004.

During the fourth quarter of 2002, the Partnership reduced the net book value of 71 owned tank railcars in its railcar fleet to their fair value of $2,000 per railcar, and recorded a $0.6 million impairment loss. The impairment was caused by a general recall due to a manufacturing defect allowing extensive corrosion of the railcars' internal lining. Repair of the railcars were determined to be cost prohibitive. The fair value of railcars with this defect was determined by using industry expertise. These railcars were off lease.

As of December 31, 2002, the Partnership was in compliance with the above governmental regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM  2.     PROPERTIES
             ----------

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

The Partnership maintains its principal office at 235 3rd Street South, Suite 200, St. Petersburg, FL 33701.

ITEM  3.     LEGAL  PROCEEDINGS
             ------------------

The Partnership is involved as plaintiff or defendant in various legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
             -----------------------------------------------------------

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 2002.

                                     PART II

ITEM  5.     MARKET  FOR THE PARTNERSHIP'S EQUITY AND RELATED UNITHOLDER MATTERS
             -------------------------------------------------------------------

Pursuant to the terms of the partnership agreement, the General Partner is entitled to 5% of the cash distributions of the Partnership. The General Partner is the sole holder of such interests. Net income is allocated to the General Partner to the extent necessary to cause the General Partner's capital account to equal zero. The remaining interests in the profits, losses, and cash distributions of the Partnership are allocated to the limited partners. As of December 31, 2002, there were 5,412 limited partners holding units in the Partnership.

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

ITEM  6.     SELECTED  FINANCIAL  DATA
             -------------------------

Table  2,  below,  lists  selected  financial  data  for  the  Partnership:

                                     TABLE 2
                                     -------

                         For the Year Ended December 31,
         (In thousands of dollars, except weighted-average unit amounts)


                                           2002     2001      2000     1999     1998
                                          --------------------------------------------
Operating results:
  Total revenues . . . . . . . . . . . .  $15,357  $16,120  $19,801   $20,849  $18,200
  Gain on disposition of equipment . . .       42       41    3,614     1,171        9
  Loss on disposition of equipment . . .       --       --       --        31       40
  Impairment loss on equipment . . . . .      616       --       --        --       --
  Equity in net income (loss) of uncon-
      solidated special-purpose entities      154    1,255     (621)    6,067    6,493
  Net income . . . . . . . . . . . . . .      694    2,147    4,059     6,708    5,824

At year-end:
  Total assets . . . . . . . . . . . . .  $48,324  $50,742  $56,208   $65,966  $76,537
  Notes payable. . . . . . . . . . . . .   11,000   14,000   17,000    20,000   23,000
  Total liabilities. . . . . . . . . . .   13,317   16,513   19,493    23,219   26,505

Cash distribution. . . . . . . . . . . .  $    --  $ 1,422  $10,088   $10,083  $10,127

Cash distribution representing
    a return of capital to the limited
    partners . . . . . . . . . . . . . .  $    --  $    --  $ 6,029   $ 3,375  $ 4,303

Per weighted-average limited
    partnership unit:

Net income . . . . . . . . . . . . . . .  $ 0.14 1 $ 0.38 1 $ 0.67 1  $1.16 1  $0.99 1

Cash distribution. . . . . . . . . . . .  $    --  $  0.24  $  1.80   $  1.80  $  1.80

Cash distribution representing
    a return of capital. . . . . . . . .  $    --  $    --  $  1.13   $  0.64  $  0.81













1. After an increase in income of $35,000 necessary to cause the General Partner's capital account to equal zero ($0.01 per weighted-average limited partnership unit) in 2002, after reduction of income necessary to cause the General Partner's capital account to equal zero of $19,000 ($0.00 per weighted-average limited partnership unit) in 2001, $0.3 million ($0.06 per weighted-average limited partnership unit) in 2000, $0.2 million ($0.03 per weighted-average limited partnership unit) in 1999, and $0.2 million ($0.04 per weighted-average limited partnership unit) in 1998 (see Note 1 to the financial statements).

ITEM  7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
             -------------------------------------------------------------------
RESULTS  OF  OPERATIONS
    -------------------

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

(B)     Results  of  Operations  -  Factors  Affecting  Performance

(1)     Re-leasing  Activity  and  Repricing  Exposure  to  Current  Economic
Conditions

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for Partnership equipment include supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing or repricing activity in 2002 for its railcar, marine container, marine vessel, aircraft and trailer portfolios.

(a) Railcars: This equipment experienced significant re-leasing activity. Lease rates in this market are showing signs of weakness and this has led to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

(b) Marine containers: Some of the Partnership's marine containers are leased to operators of utilization-type leasing pools and, as such, are highly exposed to re-leasing and repricing activity. Starting in 2003 and continuing through 2006, a significant number of the Partnership's marine containers currently on a fixed rate lease will be switching to a lease based on utilization. The General Partner anticipates that this will result in a significant decrease in lease revenue.

(c) Marine vessel: One of the Partnership's owned marine vessels was re-leased at a lower rate during 2002. The remaining marine vessel's lease expires in 2003 exposing it to re-leasing and repricing risk.

(d) Aircraft: The Partnership's owned aircraft lease expired during 2002 exposing it to re-leasing and repricing activity. At December 31, 2002, this aircraft is off-lease. There continues to be an excess supply of commercial aircraft in the United States and re-leasing of these assets is expected to be difficult and at severely lower lease rates than the Partnership has been able to earn in the past.

(e) Trailers: The Partnership's trailer portfolio operates within short-line railroad systems. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing and repricing activity.

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

During 2002, the Partnership disposed of owned equipment that included marine containers and a trailer for total proceeds of $0.1 million.

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

During 2001, the lessee of a Stage II Boeing 737-200 commercial aircraft notified the General Partner of its intention to return this aircraft. The lessee is located in Brazil, a country experiencing severe economic difficultly. The Partnership has a security deposit from this lessee that could be used to pay a portion of the amount due. During October 2001, the General Partner sent a notification of default to the lessee. The lease, which expired in October 2002, had certain return condition requirements for the aircraft. The General Partner recorded an allowance for bad debts for the amount due less the security deposit. During October 2002, the General Partner reached an agreement with the lessee of this aircraft for the past due lease payments. In order to give the lessee an incentive to make timely payments in accordance with the agreement, the General Partner gave the lessee a discount on the total amount due. If the lessee fails to comply with the payment schedule in the agreement, the discount provision will be waived and the full amount again becomes payable. The lessee made an initial payment during October 2002, to be followed by 23 equal monthly installments beginning in November 2002. Unpaid outstanding amounts will accrue interest at a rate of 5%. The balance outstanding at December 31, 2002 was $1.2 million. Due to the uncertainty of ultimate collection, the General Partner will continue to fully reserve the unpaid outstanding balance less the security deposit from this lessee. As of December 31, 2002, the former lessee was current with all payments due under the agreement.

As of March 25, 2003, the installment payment due from the lessee to the Partnership during March was not received. The General Partner has not yet placed the lessee into default, however, is currently reviewing the options available under the agreement.

(4)     Reinvestment  Risk

Reinvestment risk occurs when the Partnership cannot generate sufficient surplus cash after fulfillment of operating obligations to reinvest in additional equipment during the reinvestment phase of the Partnership, equipment is disposed of for less than threshold amounts, proceeds from the dispositions, or surplus cash available for reinvestment cannot be reinvested at the threshold lease rates, or proceeds from sales or surplus cash available for reinvestment cannot be deployed in a timely manner.

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

(5)     Equipment  Valuation

In accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), the General Partner reviewed the carrying values of the Partnership's equipment portfolio at least quarterly and whenever circumstances indicated that the carrying value of an asset may not be recoverable due to expected future market conditions. If the projected undiscounted cash flows and the fair value of the equipment was less than the carrying value of the equipment, an impairment loss was recorded.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which replaces SFAS No. 121. In accordance with SFAS No. 144, the Partnership evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying values of such assets may not be recoverable. Losses for impairment are recognized when the undiscounted cash flows estimated to be realized from a long-lived asset are determined to be less than the carrying value of the asset and the carrying amount of long-lived assets exceed its fair value. The determination of fair value for a given investment requires several considerations, including but not limited to, income expected to be earned from the asset, estimated sales proceeds, and holding costs excluding interest. The Partnership applied the new rules on accounting for the impairment or disposal of long-lived assets beginning January 1, 2002.

The estimate of the fair value for the Partnership's owned and partially owned equipment is based on the opinion of Partnership's equipment managers using data, reasoning, and analysis of prevailing market conditions of similar equipment, data from recent purchases, independent third party valuations and discounted cash flows. The events of September 11, 2001, along with the change in general economic conditions in the United States, have continued to adversely affect the market demand for both new and used commercial aircraft and weakened the financial position of several airlines.

During the fourth quarter of 2002, the Partnership reduced the net book value of 71 owned tank railcars in its railcar fleet to their fair value of $2,000 per railcar, and recorded a $0.6 million impairment loss. The impairment was caused by a general recall due to a manufacturing defect allowing extensive corrosion of the railcars' internal lining. Repair of the railcars were determined to be cost prohibitive. The fair value of railcars with this defect was determined by using industry expertise. These railcars were off lease. There were no reductions to the carrying values of owned equipment in 2001 or 2000 nor partially-owned equipment during 2002, 2001, or 2000.

(C)     Financial  Condition  -  Capital  Resources  and  Liquidity

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

For the year ended December 31, 2002, the Partnership generated operating cash of $8.0 million to meet its operating obligations, pay debt and interest payments and maintain working capital reserves.

During the year ended December 31, 2002, the Partnership disposed of owned equipment for aggregate proceeds of $0.1 million.

Accounts receivable increased $5,000 in the year ended December 31, 2002. An increase of $0.8 million during the year ended December 31, 2002 was due to the timing of cash receipts. This increase was offset by an increase in the allowance for bad debts of $0.8 million due to the General Partner's evaluation of the collectibility of accounts receivable.

Investments in USPEs decreased $1.7 million during 2002 due to cash distributions of $1.8 million from the USPEs to the Partnership offset, in part, by $0.2 million in income that was recorded by the Partnership for its equity interests in the USPEs.

Prepaid expenses increased $0.3 million during 2002 due to the payment of insurance and certain administrative expenses during 2002 that relate to 2003.

Accounts payable decreased $0.7 million during 2002. The decrease was due to the payment of $0.8 million due to the purchasing agent that was accrued at December 31, 2001 resulting from the purchase of Partnership units offset, in part, by an increase of $40,000 due to the timing of cash payments.

During 2002, due to affiliates increased $0.2 million primarily due to additional engine reserves due to a USPE.

During 2002, lessee deposits and reserve for repairs increased $0.3 million due to an increase in the reserve for marine vessel dry docking

The Partnership made the annual debt payment of $3.0 million to the lenders of the notes payable during 2002.

The Partnership has a remaining outstanding balance of $11.0 million on the notes payable. The remaining balance of the notes will be repaid in one principal payment of $3.0 million on December 31, 2003, and in two principal payments of $4.0 million on December 31, 2004 and 2005. The agreement requires the Partnership to maintain certain financial covenants related to fixed-charge coverage and maximum debt.

The Partnership is a participant in a $10.0 million warehouse facility. The warehouse facility is shared by the Partnership, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, Professional Lease Management Income Fund I, LLC and Acquisub LLC, a wholly owned subsidiary of PLM International Inc. (PLMI). In July 2002, PLMI reached an agreement with the lenders of the $10.0 million warehouse facility to extend the expiration date of the facility to June 30, 2003. The facility provides for financing up to 100% of the cost of the equipment. Any borrowings by the Partnership are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than June 30, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. The Partnership is not liable for the advances made to the other borrowers.

As of March 26, 2003, the Partnership had no borrowings outstanding under this facility and there were no other borrowings outstanding under this facility by any other eligible borrower.

In October 2002, PLM Transportation Equipment Corp. Inc. (TEC), a wholly owned subsidiary of FSI, arranged for the lease or purchase of a total of 1,050 pressurized tank railcars by (i) partnerships and managed programs in which FSI serves as the general partner or manager and holds an ownership interest (Program Affiliates) or (ii) partnerships or managed programs in which FSI provides management services but does not hold an ownership interest (Non-Program Affiliates). These railcars will be delivered over the next three years. A leasing company affiliated with the manufacturer will acquire approximately 70% of the railcars and lease them to a Non-Program Affiliate. The remaining approximately 30% will either be purchased by other third parties to be managed by PLMI or by the Program Affiliates. Neither TEC nor its affiliate will be liable for these railcars. TEC estimates that the total value of purchased railcars will not exceed $26.0 million with one third of the railcars being purchased in each of 2002, 2003, and 2004. As of December 31, 2002, FSI committed one Program Affiliate, other than the Partnership, to purchase $11.3 million in railcars that were purchased by TEC in 2002 or will be purchased in 2003. Although FSI has neither determined which Program Affiliates will purchase the remaining railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

Commitment and contingencies as of December 31, 2002 are as follows (in thousands of dollars):


                                        Less than    1-3      4-5   After 5
Current Obligations              Total    1 Year    Years    Years   Years
---------------------------------------------------------------------------
Commitment to purchase railcars $14,699  $ 6,257  $  8,442  $    --  $   --
Notes payable                    11,000    3,000     8,000       --      --
Line of credit                       --       --        --       --      --
                                -------  -------  --------  -------  ------
                                $25,699  $ 9,257  $ 16,442  $    --  $   --
                                =======  =======  ========  =======  ======


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

The General Partner believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Partnership's financial statements:

Asset lives and depreciation methods: The Partnership's primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The General Partner has chosen asset lives that it believes correspond to the economic life of the related asset. The General Partner has chosen a deprecation method that it believes matches the benefit to the Partnership from the asset with the associated costs. These judgments have been made based on the General Partner's expertise in each equipment segment that the Partnership operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential future cash flows from the asset to the Partnership, the Partnership would be required to record an impairment loss. Likewise, if the net book value of the asset was reduced by an amount greater than the economic value has deteriorated, the Partnership may record a gain on sale upon final disposition of the asset.

Impairment of long-lived assets: Whenever circumstances indicate that an impairment may exist, the General Partner reviews the carrying value of its equipment and investments in USPEs to determine if the carrying value of the assets may not be recoverable due to current economic conditions. This requires the General Partner to make estimates related to future cash flows from each asset as well as the determination if the deterioration is temporary or permanent. If these estimates or the related assumptions change in the future, the Partnership may be required to record additional impairment charges.

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

Contingencies and litigation: The Partnership is subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are disclosed if considered possible and accrued if considered probable after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Partnership may be required to record additional litigation expense.

(E)     Recent  Accounting  Pronouncements

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142), was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and other intangible assets determined to have an indefinite useful life from an amortization method to an impairment-only approach. Amortization of applicable intangible assets will cease upon adoption of this statement. The Partnership implemented SFAS No. 142 on January 1, 2002. SFAS No. 142 had no impact on the Partnership's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections" (SFAS No.
145). The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. As permitted by the pronouncement, the Partnership has elected early adoption of SFAS No. 145 as of January 1, 2002. SFAS No. 145 had no impact on the Partnership's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146), which is based on the general principle that a liability for a cost associated with an exit or disposal activity should be recorded when it is incurred and initially measured at fair value. SFAS No. 146 applies to costs associated with (1) an exit activity that does not involve an entity newly acquired in a business combination, or (2) a disposal activity within the scope of SFAS No. 146. These costs include certain termination benefits, costs to terminate a contract that is not a capital lease, and other associated costs to consolidate facilities or relocate employees. Because the provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002, the effect of adopting this statement cannot be determined.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). This interpretation requires the guarantor to recognize a liability for the fair value of the obligation at the inception of the guarantee. The provisions of FIN 45 will be applied on a prospective basis to guarantees issued after December 31, 2002.

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a "variable interest," commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a "variable interest entity," commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities' financial statements with its own. The Partnership is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. The Partnership has determined that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the effective date of FIN 46.

(F)     Results  of  Operations  -  Year-to-Year  Detailed  Comparison

(1) Comparison of the Partnership's Operating Results for the Years Ended December 31, 2002 and 2001

     (a)     Owned  Equipment  Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 2002, compared to 2001. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                       For the Years
                     Ended December 31,
                     2002          2001
                   ---------------------
Marine containers  $   6,225  $   6,185
Marine vessels. .      2,425      2,903
Railcars. . . . .      1,411      1,798
Aircraft. . . . .        894      1,079
Trailers. . . . .        238        318


Marine containers: Lease revenues and direct expenses for marine containers were $6.3 million and $0.1 million, respectively, for the year ended December 31, 2002 and 2001. As a signigant number of the Partnership's marine containers are coming off a fixed term lease and converting to utilization, marine container lease revenues is expected to decline in 2003.

Marine vessels: Marine vessel lease revenues and direct expenses were $5.3 million and $2.9 million, respectively, for the year ended December 31, 2002, compared to $5.5 million and $2.6 million, respectively, during the same period of 2001. The decrease in lease revenues of $0.2 million during the year ended December 31, 2002 compared to 2001 was due to lower lease rates earned on the Partnership's marine vessels. The increase in direct expenses of $0.3 million was caused by higher repair and operating costs to one of the owned marine vessels during 2002 compared to 2001.

Railcars: Railcar lease revenues and direct expenses were $2.1 million and $0.6 million, respectively, for the year ended December 31, 2002, compared to $2.4 million and $0.6 million, respectively, during the same period of 2001. The decrease in lease revenues of $0.3 million during the year ended December 31, 2002 compared to 2001 was due to an increase in the number of off-lease railcars.

Aircraft: Aircraft lease revenues and direct expenses were $0.9 million and $10,000, respectively, for the year ended December 31, 2002, compared to $1.1 million and $6,000, respectively, during the same period of 2001. The decrease in lease revenues of $0.2 million was due to the Partnership's owned aircraft being off-lease for two months during 2002.

Trailers: Trailer lease revenues and direct expenses were $0.6 million and $0.4 million, respectively, for the year ended December 31, 2002, compared to $0.6 million and $0.3 million, respectively, during the same period of 2001. The decrease in the contribution from trailers of $0.1 million was the result of an increase of $0.1 million in repairs and maintenance.

(b)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $10.9 million for the year ended December 31, 2002 decreased from $11.6 million for the same period in 2001. Significant variances are explained as follows:

     (i) A $1.4 million decrease in depreciation and amortization expenses from 2001 levels reflects the decrease of approximately $1.0 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a decrease of $0.4 million resulting from certain assets being fully depreciated during 2001;

     (ii) A $0.3 million decrease in interest expense was due to a lower average outstanding debt balance in the year ended December 31, 2002 compared to 2001;

     (iii) A $0.1 million decrease in management fees was due to lower lease revenues earned by the Partnership during the year ended December 31, 2002 compared to the same period of 2001;

     (iv) A $0.1 million decrease in general and administrative expenses due to a decease in administrative services costs during 2002;

     (v) A $0.5 million increase in the provision for bad debts was based on the General Partner's evaluation of the collectability of receivables compared to 2001. The provision for bad debt recorded in the year ended December 31, 2002 was primarily related to one aircraft lessee; and

     (vi) Impairment loss increased $0.6 million during 2002 and resulted from the Partnership reducing the carrying value of 71 tank railcars to their estimated fair value. No impairment of equipment was required during 2001.

(c)     Interest  and  Other  Income

Interest and other income decreased $0.1 million due to a one time insurance settlement of $36,000 and a one-time dividend of $33,000 that was earned during the year ended December 31, 2001. Similar revenues were not earned during 2002.

(d)     Gain  on  Disposition  of  Owned  Equipment

The gain on disposition of owned equipment for the year ended December 31, 2002 totaled $42,000 and resulted from the sale of marine containers and a trailer with a net book value of $0.1 million for $0.1 million. The gain on disposition of equipment for the year ended December 31, 2001 totaled $41,000, and resulted from the sale of marine containers and a trailer with an aggregate net book value of $34,000 for proceeds of $0.1 million.

(e)     Equity  in  Net Income (Loss) of Unconsolidated Special-Purpose Entities

Equity in net income (loss) of USPEs represents the Partnership's share of net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income by equipment type (in thousands of dollars):


                                     For the Years
                                  Ended December 31,
                                   2002         2001
                                 --------------------
Aircraft. . . . . . . . . . . .  $    110  $   (747)
Marine vessel . . . . . . . . .        44     2,002
                                 --------  ---------
  Equity in net income of USPEs  $    154  $  1,255
                                 ========  =========


The following USPE discussion by equipment type is based on the Partnership's proportional share of revenues, gain on equipment dispositions, depreciation expense, direct expenses, and administrative expenses in the USPEs:

Aircraft: As of December 31, 2002 and 2001, the Partnership owned an interest in trusts that owned a total of three commercial aircraft. During the year ended December 31, 2002, lease revenues of $2.0 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.9 million. During the same period of 2001, lease revenues of $2.2 million and other income of $0.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $3.7 million.

Lease revenues decreased $0.2 million due to the leases for two commercial aircraft in the trusts being renegotiated at a lower rate. Other income decreased $0.8 million during the year ended December 31, 2002 due to the recognition of an engine reserve liability as income upon termination of the previous lease agreement during 2001. A similar event did not occur during the same period of 2002.

The decrease in expenses of $1.9 million was due to required repairs and maintenance of $0.3 million to the Boeing 737-300 that were not required during 2002, $0.9 million in lower depreciation expense resulting from one aircraft being fully depreciated during 2001, and $0.5 million in lower depreciation expense as the result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine vessel: As of December 31, 2002 and 2001, the Partnership had sold its interest in an entity that owned a marine vessel. During the year ended December 31, 2002, income of $45,000 was the result of an insurance settlement of $32,000 and actual administrative expenses in a previous year being lower by $13,000 than had been estimated. During the same period of 2001, lease revenues of $0.7 million and the gain of $2.1 million from the sale of the Partnership's interest in an entity that owned a marine vessel were offset by depreciation expense, direct expenses, and administrative expenses of $0.8 million.

The decrease in marine vessel contribution was due to the sale of the Partnership's interest in an entity that owned a marine vessel during 2001.

(f)     Net  Income

As a result of the foregoing, the Partnership had a net income of $0.7 million for the year ended December 31, 2002, compared to net income of $2.1 million during the same period of 2001. The Partnership's ability to acquire, operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the year ended December 31, 2002 is not necessarily indicative of future periods.

(2) Comparison of the Partnership's Operating Results for the Years Ended December 31, 2001 and 2000

     (a)     Owned  Equipment  Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment increased during the year ended December 31, 2001, compared to 2000. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                       For the Years
                     Ended December 31,
                    2001           2000
                    --------------------
Marine containers  $   6,185  $   3,905
Marine vessels. .      2,903      2,681
Railcars. . . . .      1,798      1,927
Aircraft. . . . .      1,079      1,053
Trailers. . . . .        318      1,998


Marine containers: Lease revenues and direct expenses for marine containers were $6.3 million and $0.1 million, respectively, for 2001, compared to $3.9 million and $20,000, respectively, during 2000. An increase in lease revenues of $1.5 million was due to the purchase of additional equipment during 2001 and 2000. Additionally, an increase of $0.8 million was due to the transfer of the Partnership's interest in an entity that owned marine containers from an USPE to owned equipment during 2000.

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

     (ii) A $0.2 million increase in the provision for bad debts was based on the General Partner's evaluation of the collectability of receivables compared to 2000;

     (iii) A $0.1 million decrease in interest and amortization expense was due to lower average borrowings outstanding during 2001 compared to 2000; and

     (iv) A $0.4 million decrease in general and administrative expenses during the year ended December 31, 2001 was due to lower costs of $0.5 million resulting from the sale of 78% of the Partnership's trailers during 2000.

(c)     Gain  on  Disposition  of  Owned  Equipment

The gain on disposition of equipment for the year ended December 31, 2001 totaled $41,000, and resulted from the sale of marine containers and a trailer with an aggregate net book value of $34,000 for proceeds of $75,000. The gain on disposition of equipment for the year ended December 31, 2000 totaled $3.6 million, and resulted from the sale of a commuter aircraft, railcars, marine containers, and trailers with an aggregate net book value of $6.9 million for proceeds of $10.5 million.

(d)     Equity  in  Net Income (Loss) of Unconsolidated Special-Purpose Entities

Equity in net income (loss) of USPEs represents the Partnership's share of the net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method of accounting. These entities were single purpose and had no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):


                                             For the Years
                                           Ended December 31,
                                          2001            2000
                                         ----------------------
Marine vessels . . . . . . . . . . . .  $    2,002   $     826
Aircraft . . . . . . . . . . . . . . .       (747)      (1,605)
Marine containers. . . . . . . . . . .          --         129
Mobile offshore drilling unit. . . . .          --          29
                                        ----------   ----------
  Equity in net income (loss) of USPEs  $    1,255   $    (621)
                                        ==========   ==========


The following USPE discussion by equipment type is based on the Partnership's proportional share of revenues, gain on equipment dispositions, depreciation expense, direct expenses, and administrative expenses in the USPEs:

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

Lease revenues decreased $0.6 million due to the reduction of the lease rate on both MD-82s as part of a new lease agreement for these commercial aircraft. This decrease in lease revenues was partially offset by an increase of $0.1 million due to the Boeing 737-300 being on-lease during 2001 that was off-lease for four months during 2000. Other income increased $0.8 million during 2001 due to the recognition of $0.8 million in engine reserve liability as income upon termination of a previous lease agreement. A similar event did not occur during 2000.

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

(G)     Geographic  Information

Certain of the Partnership's equipment operates in international markets. Although these operations expose the Partnership to certain currency, political, credit, and economic risks, the General Partner believes these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in United States (US) dollars. Political risks are minimized by avoiding operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by US banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to Note 6 to the financial statements for information on the lease revenues, net income (loss), and net book value of equipment in various geographic regions.

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

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to US-domiciled lessees consists of aircraft, trailers, and railcars. During 2002, US lease revenues accounted for 16% of the total lease revenues of wholly and jointly owned equipment. This region reported a net income of $0.1 million.

The Partnership's owned equipment on lease to Canadian-domiciled lessees consists of railcars. During 2002, Canadian lease revenues accounted for 7% of the total lease revenues of wholly- and jointly-owned equipment. This region reported a net income of $0.4 million.

The Partnership's owned equipment and investments in equipment owned by an USPE on lease to a South American-domiciled lessee consists of aircraft. During 2002, South American lease revenues accounted for 9% of the total lease revenues of wholly and jointly owned equipment. This region reported a net loss of $0.3 million.

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to lessees in the rest of the world consists of marine vessels and marine containers. During 2002, lease revenues for these operations accounted for 68% of the total lease revenues of wholly and jointly owned equipment while this region reported a net income of $2.3 million.

(H)     Inflation

Inflation had no significant impact on the Partnership's operations during 2002, 2001, or 2000.

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

The Partnership intends to use excess cash flow, if any, after payment of operating expenses, to pay principal and interest on debt and acquire additional equipment until December 31, 2004. The General Partner believes that these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.

Due to a weak economy, and specifically weakness in the transportation industry, the General Partner has not purchased additional equipment for the Partnership since 2001. The General Partner believes prices on certain transportation assets, particularly rail equipment, have reached attractive levels and is actively looking to make investments in 2003. The General Partner believes that transportation assets purchased in today's economic environment may appreciate when the economy returns to historical growth rates. Accordingly, the General Partner believes that most of the cash currently held by the Partnership will be used to purchase equipment over the next 18 months.

Factors that may affect the Partnership's contribution in 2003 and beyond include:

(i) The cost of new marine containers has been at historic lows for the past several years, which has caused downward pressure on per diem lease rates for this type of equipment. Starting in 2003 and continuing through 2004, a significant number of the Partnership's marine containers currently on a fixed rate lease will be switching to a lease based on utilization. The General Partner anticipates that this will result in a significant decrease in lease revenues;

(ii) Railcar freight loadings in the United States and Canada decreased 1% and 3%, respectively, through most of 2002. There has been, however, a recent increase for some of the commodities that drive demand for those types of railcars owned by the Partnership. It will be some time, however, before this translates into new leasing demand by shippers since most shippers have idle railcars in their fleets;

(iii) Marine vessel freight rates are dependent upon the overall condition of the international economy. The mid-term leases for the Partnership's mirine vessels expired in 2002 and the first quarter of 2003 and were released at a lower rate;

(iv) Utilization of intermodal trailers owned by the Partnership decreased 12% in 2002 compared to 2001. This decline was similar to the decline in industry-wide utilization. As the Partnership's trailers are smaller than many shippers prefer, the General Partner expects continued declines in utilization over the next few years. Additionally, one of the major shippers that leased the Partnership's trailers has entered bankruptcy. While the Partnership did not have any outstanding receivables from the company, its bankruptcy may cause a further decline in performance of the trailer fleet in the future;

(v) The airline industry began to see lower passenger travel during 2001. The events of September 11, 2001, along with a recession in the United States have continued to adversely affect the market demand for both new and used commercial aircraft and to significantly weaken the financial position of most major domestic airlines. The General Partner believes that there is a significant oversupply of commercial aircraft available and that this oversupply will continue for some time. These events have had a negative impact on the fair value of the Partnership's owned and partially owned aircraft. Although no impairments were required during 2002 to these aircraft, the General Partner does not expect these aircraft to return to their September 11, 2001 values.

During 2001, the lessee of a Stage II Boeing 737-200 commercial aircraft notified the General Partner of its intention to return this aircraft and stopped making lease payments. The lessee is located in Brazil, a country experiencing severe economic difficultly. The Partnership has a security deposit from this lessee that could be used to pay a portion of the amount due. During October 2001, the General Partner sent a notification of default to the lessee. The lease, which expired in October 2002, had certain return condition requirements for the aircraft. The General Partner recorded an allowance for bad debts for the amount due less the security deposit.

During October 2002, the General Partner reached an agreement with the lessee of this aircraft for the past due lease payments. In order to give the lessee an incentive to make timely payments in accordance with the agreement, the General Partner gave the lessee a discount on the total amount due. If the lessee fails to comply with the payment schedule in the agreement, the discount provision will be waived and the full amount again becomes payable. The lessee made an initial payment during October 2002, to be followed by 23 equal monthly installments beginning in November 2002. Unpaid outstanding amounts will accrue interest at a rate of 5%. The balance outstanding at December 31, 2002 was $1.2 million. Due to the uncertainty of ultimate collection, the General Partner will continue to fully reserve the unpaid outstanding balance less the security deposit from this lessee. As of December 31, 2002, the lessee was current with all payments due under the note. As of March 26,2003, the installment payment due from the lessee to the Partnership during March was not received. The General Partner has not yet placed the lessee into default, however, is currently reviewing the options available under the agreement.

(vi) The General Partner has seen an increase in its insurance premiums on its equipment portfolio and is finding it more difficult to find an insurance carrier with which to place the coverage. Premiums for aircraft insurance have increased over 50% and for other types of equipment the increases have been over 25%. The increase in insurance premiums caused by the increased rate will be partially mitigated by the reduction in the value of the Partnership's equipment portfolio caused by the events of September 11, 2001 and other economic factors. The General Partner has also experienced an increase in the deductible required to obtain coverage. This may have a negative impact on the Partnership in the event of an insurance claim.

Several other factors may affect the Partnership's operating performance in the year 2003 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

(1)     Repricing  and  Reinvestment  Risk

Certain portions of the Partnership's aircraft, marine vessels, marine containers, railcars, and trailers portfolios will be remarketed in 2003 as existing leases expire, exposing the Partnership to repricing risk/opportunity. Additionally, the General Partner may elect to sell certain underperforming equipment or equipment whose continued operation may become prohibitively expensive. In either case, the General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time, and cannot accurately assess the effect of such activity on future Partnership performance. The proceeds from the sold or liquidated equipment will be redeployed to purchase additional equipment, as the Partnership is in its reinvestment phase.

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

Under US Federal Aviation Regulations, after December 31, 1999, no person shall operate an aircraft to or from any airport in the contiguous United States unless that airplane has been shown to comply with Stage III noise levels. The Partnership's Stage II aircraft is currently off-lease and stored in a country that does not require this regulation.

The US Department of Transportation's Hazardous Materials Regulations regulates the classification and packaging requirements of hazardous materials that apply particularly to Partnership's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000 all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify the tank railcar for service. The average cost of this inspection is $3,600 for jacketed tank railcars and $1,800 for non-jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Partnership currently owns 252 jacketed tank railcars. As of December 31, 2002, 32 jacketed tank railcars will need to be re-qualified during 2003 or 2004.

During the fourth quarter of 2002, the Partnership reduced the net book value of 71 owned tank railcars in its railcar fleet to their fair value of $2,000 per railcar, and recorded a $0.6 million impairment loss. The impairment was caused by a general recall due to a manufacturing defect allowing extensive corrosion of the railcars' internal lining. Repair of the railcars were determined to be cost prohibitive. The fair value of railcars with this defect was determined by using industry expertise. These railcars were off lease.

Ongoing changes in the regulatory environment, both in the United States and internationally, cannot be predicted with accuracy, and preclude the General Partner from determining the impact of such changes on Partnership operations, purchases, or sale of equipment.

(K)     Distribution  Levels  and  Additional  Capital  Resources

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

ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
              ----------------------------------------------------------------

The Partnership's primary market risk exposure is that of currency devaluation risk. During 2002, 84% of the Partnership's total lease revenues from wholly- and jointly-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in US currency. If these lessees' currency devalues against the US dollar, the lessees could potentially encounter difficulty in making the US dollar denominated lease payments.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
             -----------------------------------------------

The financial statements for the Partnership are listed in the Index to Financial Statements included in Item 15(a) of this Annual Report on Form 10-K.

ITEM  9.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
             -------------------------------------------------------------------
FINANCIAL  DISCLOSURE
    -----------------

(A)     Disagreements  with  Accountants on Accounting and Financial Disclosures

None.

(B)     Changes  in  Accountants

In September 2001, the General Partner announced that the Partnership had engaged Deloitte & Touche LLP as the Partnership's auditors and had dismissed KPMG LLP. KPMG LLP issued an unqualified opinion on the 2000 financial statements. During 2000 and the subsequent interim period preceding such dismissal, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

                                    PART III

ITEM  10.     DIRECTORS  AND  EXECUTIVE OFFICERS OF PLM FINANCIAL SERVICES, INC.
              ------------------------------------------------------------------

As of the date of this annual report, the directors and executive officers of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:


Name            Age  Position
----------------------------------------------------------------------------

Gary D. Engle   53   Director, PLM Financial Services, Inc., PLM Investment
                     Management, Inc., and PLM Transportation Equipment Corp.

James A. Coyne  42   Director, Secretary and President, PLM Financial Services,
                     Inc. and PLM Investment Management, Inc., Director and
                     Secretary, PLM Transportation Equipment Corp.

Richard K Brock 40   Director and Chief Financial Officer, PLM Financial
                     Services, Inc., PLM Investment Management, Inc. and
                     PLM Transportation Equipment Corp.


Gary D. Engle was appointed a Director of PLM Financial Services, Inc. in January 2002. He was appointed a director of PLM International, Inc. in February 2001. He is a director and President of MILPI Holdings, LLC (MILPI). Since November 1997, Mr. Engle has been Chairman and Chief Executive Officer of Semele Group Inc. ("Semele"), a publicly traded company. Mr. Engle is President and Chief Executive Officer of Equis Financial Group ("EFG"), which he joined in 1990 as Executive Vice President. Mr. Engle purchased a controlling interest in EFG in December 1994. He is also President of AFG Realty, Inc.

James A. Coyne was appointed President of PLM Financial Services, Inc. in August 2002. He was appointed a Director and Secretary of PLM Financial Services, Inc. in April 2001. He was appointed a director of PLM International, Inc. in
February 2001. He is a director, Vice President and Secretary of MILPI. Mr. Coyne has been a director, President and Chief Operating Officer of Semele since 1997. Mr. Coyne is Executive Vice President of Equis Corporation, the general partner of EFG. Mr. Coyne joined EFG in 1989, remained until 1993, and rejoined in November 1994.

Richard K Brock was appointed a Director and Chief Financial Officer of PLM Financial Services, Inc. in August 2002. From June 2001 through August 2002, Mr. Brock was a consultant to various leasing companies including PLM Financial Services, Inc. From October 2000 through June 2001, Mr. Brock was a Director of PLM Financial Services, Inc. Mr. Brock was appointed Vice President and Chief Financial Officer of PLM International, Inc. and PLM Financial Services, Inc. in January 2000, having served as Acting Chief Financial Officer since June 1999 and as Vice President and Corporate Controller of PLM International, Inc. and PLM Financial Services, Inc. since June 1997. Prior to June 1997, Mr. Brock served as an accounting manager at PLM Financial Services, Inc. beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994.

The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.

ITEM  11.     EXECUTIVE  COMPENSATION
              -----------------------

The Partnership has no directors, officers, or employees. The Partnership had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 2002.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT
              ------------------------------------------------------------------

     (A)     Security  Ownership  of  Certain  Beneficial  Owners

The General Partner is generally entitled to a 5% interest in the profits and losses (subject to certain allocations of income), and distributions. As of December 31, 2002, no investor was known by the General Partner to beneficially own more than 5% of the limited partnership units of the Partnership.

     (B)     Security  Ownership  of  Management

Neither the General Partner and its affiliates nor any executive officer or director of the General Partner and its affiliates owned any limited partnership units of the Partnership as of December 31, 2002.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
              --------------------------------------------------

     (A)     Transactions  with  Management  and  Others

During 2002, the Partnership paid or accrued the following fees to FSI or its affiliates: management fees, $0.8 million; and administrative and data processing services performed on behalf of the Partnership, $0.2 million.

During 2002, the Partnership's proportional share of ownership in USPEs paid or accrued the following fees to FSI or its affiliates (based on the Partnership's proportional share of ownership): management fees, $0.1 million; and administrative and data processing services, $19,000.

The balance due to affiliates as of December 31, 2002 includes $0.2 million due to FSI and its affiliates for management fees and $0.7 million due to an USPE.

ITEM  14.     CONTROLS  AND  PROCEDURES
              -------------------------

Based on their evaluation as of a date within 90 days of the filing of this Form 10-K, the Partnership's principal Executive Officer and Chief Financial Officer have concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                                     PART IV

ITEM  15.     EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
              ------------------------------------------------------------------

     (A)  1.     Financial  Statements

The  financial  statements  listed  in  the  accompanying  Index  to  Financial
Statements  are  filed  as  part  of  this  Annual  Report  on  Form  10-K.

          2.     Financial  Statements  required  under Regulation S-X Rule 3-09

The following financial statements are filed as Exhibits of this Annual Report on Form 10-K:

a.     Boeing  737-200  Trust  S/N  24700
b.     Pacific  Source  Partnership

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

4.4 Fourth Amendment to the Third Amended and Restated Partnership Agreement, dated August 24, 2001, incorporated by reference to the Partnership's Annual Report on Form 10-K dated December 31, 2001 filed with the Securities and Exchange Commission on March 27, 2002.

10.1 Management Agreement between Partnership and PLM Investment Management, Inc., incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-55796), which became effective with the Securities and Exchange Commission on May 25, 1993.

10.2 Note Agreement, dated as of December 1, 1995, regarding $23.0 million of 7.27% senior notes due December 21, 2005, incorporated by reference to the Partnership's Annual Report on Form 10-K dated December 31, 1995 filed with the Securities and Exchange Commission on March 20, 1996.

10.3 Warehousing Credit Agreement, dated as of April 13, 2001, incorporated by reference to the Partnership's Form 10-Q dated March 31, 2001 filed with the Securities and Exchange Commission on May 9, 2001.

10.4 First amendment to the Warehouse Credit Agreement, dated December 21, 2001, incorporated by reference to the Partnership's Form 10-K dated December 31, 2001 filed with the Securities and Exchange Commission on March 27, 2002.

10.5 Second amendment to the Warehouse Credit Agreement, dated April 12, 2002, incorporated by reference to the Partnership's Form 10-Q dated March 31, 2002 filed with the Securities and Exchange Commission on May 8, 2002.

10.6 Third amendment to the Warehouse Credit Agreement, dated July 11, 2002, incorporated by reference to the Partnership's Form 10-Q dated June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002.

10.7 October 2002 purchase agreement between PLM Transportation Equipment Corp., Inc. and Trinity Tank Car, Inc. incorporated by reference to the Partnership's Form 10-Q dated September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002.

10.8 Settlement Agreement between PLM Worldwide Leasing Corp. and Varig S.A. dated October 11, 2002, incorporated by reference to the Partnership's Form 10-Q dated September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002.

Financial  Statements  required  under  Regulation  S-X  Rule  3-09:

99.1     Boeing  737-200  Trust  S/N  24700.

99.2     Pacific  Source  Partnership

------
CONTROL  CERTIFICATION
----------------------



I,  James  A.  Coyne,  certify  that:

1. I have reviewed this annual report on Form 10-K of PLM Equipment Growth & Income Fund VII.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and board of Managers:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  March  26,  2003     By:     /s/  James  A.  Coyne
                                    ---------------------
                                    James  A.  Coyne
                                    President
                                   (Principal  Executive  Officer)

CONTROL  CERTIFICATION
----------------------



I,  Richard  K  Brock,  certify  that:

1. I have reviewed this annual report on Form 10-K of PLM Equipment Growth & Income Fund VII.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and board of Managers:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  March  26,  2003     By:     /s/  Richard  K  Brock
                                    ----------------------
                                    Richard  K  Brock
                                    Chief  Financial  Officer
                                   (Principal  Financial  Officer)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Partnership has no directors or officers. The General Partner has signed on behalf of the Partnership by duly authorized officers.


Dated:  March  26,  2003     PLM  EQUIPMENT  GROWTH  &  INCOME  FUND  VII
     PARTNERSHIP

     By:     PLM  Financial  Services,  Inc.
             General  Partner


     By:     /s/  James  A.  Coyne
             ---------------------
             James  A.  Coyne
             President


     By:     /s/  Richard  K  Brock
             ----------------------
             Richard  K  Brock
             Chief  Financial  Officer

CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the General Partner of PLM Equipment Growth Fund & Income VII (the Partnership), that the Annual Report of the Partnership on Form 10-K for the year ended December 31, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                         Capacity     Date
----                         --------     ----




/s/  Gary  D.  Engle
--------------------
Gary  D.  Engle     Director,  FSI     March  26,  2003




/s/  James  A.  Coyne
---------------------
James  A.  Coyne     Director,  FSI     March  26,  2003




/s/  Richard  K  Brock
----------------------
Richard  K  Brock     Director,  FSI     March  26,  2003

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 15(a))


                                                                  Page
                                                                  ----

Independent  auditors'  reports                                  31-32

Balance  sheets  as  of  December  31,  2002  and  2001             33

Statements  of  income  for  the  years  ended
     December  31,  2002,  2001,  and  2000                         34

Statements  of  changes  in  partners'  capital  for  the
     years  ended  December  31,  2002,  2001,  and  2000           35

Statements  of  cash  flows  for  the  years  ended
     December  31,  2002,  2001,  and  2000                         36

Notes  to  financial  statements                                 37-51

Independent  auditors'  report  on  financial  statement  schedule  52

Schedule  II  valuation  and  qualifying  accounts                  53

INDEPENDENT  AUDITORS'  REPORT



The  Partners
PLM  Equipment  Growth  &  Income  Fund  VII:


We have audited the accompanying balance sheets of PLM Equipment Growth & Income Fund VII, a limited partnership (the "Partnership"), as of December 31, 2002 and 2001, and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




/s/  Deloitte  &  Touche  LLP
Certified  Public  Accountants

Tampa,  Florida
March  7,  2003

INDEPENDENT  AUDITORS'  REPORT



The  Partners
PLM  Equipment  Growth  &  Income  Fund  VII:


We have audited the accompanying statements of income, changes in partners' capital and cash flows of PLM Equipment Growth & Income Fund VII ("the Partnership") for the year ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of PLM Equipment Growth & Income Fund VII for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.




/s/  KPMG  LLP

SAN  FRANCISCO,  CALIFORNIA
March  12,  2001

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                                 BALANCE SHEETS
                                  DECEMBER 31,
                 (in thousands of dollars, except unit amounts)



                                                                              2002       2001
                                                                            --------------------
ASSETS
Equipment held for operating leases, at cost . . . . . . . . . . . . . . .  $ 79,849   $ 79,955
Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . .   (49,918)   (42,910)
                                                                            ---------  ---------
  Net equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29,931     37,045


Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .     9,339      3,129
Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        60         75
Accounts and note receivable, less allowance for doubtful accounts of
    $1,133 in 2002 and $306 in 2001. . . . . . . . . . . . . . . . . . . .     1,769      1,764
Investments in unconsolidated special-purpose entities . . . . . . . . . .     6,757      8,409
Lease negotiation fees to affiliate, less accumulated
    amortization of $274 in 2002 and $169 in 2001. . . . . . . . . . . . .        23        129
Debt issuance costs, less accumulated amortization
    of $180 in 2002 and $155 in 2001 . . . . . . . . . . . . . . . . . . .        75        100
Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . .       370         91
                                                                            ---------  ---------

      Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 48,324   $ 50,742
                                                                            =========  =========
LIABILITIES AND PARTNERS' CAPITAL

Liabilities
Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . .  $    221   $    959
Due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       847        609
Lessee deposits and reserve for repairs. . . . . . . . . . . . . . . . . .     1,249        945
Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11,000     14,000
                                                                            ---------  ---------
  Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .    13,317     16,513
                                                                            ---------  ---------
Commitments and contingencies

Partners' capital
Limited partners (4,981,450 limited partnership units outstanding in 2002
      and 5,041,936 limited partnership units outstanding in 2001) . . . .    35,007     34,229
General Partner. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --         --
                                                                            ---------  ---------
  Total partners' capital. . . . . . . . . . . . . . . . . . . . . . . . .    35,007     34,229
                                                                            ---------  ---------

      Total liabilities and partners' capital. . . . . . . . . . . . . . .  $ 48,324   $ 50,742
                                                                            =========  =========












                 See accompanying notes to financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31,
         (in thousands of dollars, except weighted-average unit amounts)




                                                    2002     2001      2000
                                                   --------------------------
REVENUES
Lease revenue . . . . . . . . . . . . . . . . . .  $15,150  $15,842  $15,870
Interest and other income . . . . . . . . . . . .      165      237      317
Gain on disposition of equipment. . . . . . . . .       42       41    3,614
                                                   -------  -------  --------
  Total revenues. . . . . . . . . . . . . . . . .   15,357   16,120   19,801
                                                   -------  -------  --------

EXPENSES

Depreciation and amortization . . . . . . . . . .    6,541    7,913    6,697
Repairs and maintenance . . . . . . . . . . . . .    1,791    1,629    2,189
Equipment operating expenses. . . . . . . . . . .    1,745    1,643    1,847
Insurance expenses. . . . . . . . . . . . . . . .      484      396      308
Management fees to affiliate. . . . . . . . . . .      765      827      858
Interest expense. . . . . . . . . . . . . . . . .    1,045    1,333    1,480
General and administrative expenses to affiliates      200      471      824
Other general and administrative expenses . . . .      870      737      816
Impairment loss on equipment. . . . . . . . . . .      616       --       --
Provision for bad debts . . . . . . . . . . . . .      760      279      102
                                                   -------  -------  --------
  Total expenses. . . . . . . . . . . . . . . . .   14,817   15,228   15,121
                                                   -------  -------  --------

Equity in net income (loss) of unconsolidated
    special-purpose entities. . . . . . . . . . .      154    1,255     (621)
                                                   -------  -------  --------
Net income. . . . . . . . . . . . . . . . . . . .  $   694  $ 2,147  $ 4,059
                                                   =======  =======  ========

PARTNERS' SHARE OF NET INCOME

Limited partners. . . . . . . . . . . . . . . . .  $   694  $ 2,021  $ 3,555
General Partner . . . . . . . . . . . . . . . . .       --      126      504
                                                   -------  -------  --------

Total . . . . . . . . . . . . . . . . . . . . . .  $   694  $ 2,147  $ 4,059
                                                   =======  =======  ========
Limited partners' net income per
    weighted-average limited partnership unit . .  $  0.14  $  0.38  $  0.67
                                                   =======  =======  ========













                 See accompanying notes to financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                            (in thousands of dollars)




                                                 Limited     General
                                                 Partners    Partner     Total
                                                --------------------------------
  Partners' capital as of December 31, 1999. .  $  42,747   $     --   $ 42,747

Net income . . . . . . . . . . . . . . . . . .      3,555        504      4,059

Purchase of limited partnership units. . . . .         (3)        --         (3)

Cash distribution. . . . . . . . . . . . . . .     (9,584)      (504)   (10,088)
                                                ----------  ---------  ---------

  Partners' capital as of December 31, 2000. .     36,715         --     36,715

Net income . . . . . . . . . . . . . . . . . .      2,021        126      2,147

Purchase of limited partnership units. . . . .     (3,211)        --     (3,211)

Cash distribution. . . . . . . . . . . . . . .     (1,296)      (126)    (1,422)
                                                ----------  ---------  ---------

  Partners' capital as of December 31, 2001. .     34,229         --     34,229

Net income . . . . . . . . . . . . . . . . . .        694         --        694

Canceled purchase of limited partnership units         84         --         84
                                                ----------  ---------  ---------

  Partners' capital as of December 31, 2002. .  $  35,007   $     --   $ 35,007
                                                ==========  =========  =========























                 See accompanying notes to financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                            (in thousands of dollars)


                                                                    2002      2001      2000
                                                                  -----------------------------
OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   694   $ 2,147   $  4,059
Adjustments to reconcile net income
      to net cash provided by (used in) operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . . . .    6,541     7,913      6,697
  Amortization of debt issuance costs. . . . . . . . . . . . . .       25        25         26
  Provision for bad debts. . . . . . . . . . . . . . . . . . . .      760       279        102
  Impairment loss on equipment . . . . . . . . . . . . . . . . .      616        --         --
  Gain on disposition of equipment . . . . . . . . . . . . . . .      (42)      (41)    (3,614)
  Equity in net (income) loss from unconsolidated
    special-purpose entities . . . . . . . . . . . . . . . . . .     (154)   (1,255)       621
  Changes in operating assets and liabilities:
    Accounts and note receivable . . . . . . . . . . . . . . . .     (765)     (557)      (490)
    Prepaid expenses and other assets. . . . . . . . . . . . . .     (279)        9        (46)
    Accounts payable and accrued expenses. . . . . . . . . . . .       40      (230)        70
    Due to affiliates. . . . . . . . . . . . . . . . . . . . . .      293      (631)       623
    Lessee deposits and reserve for repairs. . . . . . . . . . .      304        46       (492)
                                                                  --------  --------  ---------
      Net cash provided by operating activities. . . . . . . . .    8,033     7,705      7,556
                                                                  --------  --------  ---------

INVESTING ACTIVITIES

Payments for purchase of equipment and capitalized repairs . . .      (13)   (8,017)   (10,729)
Investment in and equipment purchased and placed in
    unconsolidated special-purpose entities. . . . . . . . . . .       --       (86)        --
Distribution from unconsolidated special-purpose entities. . . .    1,751     2,387      4,411
Payments of acquisition fees to affiliate. . . . . . . . . . . .       --      (366)      (440)
Reimbursement (payments) of lease negotiation fees to affiliate.        2       (82)       (98)
Distributions from liquidation of unconsolidated special-purpose
    entities . . . . . . . . . . . . . . . . . . . . . . . . . .       --     5,293      2,433
Proceeds from disposition of equipment . . . . . . . . . . . . .      116        90     10,487
                                                                  --------  --------  ---------
      Net cash provided by (used in) investing activities. . . .    1,856      (781)     6,064
                                                                  --------  --------  ---------

FINANCING ACTIVITIES

Proceeds from short-term notes payable to affiliate. . . . . . .       --     5,500         --
Payments of short-term notes payable to affiliate. . . . . . . .       --    (5,500)        --
Decrease (increase) in restricted cash . . . . . . . . . . . . .       15       119        (83)
Cash distribution paid to limited partners . . . . . . . . . . .       --    (1,296)    (9,584)
Cash distribution paid to General Partner. . . . . . . . . . . .       --      (126)      (504)
Payment for limited partnership units. . . . . . . . . . . . . .     (778)   (2,433)        (3)
Canceled purchase of limited partnership units . . . . . . . . .       84        --         --
Principal payments on notes payable. . . . . . . . . . . . . . .   (3,000)   (3,000)    (3,000)
                                                                  --------  --------  ---------
      Net cash used in financing activities. . . . . . . . . . .   (3,679)   (6,736)   (13,174)
                                                                  --------  --------  ---------
Net increase in cash and cash equivalents. . . . . . . . . . . .    6,210       188        446
Cash and cash equivalents at beginning of year . . . . . . . . .    3,129     2,941      2,495
                                                                  --------  --------  ---------
Cash and cash equivalents at end of year . . . . . . . . . . . .  $ 9,339   $ 3,129   $  2,941
                                                                  ========  ========  =========

SUPPLEMENTAL INFORMATION
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,020   $ 1,308   $  1,454
                                                                  ========  ========  =========
Noncash transfer of equipment at net book value from
  unconsolidated special-purpose entities. . . . . . . . . . . .  $    --   $    --   $  5,688
                                                                  ========  ========  =========


                 See accompanying notes to financial statements.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                               (A LIMITED PARTNERSHIP)
                            NOTES TO FINANCIAL STATEMENTS

1.     Basis  of  Presentation
       -----------------------

     Organization
     ------------
     PLM Equipment Growth & Income Fund VII, a California limited partnership (the Partnership), was formed on December 2, 1992 to engage in the business of owning, leasing, or otherwise investing in predominately used transportation and related equipment. PLM Financial Services, Inc. (FSI) is the General Partner of the Partnership. FSI is a wholly owned subsidiary of PLM International, Inc. (PLM International or PLMI).

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

The Partnership is currently in its investment phase during which it may invest cash from operations and equipment sale proceeds into additional equipment until December 31, 2004. During that time, the General Partner may purchase additional equipment, consistent with the objectives of the Partnership. The Partnership will terminate December 31, 2013 unless terminated earlier upon the sale of all equipment or by certain other events.

Estimates
---------

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

Operations
----------

     The equipment of the Partnership is managed, under a continuing management agreement, by PLM Investment Management, Inc. (IMI), a wholly owned subsidiary of FSI. IMI receives a monthly management fee from the Partnership for managing the equipment (see Note 2). FSI, in conjunction with its subsidiaries, sells equipment to investor programs and third parties, manages pools of equipment under agreements with investor programs, and is a general partner of other programs.

     Accounting  for  Leases
     -----------------------

The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the lessor records the leased asset at cost and depreciates the leased asset over its estimated useful life. Rental payments are recorded as revenue over the lease term as earned in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases" (SFAS No. 13). Lease origination costs are capitalized and amortized over the term of the lease.

     Depreciation  and  Amortization
     -------------------------------

     Depreciation of transportation equipment held for operating leases is computed on the double-declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars and 12 years for all other equipment. The depreciation method is changed to straight line when annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Acquisition fees and certain other acquisition costs have been capitalized as part of the cost of the equipment. Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the estimated remaining life of the equipment. Lease negotiation fees are amortized over the initial

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

1.     Basis  of  Presentation  (continued)
       -----------------------

     Depreciation  and  Amortization  (continued)
     -------------------------------

equipment lease term. Debt issuance costs are amortized over the term of the related loan using the straight-line method that approximates the effective interest method and are included in interest expense in the accompanying statements of income (see Note 7).

Transportation  Equipment
-------------------------

Equipment  held  for  operating  leases  is  stated  at  cost.

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), the General Partner reviewed the carrying values of the Partnership's equipment portfolio at least quarterly and whenever circumstances indicated that the carrying value of an asset may not be recoverable due to expected future market conditions. If the projected undiscounted cash flows and the fair value of the equipment were less than the carrying value of the equipment, an impairment loss was recorded.

In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which replaces SFAS No. 121. In accordance with SFAS No. 144, the Partnership evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying values of such assets may not be recoverable. Losses for impairment are recognized when the undiscounted cash flows estimated to be realized from a long-lived asset are determined to be less than the carrying value of the asset and the carrying amount of long-lived assets exceed its fair value. The determination of fair value for a given investment requires several considerations, including but not limited to, income expected to be earned from the asset, estimated sales proceeds, and holding costs excluding interest. The Partnership applied the new rules on accounting for the impairment or disposal of long-lived assets beginning January 1, 2002.

The estimate of the fair value of the Partnership's owned and partially owned equipment is based on the opinion of the Partnership's equipment managers using data, reasoning and analysis of prevailing market conditions of similar equipment, data from recent purchases, independent third party valuations and discounted cash flows. The events of September 11, 2001, along with the change in general economic conditions in the United States, have continued to adversely affect the market demand for both new and used commercial aircraft and weakened the financial position of several airlines. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft.

During the fourth quarter of 2002, the Partnership reduced the net book value of 71 owned tank railcars in its railcar fleet to their fair value of $2,000 per railcar, and recorded a $0.6 million impairment loss. The impairment was caused by a general recall due to a manufacturing defect allowing extensive corrosion of the railcars' internal lining. Repair of the railcars were determined to be cost prohibitive. The fair value of railcars with this defect was determined by using industry expertise. These railcars were off lease. There were no reductions to the carrying values of owned equipment in 2001 or 2000 nor partially-owned equipment during 2002, 2001, or 2000.

Investments  in  Unconsolidated  Special-Purpose  Entities
----------------------------------------------------------

The Partnership has interests in unconsolidated special-purpose entities (USPEs) that own transportation equipment. These are single purpose entities that do not have any debt or other financial encumbrances and are accounted for using the equity method.

The Partnership's investment in USPEs includes acquisition and lease negotiation fees paid by the Partnership to PLM Transportation Equipment Corporation (TEC) and PLM Worldwide Management Services (WMS). TEC is a wholly owned subsidiary of FSI and WMS is a wholly owned subsidiary of PLM International. The Partnership's interest in USPEs are managed by IMI. The Partnership's equity interest

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                               (A LIMITED PARTNERSHIP)
                            NOTES TO FINANCIAL STATEMENTS

1.          Basis  of  Presentation  (continued)
            -----------------------

Investments  in  Unconsolidated  Special-Purpose  Entities  (continued)
----------------------------------------------------------

in the net income (loss) of USPEs is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC or WMS.

Repairs  and  Maintenance
-------------------------

Repairs and maintenance costs related to marine vessels, railcars, and trailers are usually the obligation of the Partnership and are charged against operations as incurred. Costs associated with marine vessel dry-docking are estimated and accrued ratably over the period prior to such dry-docking. If a marine vessel is sold and there is a balance in the dry-docking reserve account for that marine vessel, the balance in the reserve account is included as additional gain on disposition. Maintenance costs of aircraft and certain marine containers are the obligation of the lessee. To meet the maintenance requirements of aircraft airframes and engines, reserve accounts are prefunded by the lessee over the period of the lease based on the number of hours this equipment is used, times the estimated rate to repair this equipment. If repairs exceed the amount prefunded by the lessee, the Partnership may have the obligation to fund and accrue the difference. In certain instances if an aircraft is sold and there is a balance in the reserve account for repairs to that aircraft, the balance in the reserve account is included as additional gain on disposition. The aircraft reserve accounts and marine vessel dry-docking reserve accounts are included in the accompanying balance sheets as lessee deposits and reserve for repairs.

     Net  Income  and  Distributions  Per  Limited  Partnership  Unit
     ----------------------------------------------------------------

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

Cash distributions are recorded when declared. Cash distributions are generally paid in the same quarter they are declared. Monthly unitholders receive a distribution check 15 days after the close of the previous month's business and quarterly unitholders receive a distribution check 45 days after the close of the quarter.

For the years ended December 31, 2001 and 2000, cash distributions totaled $1.4 million and $10.1 million, respectively, or $0.24 and $1.80 per weighted-average limited partnership unit, respectively. No cash distributions were declared or paid during 2002.

Cash distributions to investors in excess of net income are considered a return of capital. Cash distributions to the limited partners of $6.0 million for the year ended December 31, 2000, were deemed to be a return of capital. None of the cash distributions to the limited partners during 2001 were deemed to be a return of capital.

     Cash distributions relating to the fourth quarter of 2000 of $1.4 million were declared and paid during the first quarter of 2001. There were no cash distributions related to the fourth quarter of 2002 or 2001 paid during the first quarter of 2003 or 2002.

Net  Income  Per  Weighted-Average  Limited  Partnership  Unit
--------------------------------------------------------------

Net income per weighted-average limited partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the year. The weighted-average number of limited partnership units deemed

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                               (A LIMITED PARTNERSHIP)
                            NOTES TO FINANCIAL STATEMENTS

1.          Basis  of  Presentation  (continued)
            -----------------------

Net  Income  Per  Weighted-Average  Limited  Partnership  Unit  (continued)
--------------------------------------------------------------

outstanding during the years ended December 31, 2002, 2001, and 2000 was 4,986,587; 5,321,254, and 5,323,610, respectively.

     Cash  and  Cash  Equivalents
     ----------------------------

     The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short-term nature of the investments.

Comprehensive  Income
---------------------

The Partnership's comprehensive income is equal to net income for the years ended December 31, 2002, 2001, and 2000.

Restricted  Cash
----------------

As of December 31, 2002, restricted cash consists of bank accounts and short-term investments that are subject to withdrawal restrictions per loan agreements.

New  Accounting  Standards
--------------------------

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142), was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and other intangible assets determined to have an indefinite useful life from an amortization method to an impairment-only approach. Amortization of applicable intangible assets will cease upon adoption of this statement. The Partnership implemented SFAS No. 142 on January 1, 2002. SFAS No. 142 had no impact on the Partnership's financial position or results of operations.

In April 2002, the FASB adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections" (SFAS No.
145). The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. As permitted by the pronouncement, the Partnership has elected early adoption of SFAS No. 145 as of January 1, 2002. SFAS No. 145 had no impact on the Partnership's financial provision or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146), which is based on the general principle that a liability for a cost associated with an exit or disposal activity should be recorded when it is incurred and initially measured at fair value. SFAS No. 146 applies to costs associated with (1) an exit activity that does not involve an entity newly acquired in a business combination, or (2) a disposal activity within the scope of SFAS No. 146. These costs include certain termination benefits, costs to terminate a contract that is not a capital lease, and other associated costs to consolidate facilities or relocate employees. Because the provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002, the effect of adopting this statement cannot be determined.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). This interpretation requires the guarantor to recognize a liability for the fair value of the obligation at the inception of the guarantee. The provisions of FIN 45 will be applied on a prospective basis to guarantees issued after December 31, 2002.

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                               (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

1.          Basis  of  Presentation  (continued)
            -----------------------

New  Accounting  Standards  (continued)
--------------------------

financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a "variable interest," commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a "variable interest entity," commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities' financial statements with its own. The Partnership is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. The Partnership has determined that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the effective date of FIN 46.

Reclassifications
-----------------

Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentations.

2.          Transactions  with  General  Partner  and  Affiliates
            -----------------------------------------------------

     An officer of FSI contributed $100 of the Partnership's initial capital. The equipment management agreement, subject to certain reductions, requires the payment of a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPEs to be paid to IMI in an amount equal to the lesser of (i) the fees that would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (A) for that equipment for which IMI provides only basic equipment management services, (a) 2% of the gross lease revenues, as defined in the agreement, attributable to equipment that is subject to full payout net leases and (b) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, and (B) for that equipment for which IMI provides supplemental equipment management services, 7% of the gross lease revenues attributable to such equipment. The Partnership management fee in 2002, 2001 and 2000 was $0.8 million, $0.8 million and $0.9 million, respectively. Partnership management fees will be reduced 25% for the period January 1, 2005 through June 30, 2006. The Partnership reimbursed FSI and its affiliates $0.2 million during 2002, $0.5 million during 2001, and $0.8 million during 2000 for data processing expenses and other administrative services performed on behalf of the Partnership.

The Partnership's proportional share of USPEs' management fees to affiliate was $0.1 million during 2002 and 2001 and $0.3 million during 2000. The Partnership's proportional share of administrative and data processing expenses to affiliates during 2002 was $19,000 and $0.1 million during 2001 and 2000. Both of these affiliate expenses reduced the Partnership's proportional share of the equity interest in income in USPEs.

     The Partnership and USPEs paid or accrued lease negotiation and equipment acquisition fees of $(2,000), $0.5 million, and $0.5 million, during 2002, 2001, and 2000, respectively, to FSI.

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

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                               (A LIMITED PARTNERSHIP)
                            NOTES TO FINANCIAL STATEMENTS

2.          Transactions  with  General  Partner  and  Affiliates  (continued)
            -----------------------------------------------------

     The Partnership owned certain equipment in conjunction with affiliated partnerships during 2002, 2001, and 2000 (see Note 4).

The Partnership had borrowings from the General Partner from time to time and was charged market interest rates effective at the time of the borrowing. During 2001, the Partnership borrowed $5.5 million for 70 days from the General Partner to fund the purchase of marine containers and paid a total of $0.1 million in interest to the General Partner. There were no similar borrowings during 2002 or 2000.

The balance due to affiliates as of December 31, 2002 includes $0.2 million due to FSI and its affiliates for management fees and $0.7 million due to affiliated USPEs. The balance due to affiliates as of December 31, 2001 includes $0.2 million due to FSI and its affiliates for management fees and $0.4 million due to affiliated USPEs.

3.          Equipment
            ---------

The components of owned equipment as of December 31 are as follows (in thousands of dollars):


Equipment Held for Operating Leases    2002       2001
---------------------------------------------------------

Marine containers . . . . . . . . .  $ 38,811   $ 38,915
Marine vessels. . . . . . . . . . .    22,212     22,212
Rail equipment. . . . . . . . . . .     9,615      9,602
Aircraft. . . . . . . . . . . . . .     5,483      5,483
Trailers. . . . . . . . . . . . . .     3,728      3,743
                                     ---------  ---------
                                       79,849     79,955
Less accumulated depreciation . . .   (49,918)   (42,910)
                                     ---------  ---------
  Net equipment . . . . . . . . . .  $ 29,931   $ 37,045
                                     =========  =========


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

As of December 31, 2002, all owned equipment was on lease except for a commercial aircraft and 110 railcars with a net book value of $0.5 million. As of December 31, 2001, all owned equipment was on lease except for 8 railcars with a net book value of $0.1 million.

Equipment held for operating leases is stated at cost less any reductions to the carrying value as required by SFAS No. 144. During 2002, the Partnership recorded a write-down of tank railcars representing impairment to the carrying value. The Partnership reduced the net book value of 71 owned tank railcars in its railcar fleet to their fair value of $2,000 per railcar, and recorded a $0.6 million impairment loss. The impairment was caused by a general recall due to a manufacturing defect allowing extensive corrosion of the railcars' internal lining. Repair of the railcars were determined to be cost prohibitive. The fair value of railcars with this defect was determined by using industry expertise. These railcars were off lease. There were no reductions to the carrying values of owned equipment in 2001 or 2000.

During 2001, the Partnership purchased marine containers for $8.0 million and paid acquisition fees of $0.4 million to FSI. No equipment was purchased during 2002.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                               (A LIMITED PARTNERSHIP)
                            NOTES TO FINANCIAL STATEMENTS

3.          Equipment  (continued)
            ---------

During 2002, the Partnership disposed of marine containers and a trailer with a net book value of $0.1 million for proceeds of $0.1 million. During 2001, the Partnership disposed of marine containers and a trailer with a net book value of $34,000 for proceeds of $0.1 million.

All owned equipment leases are accounted for as operating leases. Future minimum rent under noncancelable operating leases as of December 31, 2002 for this equipment during each of the next five years are approximately $8.7 million in 2003; $7.7 million in 2004; $2.8 million in 2005; $1.3 million in 2006; $0.2 million in 2007; and $19,000 thereafter. Per diem and short-term rentals consisting of utilization rate lease payments included in lease revenues amounted to $1.9 million in 2002, $2.8 million in 2001, and $6.2 million in 2000.

4.     Investments  in  Unconsolidated  Special-Purpose  Entities  (USPEs)
       -------------------------------------------------------------------

The Partnership owns equipment jointly with affiliated programs. These are single purpose entities that do not have any debt or other financial encumbrances.

Ownership interest is based on the Partnership's contribution towards the cost of the equipment in the USPEs. The Partnership's proportional share of equity and income (loss) in each entity is not necessarily the same as its ownership interest. The primary reason for this difference has to do with certain fees such as management, re-lease and acquisition and lease negotiation fees that vary among the owners of the USPEs.

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Partnership has an interest and the Partnership's proportional share of equity in each entity as of December 31, 2002 and 2001 (in thousands of dollars):

                                             TWA      TWA    Boeing
                                          S/N 49183  MD-82  737-300
As of December 31, 2002 . . . . . . . . .  Trust1   Trust2   Trust3   Total
---------------------------------------------------------------------------
Assets
  Equipment less accumulated depreciation  $    --  $ 4,192  $12,355
  Receivables                                   --       --    1,825
  Other assets                                  --       --        3
                                           -------  -------  -------
    Total assets                           $    --  $ 4,192  $14,183
                                           =======  =======  =======
Liabilities
  Accounts Payable                         $     1        1       --
  Due to affiliates                        $     5  $     5  $     7
  Lessee deposits and reserve for repairs       --       --    1,825
                                           -------  -------  -------
    Total liabilities                            6        6    1,832
                                           -------  -------  -------

Equity                                          (6)   4,186   12,351
                                           -------  -------  -------
    Total liabilities and equity           $    --  $ 4,192  $14,183
                                           =======  =======  =======

Partnership's share of equity              $    --  $ 2,139  $ 4,618  $6,757
                                           =======  =======  =======  ======











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

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                               (A LIMITED PARTNERSHIP)
                            NOTES TO FINANCIAL STATEMENTS

4.     Investments  in  Unconsolidated  Special-Purpose  Entities  (continued)
       ----------------------------------------------------------


                                            TWA      TWA    Boeing
                                         S/N 49183  MD-82  737-300
As of December 31, 2001                    Trust1   Trust2  Trust3    Total
---------------------------------------------------------------------------
Assets
  Equipment less accumulated depreciation  $    --  $5,590  $14,768
  Receivables                                   --      --    1,078
  Other assets                                  --      --       12
                                           -------  ------  -------
    Total assets                           $    --  $5,590  $15,858
                                           =======  ======  =======
Liabilities
  Accounts payable                         $     7  $    7  $    70
  Due to affiliates                              5      16       20
  Lessee deposits and reserve for repairs       --      --    1,027
                                           -------  ------  -------
    Total liabilities                           12      23    1,117
                                           -------  ------  -------

Equity                                         (12)  5,567   14,741
                                           -------  ------  -------
    Total liabilities and equity           $    --  $5,590  $15,858
                                           =======  ======  =======

Partnership's share of equity              $    --  $2,845  $ 5,564  $8,409
                                           =======  ======  =======  ======


The tables below set forth 100% of the revenues, gain on disposition of equipment, direct and indirect expenses, and net income (loss) of the entities in which the Partnership has an interest, and the Partnership's proportional share of income (loss) in each entity for the years ended December 31, 2002, 2001, and 2000 (in thousands of dollars):


                                  TWA      TWA    Boeing    Pacific
For the year ended             S/N 49183  MD-82   737-300   Source
December 31, 2002               Trust1    Trust2  Trust3  Partnership4  Other    Total
--------------------------------------------------------------------------------------
 Revenues                      $  1,260  $ 1,260  $1,860  $        --  $   73
 Less: Direct expenses              (1)       --      36         (18)      --
           Indirect expenses         78    1,478   2,763            2      --
                               --------  -------  ------  -----------  ------
  Net income (loss)            $  1,183  $ (218)  $(939)  $        16  $   73
                               ========  =======  ======  ===========  ======

Partnership's share of
   net income (loss)           $    630  $ (126)  $(395)  $        13  $   32  $   154
                               ========  =======  ======  ===========  ======  =======




                                       TWA      TWA    Boeing    Pacific
For the year ended                  S/N 49183  MD-82   737-300   Source
December 31, 2001                    Trust1    Trust2  Trust3  Partnership4  Other    Total
-------------------------------------------------------------------------------------------
 Revenues                           $  1,477  $ 3,126  $ 1,813  $      925  $    10
 Gain on disposition of equipment         --       --       --       2,586       --
 Less: Direct expenses                    26       22      980         556       24
           Indirect expenses           1,888    2,077    3,487         448        9
                                    --------  -------  -------  ----------  --------
   Net income (loss)                $  (437)  $ 1,027  $(2,654) $    2,507  $   (23)
                                    ========  =======  =======  ==========  ========

Partnership's share of
   net income (loss)                $  (248)  $   467  $  (966) $    2,009  $    (7)  $1,255
                                    ========  =======  =======  ==========  ========  ======










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

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                               (A LIMITED PARTNERSHIP)
                            NOTES TO FINANCIAL STATEMENTS

4.     Investments  in  Unconsolidated  Special-Purpose  Entities  (continued)
       ----------------------------------------------------------


                                       TWA       TWA    Boeing      Pacific
For the year ended                  S/N 49183   MD-82   737-300      Source        Ulloa
December 31, 2000                    Trust1    Trust2   Trust3    Partnership4  Partnership5
--------------------------------------------------------------------------------------------
 Revenues                           $  2,402  $  1,847  $  1,399  $      2,907  $     1,274
 Gain on disposition of equipment         --        --        --            --        1,937
 Less: Direct expenses                    23        26     1,261         1,542        1,081
           Indirect expenses           1,913     2,607     3,687         1,211          532
                                    --------  --------  --------  ------------  -----------
   Net income (loss)                $    466  $  (786)  $(3,549)  $        154  $     1,598
                                    ========  ========  ========  ============  ===========

Partnership's share of
   net income (loss)                $    205  $  (425)  $(1,407)  $        123  $       703
                                    ========  ========  ========  ============  ===========




For the year ended                                                                           Boeing 767
December 31, 2000                     Container        Hyde        Canadian     Canadian     Tenancy in
(continued)                         Partnership6   Partnership7   Trust #2 8   Trust #3 9     Common10     Total
----------------------------------------------------------------------------------------------------------------
 Revenues. . . . . . . . . . . . .  $       1,087  $          --  $        31  $        14  $        --
 Gain on disposition of equipment.              3            300           --           --           --
 Less: Direct expenses . . . . . .             --             --           --           --           --
           Indirect expenses . . .            917             13           --           --          (56)
                                    -------------  -------------  -----------  -----------  ------------
   Net income (loss) . . . . . . .  $         173  $         287  $        31  $        14  $        56
                                    =============  =============  ===========  ===========  ============

Partnership's share of
   net income (loss) . . . . . . .  $         129  $          29  $         5  $         4  $        13   $ (621)
                                    =============  =============  ===========  ===========  ============  =======


During 2001, the Partnership increased its interest in a trust that owned a commercial aircraft by paying $0.1 million in lease negotiation fees to FSI. This payment did not affect the Partnership's percentage of ownership in this trust.

As of December 31, 2002 and 2001, all jointly owned equipment in the Partnership's USPE portfolio was on lease.

During 2001, the General Partner sold the entity owning a dry bulk-carrier marine vessel in which the Partnership had an 80% interest. The Partnership's interest in this entity was sold for proceeds of $5.3 million for its net investment of $3.4 million. Included in the gain on sale of this entity was the unused portion of marine vessel dry-docking of $0.2 million. During 2000, the General Partner sold the Partnership's interest in an entity that owned a dry bulk-carrier marine vessel for $2.4 million for its net investment of $1.7 million, and received additional sales proceeds of $30,000 from the 1999 sale of a mobile offshore drilling unit. The General Partner also transferred the Partnership's interest in an entity that owned marine containers to owned equipment.

All jointly-owned equipment leases are accounted for as operating leases. The Partnership's proportionate share of future minimum rent under noncancelable operating leases as of December 31, 2002 for this equipment during each of the next five years are approximately $2.0 million in 2003; $2.0 million in 2004;
$1.5  million  in  2005;  $1.3  million  in 2006; $1.3 million in 2007; and $1.0 million thereafter. The Partnership's proportionate share of per diem and short-term rentals consisting of utilization rate lease payments included in lease revenues amounted to $0.7 million in 2001.


1 The Partnership owns a 50% interest of the TWA S/N 49183 Trust that owns an MD-82 stage III commercial aircraft.
2 The Partnership owns a 50% interest in the TWA MD-80 Trust that owns an MD-82 stage III commercial aircraft.
3 The Partnership owns a 38% interest in the Boeing 737300 Trust that owns a Boeing stage III commercial aircraft.
4     The  Partnership  owned  an 80% interest in the Pacific Source Partnership that  owned  a  handymax  dry  bulk  carrier.
5 The Partnership owned an 44% interest in the Ulloa Partnership that owned a dry bulk carrier.
6     The  Partnership's  had  a  75%  interest  in  an  entity  owning  marine containers.
7 The Partnership owned a 10% interest in the Hyde Partnership that owned a mobile offshore drilling unit.
8 The Partnership owned a 50% interest in the Canadian Air Trust #2 that owned two Boeing 737-200 commercial aircraft.
9 The Partnership owned a 25% interest in the Canadian Air Trust #3 that owned four Boeing 737-200 commercial aircraft.
10 The Partnership owned a 24% interest in the Boeing 767 Tenancy in Common that owned a stage III commercial aircraft.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                               (A LIMITED PARTNERSHIP)
                            NOTES TO FINANCIAL STATEMENTS

5.     Operating  Segments
       -------------------

The Partnership operates in five primary operating segments: aircraft leasing, marine container leasing, marine vessel leasing, trailer leasing, and railcar leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The General Partner evaluates the performance of each segment based on profit or loss from operations before allocation of interest expense, and certain general and administrative, operations support, and other expenses. The segments are managed separately due to the utilization of different business strategies for each operation. The accounting policies of the Partnership's operating segments are the same as described in Note 1, Basis of Presentation. There were no intersegment revenues for the years ended December 31, 2002, 2001 and 2000.

The following tables present a summary of the operating segments (in thousands of dollars):


                                                       Marine     Marine
                                          Aircraft   Container    Vessel    Trailer    Railcar      All
For the Year Ended December 31, 2002       Leasing    Leasing    Leasing    Leasing    Leasing    Other 1    Total
------------------------------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . . .  $     904  $    6,288  $  5,284  $    616   $  2,058   $     --   $15,150
  Interest income and other. . . . . . .         11          --        --        --         30        124       165
  Gain on disposition of equipment . . .         --          38        --         4         --         --        42
                                          ---------  ----------  --------  ---------  ---------  ---------  -------
     Total revenues. . . . . . . . . . .        915       6,326     5,284       620      2,088        124    15,357
                                          ---------  ----------  --------  ---------  ---------  ---------  -------

EXPENSES
  Operations support . . . . . . . . . .         10          63     2,859       378        647         63     4,020
  Depreciation and amortization. . . . .         --       4,581     1,240       209        473         38     6,541
  Interest expense . . . . . . . . . . .         --          --        --        --         --      1,045     1,045
  Management fees to affiliate . . . . .          7         315       264        32        147         --       765
  General and administrative expenses. .         33          --        74       111        103        749     1,070
  Impairment loss. . . . . . . . . . . .         --          --        --        --        616         --       616
  Provision for (recovery of) bad debts.        771          --        --        10        (21)        --       760
                                          ---------  ----------  --------  ---------  ---------  ---------  -------
     Total expenses. . . . . . . . . . .        821       4,959     4,437       740      1,965      1,895    14,817
                                          ---------  ----------  --------  ---------  ---------  ---------  -------
Equity in net income of USPEs. . . . . .        109          --        45        --         --         --       154
                                          ---------  ----------  --------  ---------  ---------  ---------  -------
Net income (loss). . . . . . . . . . . .  $     203  $    1,367  $    892  $   (120)  $    123   $ (1,771)  $   694
                                          =========  ==========  ========  =========  =========  =========  =======

Total assets as of December 31, 2002 . .  $   6,823  $   23,749  $  4,563  $    776   $  2,546   $  9,867   $48,324
                                          =========  ==========  ========  =========  =========  =========  =======












  Includes certain assets not identifiable to a specific segment, such as cash, restricted cash, lease negotiation fees, debt placement fees, and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as interest expense, certain amortization, general and administrative, and operations support expenses.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

5.     Operating  Segments  (continued)
       -------------------


                                                        Marine     Marine
                                           Aircraft   Container    Vessel    Trailer   Railcar      All
For the Year Ended December 31, 2001       Leasing     Leasing    Leasing    Leasing   Leasing    Other 1    Total
------------------------------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . . .  $   1,085   $    6,256  $  5,496  $    626   $  2,379  $     --   $15,842
  Interest income and other. . . . . . .         33           --         1        --          6       197       237
  Gain on disposition of equipment . . .         --           39        --         2         --        --        41
                                          ----------  ----------  --------  ---------  --------  ---------  -------
     Total revenues. . . . . . . . . . .      1,118        6,295     5,497       628      2,385       197    16,120
                                          ----------  ----------  --------  ---------  --------  ---------  -------

EXPENSES
  Operations support . . . . . . . . . .          6           71     2,593       308        581       109     3,668
  Depreciation and amortization. . . . .        410        5,509     1,240       209        541         4     7,913
  Interest expense . . . . . . . . . . .         --           --        --        --         --     1,333     1,333
  Management fees to affiliate . . . . .         41          313       275        32        166        --       827
  General and administrative expenses. .         39           --       104       118         64       883     1,208
  Provision for (recovery of) bad debts.        257           --        --       (11)        33        --       279
                                          ----------  ----------  --------  ---------  --------  ---------  -------
     Total expenses. . . . . . . . . . .        753        5,893     4,212       656      1,385     2,329    15,228
                                          ----------  ----------  --------  ---------  --------  ---------  -------
Equity in net income (loss) of USPEs . .       (747)          --     2,002        --         --        --     1,255
                                          ----------  ----------  --------  ---------  --------  ---------  -------
Net income (loss). . . . . . . . . . . .  $    (382)  $      402  $  3,287  $    (28)  $  1,000  $ (2,132)  $ 2,147
                                          ==========  ==========  ========  =========  ========  =========  =======

Total assets as of December 31, 2001 . .  $   8,572   $   28,366  $  5,676  $  1,038   $  3,566  $  3,524   $50,742
                                          ==========  ==========  ========  =========  ========  =========  =======




                                                        Marine     Marine
                                           Aircraft   Container    Vessel   Trailer    Railcar      All
For the Year Ended December 31, 2000       Leasing     Leasing    Leasing   Leasing    Leasing    Other 2    Total
------------------------------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . . .  $   1,085   $    3,925  $  5,519  $  2,878  $  2,463   $     --   $15,870
  Interest income and other. . . . . . .         --           --        --        --        --        317       317
  Gain on disposition of equipment . . .      1,118           33        --     2,462         1         --     3,614
                                          ----------  ----------  --------  --------  ---------  ---------  --------
     Total revenues. . . . . . . . . . .      2,203        3,958     5,519     5,340     2,464        317    19,801
                                          ----------  ----------  --------  --------  ---------  ---------  --------

EXPENSES
  Operations support . . . . . . . . . .         32           20     2,838       880       536         38     4,344
  Depreciation and amortization. . . . .        661        3,050     1,364       996       626         --     6,697
  Interest expense . . . . . . . . . . .         --           --        --        --        --      1,480     1,480
  Management fees to affiliate . . . . .         54          196       276       157       175         --       858
  General and administrative expenses. .         13           --        57       655        88        827     1,640
  Provision for (recovery of) bad debts.         --           --        --       123       (21)        --       102
                                          ----------  ----------  --------  --------  ---------  ---------  --------
     Total expenses. . . . . . . . . . .        760        3,266     4,535     2,811     1,404      2,345    15,121
                                          ----------  ----------  --------  --------  ---------  ---------  --------
Equity in net income (loss) of USPEs . .     (1,605)         129       826        --        --         29      (621)
                                          ----------  ----------  --------  --------  ---------  ---------  --------
Net income (loss). . . . . . . . . . . .  $    (162)  $      821  $  1,810  $  2,529  $  1,060   $ (1,999)  $ 4,059
                                          ==========  ==========  ========  ========  =========  =========  ========



  Includes certain assets not identifiable to a specific segment, such as cash, restricted cash, lease negotiation fees, debt placement fees, and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as interest expense, certain amortization, general and administrative, and operations support expenses.
2 Includes interest income and costs not identifiable to a particular segment, such as interest expense, certain amortization, general and administrative, and operations support expenses. Also includes gain from the sale from an investment in an entity that owned a mobile offshore drilling unit.

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

6.     Geographic  Information
       -----------------------

The Partnership owns certain equipment that is leased and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

The Partnership leases or leased its aircraft, railcars, and trailers to lessees domiciled in four geographic regions: the United States, Canada, Iceland, and South America. Marine vessels and marine containers are leased to multiple lessees in different regions that operate worldwide.

The table below sets forth lease revenues by geographic region for the Partnership's owned equipment and investments in USPEs, grouped by domicile of the lessees, as of and for the years ended December 31 (in thousands of dollars):


                           Owned Equipment          Investments in USPEs
                           ---------------          --------------------
Region                  2002     2001     2000     2002     2001     2000
-------------------------------------------------------------------------

United States . . .   $ 1,428  $ 1,583  $ 3,152  $ 1,260  $ 1,505  $ 2,124
Canada. . . . . . .     1,246    1,421    2,188       --       --       --
Iceland . . . . . .        --       --       --       --      621      530
South America . . .       904    1,086    1,085      707       59       --
Rest of the world .    11,572   11,752    9,445       --      740    3,646
                      -------  -------  -------  -------  -------  -------
     Lease revenues   $15,150  $15,842  $15,870  $ 1,967  $ 2,925  $ 6,300
                      =======  =======  =======  =======  =======  =======


The following table sets forth net income (loss) information by region for the owned equipment and investments in USPEs for the years ended December 31 (in thousands of dollars):


                                  Owned Equipment         Investments in USPEs
                                 ----------------        ----------------------
Region                        2002     2001     2000     2002     2001     2000
-------------------------------------------------------------------------------

United States . . . . . .   $  (444)  $  306  $ 3,511  $   504  $  219  $  (220)
Canada. . . . . . . . . .        445     666    1,196       --      --        9
Iceland . . . . . . . . .         --      --       --       --    (769)  (1,407)
South America . . . . . .         95     365      326     (395)   (197)      13
Rest of the world . . . .      2,215   1,688    1,676       45   2,002      984
                            --------  ------  -------  -------  ------  --------
   Regional income (loss)      2,311   3,025    6,709      154   1,255     (621)

Administrative and other.    (1,771)  (2,133)  (2,029)      --      --       --
                            --------  ------  -------  -------  ------  --------
   Net income (loss). . .   $    540  $  892  $ 4,680  $   154  $1,255  $  (621)
                            ========  ======  =======  =======  ======  ========


The net book value of these assets as of December 31, are as follows (in thousands of dollars):


                   Owned Equipment   Investments in USPEs
                  ----------------  ---------------------
Region               2002     2001      2002     2001
-----------------------------------------------------

United States . .   $ 1,188  $ 2,156  $ 2,139  $ 2,845
Canada. . . . . .     1,877    2,198       --       --
South America . .        --       --    4,618    5,564
Rest of the world    26,866   32,691       --       --
                    -------  -------  -------  -------
   Net book value   $29,931  $37,045  $ 6,757  $ 8,409
                    =======  =======  =======  =======

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                               (A LIMITED PARTNERSHIP)
                            NOTES TO FINANCIAL STATEMENTS

7.     Debt
       ----

In December 1995, the Partnership entered into an agreement to issue long-term notes totaling $23.0 million to five institutional investors. The notes bear interest at a fixed rate of 7.27% per annum and have a final maturity in 2005. During 1995, the Partnership paid lender fees of $0.2 million in connection with this loan. Proceeds from the notes were used to fund equipment acquisitions. The Partnership's wholly and jointly owned equipment is used as collateral to the notes.

Interest on the notes is payable semiannually. The remaining balance of the notes will be repaid in one principal payment of $3.0 million on December 31, 2003, and in two principal payments of $4.0 million on December 31, 2004 and 2005.

The General Partner estimates, based on recent transactions, that the fair value of the $11.0 million fixed-rate note is $12.7 million.

The Partnership made the regularly scheduled principal payments and semiannual interest payments to the lenders of the notes during 2002.

The Partnership is a participant in a $10.0 million warehouse facility. The warehouse facility is shared by the Partnership, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, Professional Lease Management Income Fund I, LLC and Acquisub LLC, a wholly owned subsidiary of PLMI. In July 2002, PLMI reached an agreement with the lenders of the $10.0 million warehouse facility to extend the expiration date of the facility to June 30, 2003. The facility provides for financing up to 100% of the cost of the equipment. Any borrowings by the Partnership are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than June 30, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. The Partnership is not liable for the advances made to the other borrowers.

As of December 31, 2002, the Partnership had no borrowings outstanding under this facility and there were no other borrowings outstanding under this facility by any other eligible borrower.

8.     Concentrations  of  Credit  Risk
       --------------------------------

For the years ended December 31, 2002, 2001 and 2000, the Partnership's customers that accounted for 10% or more of the total revenues for the owned equipment and jointly owned equipment were Alcoa Steamships Company, Inc. (30% in 2002, 23% in 2001 and 22% in 2000) and Capital Leasing (20% in 2002 and 18% in 2001).

During 2001, the lessee of a Stage II Boeing 737-200 commercial aircraft notified the General Partner of its intention to return this aircraft. The lessee is located in Brazil, a country experiencing severe economic difficultly. The Partnership has a security deposit from this lessee that could be used to pay a portion of the amount due. During October 2001, the General Partner sent a notification of default to the lessee. The lease, which expired in October 2002, had certain return condition requirements for the aircraft. The General Partner recorded an allowance for bad debts for the amount due less the security deposit. During October 2002, the General Partner reached an agreement with the lessee of this aircraft for the past due lease payments. In order to give the lessee an incentive to make timely payments in accordance with the agreement, the General Partner gave the lessee a discount on the total amount due. If the lessee fails to comply with the payment schedule in the agreement, the discount provision will be waived and the full amount again becomes payable. The lessee made an initial payment during October 2002, to be followed by 23 equal monthly installments beginning in November 2002. Unpaid outstanding amounts will accrue interest at a rate of 5%. The balance outstanding at December 31, 2002 was $1.2 million. Due to the

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                               (A LIMITED PARTNERSHIP)
                            NOTES TO FINANCIAL STATEMENTS

8.     Concentrations  of  Credit  Risk  (continued)
       --------------------------------

uncertainty of ultimate collection, the General Partner will continue to fully reserve the unpaid outstanding balance less the security deposit from this lessee. As of December 31, 2002, the former lessee was current with all payments due under the agreement.

As of December 31, 2002 and 2001, the General Partner believed the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

9.          Income  Taxes
            -------------

     The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

As of December 31, 2002, the financial statement carrying amount of assets and liabilities was approximately $29.1 million lower than the federal income tax basis of such assets and liabilities, primarily due to differences in depreciation methods, equipment reserves, provisions for bad debts, lessees' prepaid deposits, and the tax treatment of underwriting commissions and syndication costs.

10.     Commitments  and  Contingencies
        -------------------------------

Commitment  to  Purchase  Railcars
----------------------------------

TEC arranged for the lease or purchase of a total of 1,050 pressurized tank railcars by (i) partnerships and managed programs in which FSI serves as the general partner or manager and holds an ownership interest (Program Affiliates) or (ii) managed programs in which FSI provides management services but does not hold an ownership interest or third parties (Non-Program Affiliates). These railcars will be delivered over the next three years. A leasing company affiliated with the manufacturer will acquire approximately 70% of the railcars and lease them to a Non-Program Affiliate. The remaining 30% will either be purchased by other third parties to be managed by PLMI, or by the Program Affiliates. An affiliate of TEC will manage the leased and purchased railcars. Neither TEC nor its affiliate will be liable for these railcars. TEC estimates that the total value of purchased railcars will not exceed $26.0 million with one third of the railcars being purchased in each of 2002, 2003, and 2004. As of December 31, 2002, FSI committed one Program Affiliate, other than the Partnership, to purchase $11.3 million in railcars that were purchased by TEC in 2002 or will be purchased in 2003. Although FSI has neither determined which Program Affiliates will purchase the remaining railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

Warehouse  Credit  Facility
---------------------------

See  Note  7  for  discussion  of  the  Partnership's  warehouse  facility.

Commitments and contingencies as of December 31, 2002 are as follows (in thousands of dollars):


                                        Less than    1-3     4-5   After 5
Current Obligations              Total   1 Year     Years   Years   Years
---------------------------------------------------------------------
Commitment to purchase railcars $14,699  $ 6,257  $ 8,442  $   --  $   --
Notes payable                    11,000    3,000    8,000      --      --
Line of credit                       --       --       --      --      --
                                -------  -------  -------  ------  ------
                                $25,699  $ 9,257  $16,442  $   --  $   --
                                =======  =======  =======  ======  ======

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                               (A LIMITED PARTNERSHIP)
                            NOTES TO FINANCIAL STATEMENTS

11.     Quarterly  Results  of  Operations  (unaudited)
        ----------------------------------

The following is a summary of the quarterly results of operations for the year ended December 31, 2002 (in thousands of dollars, except weighted-average unit amounts):


                                                 March    June   September    December
                                                  31,      30,       30,         31,       Total
Operating results:
  Total revenues. . . . . . . . . . . . . . . .  $3,961  $3,783  $    3,896  $   3,717   $15,357
  Net income (loss) . . . . . . . . . . . . . .     407     242         208       (163)      694

Per weighted-average limited partnership unit:

Net income (loss) . . . . . . . . . . . . . . .  $ 0.08  $ 0.05  $     0.04  $   (0.03)  $  0.14


The following is a list of the major events that affected the Partnership's performance during 2002:

          (i) In the second quarter of 2002, lease revenues decreased $0.2 million due to lower lease rates earned on the Partnership's marine container portfolio; and

          (ii) In the fourth quarter of 2002, an increase in the impairment loss of $0.6 million was partially offset by a decrease in indirect expenses of $0.2 million due to lower provision for bad debts.

The following is a summary of the quarterly results of operations for the year ended December 31, 2001 (in thousands of dollars, except weighted-average unit amounts):


                                                  March    June    September    December
                                                   31,      30,        30,         31,       Total
Operating results:
  Total revenues. . . . . . . . . . . . . . . .  $4,070   $4,199  $    4,059   $   3,792   $16,120
  Net income (loss) . . . . . . . . . . . . . .    (202)   2,860        (139)       (372)    2,147

Per weighted-average limited partnership unit:

Net income (loss) . . . . . . . . . . . . . . .  $(0.06)  $ 0.54  $    (0.03)  $   (0.07)  $  0.38


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

INDEPENDENT  AUDITORS'  REPORT



The  Partners
PLM  Equipment  Growth  &  Income  Fund  VII:

We have audited the financial statements of PLM Equipment Growth & Income Fund VII, a limited partnership (the "Partnership"), as of December 31, 2002 and 2001, and for each of the two years in the period ended December 31, 2002, and have issued our report thereon dated March 7, 2003; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of PLM Equipment Growth & Income Fund VII, listed in Item 15(B). These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such 2002 and 2001 financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





/s/  Deloitte  &  Touche  LLP
Certified  Public  Accountants

Tampa,  Florida
March  7,  2003

                     PLM EQUIPMENT GROWTH & INCOME FUND VII
                             (A LIMITED PARTNERSHIP)
                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                            (in thousands of dollars)



                                      Balance at     Additions     Other         Balance at
                                     Beginning of   Charged to    Increases       End of
                                        Year          Expense    (Deductions)       Year
-------------------------------------------------------------------------------------------
Year Ended December 31, 2002
  Allowance for doubtful accounts .  $         306  $       760  $         67   $     1,133
  Marine vessel dry-docking reserve            278          385             6           669
  Aircraft engine reserves. . . . .            500           --            --           500

Year Ended December 31, 2001
  Allowance for doubtful accounts .  $          27  $       279  $         --   $       306
  Marine vessel dry-docking reserve            307          527          (556)          278
  Aircraft engine reserves. . . . .            425           --            75           500

Year Ended December 31, 2000
  Allowance for doubtful accounts .  $         382  $       102  $       (457)  $        27
  Marine vessel dry-docking reserve            807          372          (128)          307
  Aircraft engine reserves. . . . .            325           --           100           425


                        PLM EQUIPMENT GROWTH & INCOME FUND VII

                                  INDEX OF EXHIBITS



Exhibit                                                         Page
-------                                                         ----
4.. .  Limited Partnership Agreement of Partnership.              *


4.1    First Amendment to the Third Amended and Restated
       Limited Partnership Agreement                              *


4.2    Second Amendment to the Third Amended and Restated
       Limited Partnership Agreement                              *


4.3    Third Amendment to the Third Amended and Restated Limited
       Partnership Agreement                                      *

4.4    Fourth Amendment to the Third Amended and Restated
       Partnership Agreement                                      *


10.1   Management Agreement between Partnership and PLM
       Investment Management, Inc.                                *


10.2   Note Agreement, dated as of December 1, 1995, regarding
       $23.0 million of 7.27% senior notes due December 21, 2005. *


10.3   Warehousing Credit Agreement dated as of April 13, 2001.   *

10.4   First Amendment to Warehousing Credit Agreement, dated
       as of December 21, 2001.                                   *

10.5   Second amendment to the Warehouse Credit Agreement,
       dated April 12, 2002. . .                                  *

10.6   Third amendment to the Warehouse Credit Agreement,
       dated July 11, 2002.                                       *

10.7   October 2002 purchase agreement between PLM Transportation
       Equipment Corp., Inc. and Trinity Tank Car, Inc.           *


10.8   Settlement Agreement between PLM Worldwide Leasing Corp.
       and Varig  S.A. dated October 11, 2002.                    *

Financial Statements required under Regulation S-X Rule 3-09:


99.1   Boeing 737-200 Trust S/N 24700.                        56-67

99.2   Pacific Source Partnership                             68-76



* incorporated by reference. See page 26 of this report.