Form 10QSB
period 2003-03-31
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 2003-05-13
CIK 895234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-QSB

   [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal quarter ended March 31, 2003

   [ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from to

Commission file number 0-26594
_______________________

PLM EQUIPMENT GROWTH & INCOME FUND VII
(Exact name of registrant as specified in its charter)

California	94-3168838
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

235 3 RD Street South, Suite 200
St. Petersburg, FL	33701
(Address of principal	(Zip code)
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

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)

March 31,		December 31,
	2003	2002

Assets

Equipment held for operating leases, at cost	$83,977	$79,849
Less accumulated depreciation	(51,412)	(49,918)

Net equipment	32,565	29,931

Cash and cash equivalents	7,917	9,339
Restricted cash	60	60
Accounts and note receivable, less allowance for doubtful
accounts of $1,048 in 2003 and $1,133 in 2002	1,445	1,769
Investments in unconsolidated special-purpose entities	6,390	6,757
Deferred charges, net of accumulated amortization
of $463 in 2003 and $454 in 2002	131	98
Prepaid expenses and other assets	371	370

Total assets	$48,879	$48,324

Liabilities and partners’ capital

Liabilities:
Accounts payable and accrued expenses	$544	$221
Due to affiliates	898	847
Lessee deposits and reserve for repairs	1,419	1,249
Notes payable	11,000	11,000

Total liabilities	13,861	13,317

Commitments and contingencies

Partners' capital:
Limited partners (4,981,450 limited partnership units
in 2003 and in 2002)	35,018	35,007
General Partner	--	--

Total partners' capital	35,018	35,007

Total liabilities and partners’ capital	$48,879	$48,324

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
CONDENSED STATEMENTS OF INCOME
(in thousands of dollars, except weighted-average unit amounts)
(unaudited)

	For the Three Months Ended March 31,
	2003	2002

Revenues

Lease revenue	$3,437	$3,941
Interest and other income	42	17
Gain on disposition of equipment	16	3

Total revenues	3,495	3,961

Expenses

Depreciation and amortization	1,468	1,633
Repairs and maintenance	710	479
Equipment operating expenses	501	444
Insurance expenses	165	142
Management fees to affiliate	185	197
Interest expense	209	258
General and administrative expenses to affiliates	36	68
Other general and administrative expenses	276	109
Impairment loss on equipment	112	--
(Recovery of) provision for bad debts	(85)	246
Total expenses	3,577	3,576

Equity in net income of unconsolidated special-purpose entities	93	22

Net income	$11	$407

Partners' share of net income

Limited partners	$11	$407
General Partner	--	--

Total	$11	$407

Limited partners’ net income per weighted-average
limited partnership unit	$0.00	$0.08

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the period from December 31, 2001 to March 31, 2003
(in thousands of dollars)
(unaudited)

	Limited Partners	General Partner	Total

Partners' capital as of December 31, 2001	$34,229	$--	$34,229

Net income	694	--	694

Canceled purchase of limited partnership units	84	--	84

Partners' capital as of December 31, 2002	35,007	--	35,007

Net income	11	--	11

Partners' capital as of March 31, 2003	$35,018	$--	$35,018

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)
For the Three Months Ended March 31,
	2003	2002

Operating activities

Net income	$11	$407
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,468	1,633
Amortization of debt placement fees	6	6
(Recovery of) provision for bad debts	(85)	246
Impairment loss on equipment	112	--
Gain on disposition of equipment	(16)	(3)
Equity in net income of unconsolidated special-purpose entities	(93)	(22)
Changes in operating assets and liabilities:
Accounts and note receivable	446	(433)
Prepaid expenses and other assets	(1)	(22)
Accounts payable and accrued expenses	323	221
Due to affiliates	51	77
Lessee deposits and reserve for repairs	170	98
Net cash provided by operating activities	2,392	2,208

Investing activities

Payments for purchase of equipment and capitalized improvements	(4,090)	--
Distribution from unconsolidated special-purpose entities	460	448
Payments for acquisition fees to affiliate	(184)	--
Payments for lease negotiation fees to affiliate	(41)	--
Proceeds from disposition of equipment	41	9
Net cash (used in) provided by investing activities	(3,814)	457

Financing activities

Increase in restricted cash	--	(242)
Payment for limited partnership units	--	(778)
Net cash used in financing activities	--	(1,020)

Net (decrease) increase in cash and cash equivalents	(1,422)	1,645
Cash and cash equivalents at beginning of period	9,339	3,129

Cash and cash equivalents at end of period	$7,917	$4,774

Supplemental information

Interest paid	$--	$509

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of PLM Equipment Growth & Income Fund VII (the Partnership) as of March 31, 2003 and December 31, 2002, the unaudited condensed statements of income for the three months ended March 31, 2003 and 2002, the unaudited condensed statements of changes in partners’ capital for the period from December 31, 2001 to March 31, 2003 and the unaudited condensed statements of cash flows for the three months ended March 31, 2003 and 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002, on file at the Securities and Exchange Commission.

Effective with the filing of this quarterly report, the Partnership will file all future quarterly and annual reports as an SB filer as allowed under Regulation S-B until such point that the Partnership no longer qualifies to be an SB filer.

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

3.   Reclassification

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentations.

4.   Cash Distributions

Cash distributions are recorded when declared. Cash distributions are generally paid in the same quarter they are declared and may include amounts in excess of net income that are considered a return of capital. No cash distributions were paid to the limited partners during the three months ended March 31, 2003 and 2002.

5.   Transactions with General Partner and Affiliates

The balance due to affiliates as of March 31, 2003 and December 31, 2002, included $0.1 million and $0.2 million due to FSI and its affiliates for management fees, respectively, and $0.7 million due to affiliated unconsolidated special-purpose entities (USPEs).

During the three months ended March 31, 2003 and 2002, the Partnership’s proportional share of ownership in USPEs paid or accrued the following fees to FSI or its affiliates: management fees, $33,000 and $25,000, respectively; and administrative and data processing services, $2,000 and $7,000, respectively.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

5.   Transactions with General Partner and Affiliates (continued)

These affiliate expenses reduced the Partnership's proportional share of the equity interest in the income of USPEs.

During the three months ended March 31, 2003, the Partnership purchased a fleet of railcars and paid FSI $0.2 million for acquisition fees and $41,000 for lease negotiation fees. No similar fees were paid during the same period of 2002.

6.   Equipment

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

March 31,		December 31,
	2003	2002

Marine containers	$38,767	$38,811
Marine vessels	22,212	22,212
Rail equipment	13,788	9,615
Aircraft	5,483	5,483
Trailers	3,727	3,728
	83,977	79,849
Less accumulated depreciation	(51,412)	(49,918)

Net equipment	$32,565	$29,931

As of March 31, 2003, all owned equipment in the Partnership’s portfolio was on lease except for an aircraft and 241 railcars with a net book value of $4.5 million. As of December 31, 2002, all owned equipment was on lease except for a commercial aircraft and 110 railcars with a net book value of $0.5 million.

During the three months ended March 31, 2003, the Partnership purchased a fleet of railcars for $4.3 million including acquisition fees.

During the three months ended March 31, 2003, the Partnership disposed of marine containers and railcars with a net book value of $0.1 million for proceeds of $0.1 million. During the three months ended March 31, 2002, the Partnership disposed of marine containers with a net book value of $6,000 for $9,000.

Equipment held for operating leases is stated at cost less any reductions to the carrying value as required by Financial Accounting Standards Board (FASB) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". In 2003, the Partnership recorded an impairment of $0.1 million to 26 owned railcars with corrosion damage. The General Partner determined that these railcars should be scrapped. This indicated that an impairment to these railcars may exist. The fair value of the railcars with this defect was determined by using industry expertise. No reductions were required to the carrying value of the owned equipment during the first quarter of 2002.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7.   Investments in Unconsolidated Special-Purpose Entities

The Partnership owns equipment jointly with affiliated programs. These are single purpose entities that do not have any debt or other financial encumbrances. Ownership interest is based on the Partnership’s contribution towards the cost of the equipment in the USPEs. The Partnership’s proportional share of equity and income (loss) in each entity is not necessarily the same as its ownership interest. The primary reason for this difference has to do with certain fees such as management and acquisition and lease negotiation fees varying among the owners of the USPEs.

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Partnership has an interest and the Partnership’s proportional share of equity in each entity as of March 31, 2003 and December 31, 2002 (in thousands of dollars):

	TWA	TWA	Boeing
	S/N 49183	MD-82	737-300
As of March 31, 2003	Trust 1	Trust 2	Trust 3	Total

Assets
Equipment less accumulated depreciation	$--	$3,878	$11,838
Receivables	--	--	1,970
Total assets	$--	$3,878	$13,808

Liabilities
Accounts payable	3	3	1
Due to affiliates	$7	$5	$7
Lessee deposits and reserve for repairs	--	--	1,970

Total liabilities	10	8	1,978

Equity	(10)	3,870	11,830

Total liabilities and equity	$--	$3,878	$13,808

Partnership’s share of equity	$--	$1,978	$4,412	$6,390

	TWA	TWA	Boeing
	S/N 49183	MD-82	737-300
As of December 31, 2002	Trust 1	Trust 2	Trust 3	Total

Assets
Equipment less accumulated depreciation	$--	$4,192	$12,355
Receivables	--	--	1,825
Other assets	--	--	3

Total assets	$--	$4,192	$14,183

Liabilities
Accounts payable	$1	1	--
Due to affiliates	5	$5	$7
Lessee deposits and reserve for repairs	--	--	1,825

Total liabilities	6	6	1,832

Equity	(6)	4,186	12,351

Total liabilities and equity	$--	$4,192	$14,183

Partnership’s share of equity	$--	$2,139	$4,618	$6,757

1    The Partnership owns a 50% interest in the TWA S/N 49183 Trust that owns an MD-82 stage III commercial aircraft.
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
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7.   Investments in Unconsolidated Special-Purpose Entities (continued)

The tables below set forth 100% of the revenues, direct and indirect expenses, and net income (loss) of the entities in which the Partnership has an interest, and the Partnership‘s proportional share of income (loss) in each entity for the three months ended March 31, 2003 and 2002 (in thousands of dollars):

	TWA	TWA	Boeing
For the three months ended	S/N 49183	MD-82	737-300
March 31, 2003	Trust 1	Trust 2	Trust 3	Total

Revenues	$315	$315	$465
Less: Direct expenses	(1)	(1)	5
Indirect expenses	21	335	550

Net income (loss)	$295	$(19)	$(90)

Partnership’s share of net income (loss)	$147	$(13)	$(41)	$93

	TWA	TWA	Boeing
For the three months ended	S/N 49183	MD-82	737-300
March 31, 2002	Trust 1	Trust 2	Trust 3	Other	Total

Revenues	$315	$315	$465	$61
Less: Direct expenses	--	--	16	--
Indirect expenses	15	366	743	2

Net income (loss)	$300	$(51)	$(294)	$59

Partnership’s share of net income (loss)	$150	$(31)	$(122)	$25	$22

As of March 31, 2003 and December 31, 2002, all jointly-owned equipment in the Partnership’s USPE portfolio was on lease. `

1    The Partnership owns a 50% interest in the TWA S/N 49183 Trust that owns an MD-82 stage III commercial aircraft.
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

The following tables present a summary of the operating segments (in thousands of dollars):

	Marine				Marine
For the three months ended	Vessel	Trailer	Aircraft	Railcar	Container
March 31, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other [1]	Total

Revenues
Lease revenue	$1,270	$165	$--	$395	$1,607	$--	$3,437
Interest income and other	--	--	10	--	--	32	42
Gain on disposition of equipment	--	--	--	7	9	--	16

Total revenues	1,270	165	10	402	1,616	32	3,495

Expenses
Operations support	1,091	65	3	186	13	18	1,376
Depreciation and amortization	310	52	--	167	938	1	1,468
Interest expense	--	--	--	--	--	209	209
Management fees to affiliate	64	9	5	27	80	--	185
General and administrative expenses	21	28	14	34	--	215	312
Impairment loss on equipment	--	--	--	112	--	--	112
(Recovery of) provision for bad debts	--	--	(107)	22	--	--	(85)
Total expenses	1,486	154	(85)	548	1,031	443	3,577

Equity in net income of USPEs	--	--	93	--	--	--	93

Net income (loss)	$(216)	$11	$188	$(146)	$585	$(411)	$11

Total assets as of March 31, 2003	$4,253	$715	$6,457	$6,453	$22,522	$8,479	$48,879

	Marine				Marine
For the three months ended	Vessel	Trailer	Aircraft	Railcar	Container
March 31, 2002	Leasing	Leasing	Leasing	Leasing	Leasing	Other [2]	Total

Revenues
Lease revenue	$1,305	$195	$271	$612	$1,558	$--	$3,941
Interest income and other	--	--	--	--	--	17	17
Gain on disposition of equipment	--	--	--	--	3	--	3

Total revenues	1,305	195	271	612	1,561	17	3,961

Expenses
Operations support	793	98	2	138	18	16	1,065
Depreciation and amortization	310	52	--	118	1,152	1	1,633
Interest expense	--	--	--	--	--	258	258
Management fees to affiliate	65	9	--	45	78	--	197
General and administrative expenses	13	27	(2)	22	--	117	177
Provision for (recovery of) bad debts	--	10	271	(35)	--	--	246
Total expenses	1,181	196	271	288	1,248	392	3,576

Equity in net income (loss) of USPEs	25	--	(3)	--	--	--	22

Net income (loss)	$149	$(1)	$(3)	$324	$313	$(375)	$407

1   Includes certain assets not identifiable to a specific segment such as cash, restricted cash, deferred charges and prepaid expenses . Also includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative and operations support expenses.
2   Includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative and operations support expenses.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

9.  Net Income Per Weighted-Average Limited Partnership Unit

Net income per weighted-average limited partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three months ended March 31, 2003 and 2002 was 4,981,450 and 5,002,284, respectively.

10.   Debt

The Partnership is a participant in a $10.0 million warehouse facility. The warehouse facility is shared by the Partnership, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, Professional Lease Management Income Fund I, LLC and Acquisub LLC, a wholly owned subsidiary of PLM International Inc. (PLMI). The facility provides for financing up to 100% of the cost of the equipment and expires on June 30, 2003. Any borrowings by the Partnership are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than June 30, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower’s option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. The Partnership is not liable for the advances made to other borrowers.

As of March 31, 2003, there were no outstanding borrowings on this facility by the Partnership or any of the other eligible borrowers.

11.   Commitments and Contingencies

PLM Transportation Equipment Corp. Inc. (TEC), a wholly owned subsidiary of FSI, arranged for the lease or purchase of a total of 1,050 pressurized tank railcars by (i) partnerships and managed programs in which FSI serves as the general partner or manager and holds an ownership interest (Program Affiliates) or (ii) managed programs in which FSI provides management services but does not hold an ownership interest or third parties (Non-Program Affiliates). These railcars will be delivered between 2002 - 2004. A leasing company affiliated with the manufacturer will acquire approximately 70% of the railcars and lease them to a Non-Program Affiliate. The remaining 30% will either be purchased by other third parties to be managed by PLMI, or by the Program Affiliates. An affiliate of TEC will manage the leased and purchased railcars. Neither TEC nor its affiliate will be liable for these railcars. TEC estimates that the total value of purchased railcars will not exceed $26.0 million with approximately one third of the railcars being purchased in each of 2002, 2003, and 2004. As of March 31, 2003, $5.1 million in railcars had been purchased by Program Affiliates and FSI committed one Program Affiliate, other than the Partnership, to purchase $5.2 million in railcars during the remainder of 2003. Although FSI has neither determined which Program Affiliates will purchase the remaining railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

In 2003, FSI entered into three additional commitments to purchase a total of $12.1 million in railcars during 2003. While FSI has neither determined if a Program Affiliates will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

   Notes Payable

See Note 10 for discussion of the Partnership’s note payable.

             Warehouse Credit Facility

See Note 10 for discussion of the Partnership’s warehouse credit facility.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

11.   Commitments and Contingencies (continued)

Commitments and contingencies as of March 31, 2003 are as follows (in thousands of dollars):

		Less than	1-3	4-5	After 5
Current Obligations	Total	1 Year	Years	Years	Years

Commitment to purchase railcars	$26,880	$18,438	$8,442	$--	$--
Notes payable	11,000	3,000	8,000	--	--
Line of credit	--	--	--	--	--

	$37,880	$21,438	$16,442	--	$--

12.   Recent Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities’ financial statements with its own. The Partnership is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. The Partnership has determined that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the effective date of FIN 46.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)   RESULTS OF OPERATIONS

Comparison of the PLM Equipment Growth & Income Fund VII’s (the Partnership’s) Operating Results for the Three Months Ended March 31, 2003 and 2002

(A)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the three months ended March 31, 2003 compared to the same period of 2002. Gains from the disposition of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, impairment loss on equipment, general and administrative expenses, and (recovery of) provision for bad debts relating to the operating segments (see Note 8 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Three Months
	Ended March 31,
	2003	2002

Marine containers	$1,594	$1,540
Railcars	209	474
Marine vessels	179	512
Trailers	100	97
Aircraft	(3)	269

Marine containers:   Lease revenues and direct expenses for marine containers were relatively the same at $1.6 million and $13,000 respectively, for the three months ended March 31, 2003, compared to $1.6 million and $18,000, respectively, during the same period of 2002.

Railcars:   Railcar lease revenues and direct expenses were $0.4 million and $0.2 million, respectively, for the three months ended March 31, 2003, compared to $0.6 million and $0.1 million, respectively, during the same period of 2002. The decrease in lease revenues of $0.2 million during the first quarter of 2003 compared to 2002 was due to an increase in the number of off-lease railcars.

Marine vessels:   Marine vessel lease revenues and direct expenses were $1.3 million and $1.1 million, respectively, for the three months ended March 31, 2003, compared to $1.3 million and $0.8 million, respectively, during the same period of 2002. Direct expenses increased $0.3 million during the first quarter of 2003 resulting from higher repairs and maintenance compared to 2002.

Trailers:   Trailer lease revenues and direct expenses remained relatively the same at $0.2 million and $0.1 million, respectively, for the three months ended March 31, 2003 and 2002.

Aircraft:   Aircraft lease revenues and direct expenses were $-0- and $3,000, respectively, for the three months ended March 31, 2003, compared to $0.3 million and $2,000, respectively, during the same period of 2002. The decrease on lease revenues of $0.3 million was due to the Partnership’s owned aircraft being off-lease during the first quarter of 2003 compared to the same period of 2002, during which this aircraft was on-lease.

(B)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.2 million for the three months ended March 31, 2003 decreased from $2.5 million for the same period in 2002. Significant variances are explained as follows:

   (i)   (Recovery of) provision for bad debts decreased $0.3 million compared to 2002. A provision for bad debts of $0.3 million recorded in the first quarter of 2002 was primarily based on PLM Financial Services, Inc.’s (FSI or the General Partner’s) evaluation of the collectability of receivables related to one aircraft lessee. During 2003, the Partnership recorded a recovery of bad debts of $0.1 million due to the collection of bad debts that had been previously written off;

   (ii)   A $0.2 million decrease in depreciation and amortization expenses from 2002 levels reflects the decrease of approximately $0.2 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned off set, in part, by an increase of $0.1 million resulting from the purchase of a fleet of railcars during 2003;

   (iii)   A $49,000 decrease in interest expense was due to a lower average outstanding debt balance in the first quarter of 2003 compared to the same period of 2002;

   (iv)   A $0.1 million increase in the impairment loss on equipment resulted from the Partnership reducing the carrying value of 26 railcars to their estimated fair value during the first quarter of 2003. No impairment of equipment was required during the first quarter of 2002; and

   (v)   A $0.1 million increase in general and administrative expenses due to an increase in administrative services costs during 2003.

(C)   Interest and Other Income

Interest and other income increased $25,000 due to higher cash balances in the first quarter of 2003 compared to the same period of 2002.

(D)   Gain on Disposition of Owned Equipment

The gain on disposition of owned equipment for the first quarter of 2003 totaled $16,000, and resulted from the sale of marine containers and railcars with a net book value of $0.1 million for proceeds of $0.1 million. The gain on disposition of equipment for the first quarter of 2002 totaled $3,000 and resulted from the sale of marine containers with a net book value of $6,000 for $9,000.

(E)   Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities (USPEs)

Equity in net income (loss) of USPEs represents the Partnership's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

	For the Three Months
	Ended March 31,
	2003	2002

Aircraft	$93	$(3)
Marine vessel	--	25
Equity in net income of USPEs	$93	$22

Aircraft: As of March 31, 2003 and 2002, the Partnership owned an interest in trusts that owned three commercial aircraft. During the three months ended March 31, 2003, the Partnership’s share of lease revenues of $0.5 million were offset by the Partnership’s share of depreciation expense, direct expenses, and administrative expenses of $0.4 million. During the same period of 2002, the Partnership’s share of lease revenues of $0.5 million were offset by the Partnership’s share of depreciation expense, direct expenses, and administrative expenses of $0.5 million.

The decrease in depreciation expense of $0.1 million was caused by the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine vessel: As of March 31, 2002 the Partnership had sold its interest in an entity that owned a marine vessel.

(F)   Net Income

As a result of the foregoing, the Partnership had net income of $11,000 for the three months ended March 31, 2003, compared to net income of $0.4 million during the same period of 2002. The Partnership's ability to acquire, operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the first quarter of 2003 is not necessarily indicative of future periods.

(II)   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires PLM Financial Services, Inc. (FSI or the General Partner) to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, the General Partner reviews these estimates including those related to asset lives and depreciation methods, impairment of long-lived assets, allowance for doubtful accounts, reserves related to legally mandated equipment repairs and contingencies and litigation. These estimates are based on the General Partner's historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The General Partner believes, however, that the estimates, including those for the above-listed items, are reasonable and that actual results will not vary significantly from the estimated amounts.

The General Partner believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Partnership's financial statements:

Asset lives and depreciation methods: The Partnership’s primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The General Partner has chosen asset lives that it believes correspond to the economic life of the related asset. The General Partner has chosen a deprecation method that it believes matches the benefit to the Partnership from the asset with the associated costs. These judgments have been made based on the General Partner’s expertise in each equipment segment that the Partnership operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential future cash flows from the asset to the Partnership, the Partnership would be required to record an impairment loss. Likewise, if the net book value of the asset was reduced by an amount greater than the economic value has deteriorated, the Partnership may record a gain on sale upon final disposition of the asset.

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

Allowance for doubtful accounts: The Partnership maintains allowances for doubtful accounts for estimated losses resulting from the inability of the lessees to make the lease payments. These estimates are primarily based on the amount of time that has lapsed since the related payments were due as well as specific knowledge related to the ability of the lessees to make the required payments. If the financial condition of the Partnership’s lessees were to deteriorate, additional allowances could be required that would reduce income. Conversely, if the financial condition of the lessees were to improve or if legal remedies to collect past due amounts were successful, the allowance for doubtful accounts may need to be reduced and income would be increased.

Reserves for repairs: The Partnership accrues for legally required repairs to equipment such as dry docking for marine vessels and engine overhauls to aircraft engines over the period prior to the required repairs. The amount that is reserved is based on the General Partner’s expertise in each equipment segment, the past history of such costs for that specific piece of equipment and discussions with independent, third party equipment brokers. If the amount reserved for is not adequate to cover the cost of such repairs or if the repairs must be performed earlier than the General Partner estimated, the Partnership would incur additional repair and maintenance or equipment operating expenses.

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

(III)   FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the three months ended March 31, 2003, the Partnership generated operating cash of $2.4 million to meet its operating obligations, purchase additional equipment, pay debt and interest payments and maintain working capital reserves.

During the three months ended March 31, 2003, the Partnership purchased a fleet of railcars for $4.1 million and paid FSI $0.2 million for acquisition fees and $41,000 for lease negotiation fees. The Partnership also disposed of owned equipment for proceeds of $0.1 million of which $36,000 was uncollected and in accounts receivable at March 31, 2003.

Accounts and note receivable decreased $0.3 million in the three months ended March 31, 2003. A decrease of $0.3 million was due to owned equipment going off-lease and a decrease of $0.2 million during the three months ended March 31, 2003 was due to the timing of lease receipts. These decreases were partially offset by an increase of $0.1 million due to an increase in accounts receivables from equipment dispositions and a decrease in the allowance for bad debts of $0.1 million due to the collection of bad debts previously written-off.

Investments in USPEs decreased $0.4 million during the three months ended March 31, 2003 due to cash distributions of $0.5 million from the USPEs to the Partnership offset, in part, by $0.1 million in income that was recorded by the Partnership for its equity interests in the USPEs.

Deferred charges increased $41,000 due to the payment lease negotiation fees to FSI.

Accounts payable increased $0.3 million during the three months ended March 31, 2003 due the accrual of $0.2 million in interest expense due to the lender of the notes payable that is paid semi-annually and $0.1 million due to the timing of cash payments.

During the three months ended March 31, 2003, lessee deposits and reserve for repairs increased $0.2 million due to an increase in the reserve for marine vessel dry docking.

The Partnership is scheduled to make an annual debt payment of $3.0 million to the lenders of the notes payable on December 31, 2003. The cash for this payment will come from operations and proceeds from equipment dispositions.

The Partnership is a participant in a $10.0 million warehouse facility. The warehouse facility is shared by the Partnership, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, Professional Lease Management Income Fund I, LLC and Acquisub LLC, a wholly owned subsidiary of PLM International Inc. (PLMI). The facility provides for financing up to 100% of the cost of the equipment and expires on June 30, 2003. Any borrowings by the Partnership are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than June 30, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower’s option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. The Partnership is not liable for the advances made to other borrowers.

As of May 12, 2003, there were no outstanding borrowings on this facility by the Partnership or any of the other eligible borrowers.

PLM Transportation Equipment Corp. Inc. (TEC), a wholly owned subsidiary of FSI, arranged for the lease or purchase of a total of 1,050 pressurized tank railcars by (i) partnerships and managed programs in which FSI serves as the general partner or manager and holds an ownership interest (Program Affiliates) or (ii) managed programs in which FSI provides management services but does not hold an ownership interest or third parties (Non-Program Affiliates). These railcars will be delivered between 2002 - 2004. A leasing company affiliated with the manufacturer will acquire approximately 70% of the railcars and lease them to a Non-Program Affiliate. The remaining 30% will either be purchased by other third parties to be managed by PLMI, or by the Program Affiliates. An affiliate of TEC will manage the leased and purchased railcars. Neither TEC nor its affiliate will be liable for these railcars. TEC estimates that the total value of purchased railcars will not exceed $26.0 million with approximately one third of the railcars being purchased in each of 2002, 2003, and 2004. As of May 12, 2003, $5.1 million in railcars had been purchased by Program Affiliates and FSI committed one Program Affiliate, other than the Partnership, to purchase $5.2 million in railcars during the remainder of 2003. Although FSI has neither determined which Program Affiliates will purchase the remaining railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

In 2003, FSI entered into three additional commitments to purchase a total of $12.1 million in railcars during 2003. While FSI has neither determined if a Program Affiliates will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

Commitments and contingencies as of May 12, 2003 are as follows (in thousands of dollars):

		Less than	1-3	4-5	After 5
Current Obligations	Total	1 Year	Years	Years	Years

Commitment to purchase railcars	$26,880	$18,438	$8,442	$--	$--
Notes payable	11,000	3,000	8,000	--	--
Line of credit	--	--	--	--	--

	$37,880	$21,438	$16,442	--	$--

(IV) RECENT ACCOUNTING PRONOUNCEMENT

In January 2003, Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities’ financial statements with its own. The Partnership is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. The Partnership has determined that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the effective date of FIN 46.

(V)   OUTLOOK FOR THE FUTURE

Several factors may affect the Partnership's operating performance during the remainder of 2003 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors.

Other factors affecting the Partnership’s contribution during the remainder of 2003 and beyond include:

(1)   The cost of new marine containers has been at historic lows for the past several years, which has caused downward pressure on per diem lease rates for this type of equipment. Starting in 2003 and continuing through 2004, a significant number of the Partnership’s marine containers currently on a fixed rate lease will be switching to a lease based on utilization. The General Partner anticipates that this will result in a significant decrease in lease revenues;

(2)   Industry-wide chemical shipments, a good indicator for the demand of the types of railcars owned by the Partnership, were up 4% during the first quarter of 2003 compared to the same period of 2002 although growth in comparable shipments slowed during the month of March 2003. Overall industry-wide railcar utilization has been on a slightly positive trend since the third quarter of 2002. Recovery has been slowed by the uncertainties caused by the war in Iraq and the number of idle railcars owned by shippers in their fleet;

(3)   Utilization of intermodal trailers owned by the Partnership was 54% in the three months ended March 31, 2003 which was approximately the same as the three months ended March 31, 2002. Industry-wide utilization of intermodal trailers was 48% in the three months ended March 31, 2003 compared to 53% in the same period of 2002. As the Partnership’s trailers are smaller than many shippers prefer, the General Partner expects utilization to decline over the next few years;

(4)   Market demand for new and used aircraft has been severely impacted by the poor financial condition of the airline industry caused by lower passenger travel following the events of September 11, 2001 and the war in Iraq. The General Partner believes that there is a significant oversupply of commercial aircraft available, that has caused a decrease in aircraft fair market values and that this oversupply will continue for some time. The General Partner does not expect these aircraft to return to their pre-September 11, 2001 values. During 2003, severe acute respiratory syndrome (SARS) has had a dramatic effect on passenger travel to countries in Asia. If this trend continues, it is possible that passenger travel will be reduced further.

During 2001, the lessee of a Stage II Boeing 737-200 commercial aircraft notified the General Partner of its intention to return this aircraft and stopped making lease payments. During October 2002, the General Partner reached an agreement with the lessee of this aircraft for the past due lease payments. The lessee made an initial payment during October 2002, to be followed by 23 equal monthly installments beginning in November 2002. Unpaid outstanding amounts will accrue interest at a rate of 5%. The balance outstanding at March 31, 2003 was $1.1 million. Due to the uncertainty of ultimate collection, the General Partner will continue to fully reserve the unpaid outstanding balance less the security deposit from this lessee. As of March 31, 2003, the lessee was current with all payments due under the agreement except for the installment payment due in March that was received during April. As of May 12, 2003, the installment payment due from the lessee to the Partnership during April was not received. The General Partner has not yet placed the lessee into default, however, it is currently reviewing the options available under the agreement.

The lessee of two partially owned MD-80 commercial aircraft that are on lease until 2008 has encountered financial difficulty and may go into bankruptcy. If the airline does go into bankruptcy, the aircraft could be returned to the Partnership prior to its lease expiration date or, alternatively, the Partnership could attempt to renegotiate with the carrier at a significantly lower lease rate. Due to the poor market condition for equipment of this type, if the equipment is returned prior to its lease expiration date, it may either be off-lease for a considerable period of time or re-leased at a substantially lower rate. In an effort to assist the airline to stay out of bankruptcy, the Partnership has agreed to reduce the lease payment due on each aircraft by approximately 5% a month.

The Partnership currently has one Boeing 737 commercial aircraft off-lease. This aircraft is in excess of 25 years of age. Due to the age of this aircraft and the economic condition of the airline industry, this aircraft will be difficult to remarket and may be off-lease for a considerable period of time; and

(5)   The General Partner has seen an increase in its insurance premiums on its equipment portfolio and is finding it more difficult to find an insurance carrier with which to place the coverage. Premiums for aircraft have increased over 50% and for other types of equipment the increases have been over 25%. The increase in insurance premiums caused by the increased rate will be partially mitigated by the reduction in the value of the Partnership’s equipment portfolio caused by the events of September 11, 2001 and other economic factors. The General Partner has also experienced an increase in the deductible required to obtain coverage. This may have a negative impact on the Partnership in the event of an insurance claim; and

(6)   The General Partner expects audit fees to increase during 2003 due to additional audit and accounting requirements resulting from Sarbanes-Oxley. The General Partner cannot estimate the amount of the increase in this fee at this point. In addition, as a result of the increase in off-lease equipment, the General Partner expects the Partnership will be paying higher remarketing and storage costs during the remainder of 2003.

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

The Partnership intends to use cash flow from operations to satisfy its operating requirements, pay loan principal and interest on debt, and pay cash distributions to the partners.

(VI)   FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, this Form 10-QSB contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership’s plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. The Partnership’s actual results could differ materially from those discussed here.

ITEM 3.   CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, evaluations were carried out under the supervision and with the participation of the General Partner's management, including its President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon those evaluations, the President and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes have been made in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluations.

(This space intentionally left blank)

PART II -- OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

     None.

   (b)   Reports on Form 8-K

   None.

CONTROL CERTIFICATION

I, James A. Coyne, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PLM Equipment Growth & Income Fund VII.

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and board of Managers:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003   By:   /s/ James A. Coyne
                                                                                                James A. Coyne
                                                                                                 President

CONTROL CERTIFICATION

I, Richard K Brock, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PLM Equipment Growth & Income Fund VII.

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and board of Managers:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003   By:   /s/ Richard K Brock
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

   PLM EQUIPMENT GROWTH & INCOME FUND VII

   By:  PLM Financial Services, Inc.
                                                                                                                            General Partner

Date: May 12, 2003                                                                                          By:   /s/ Richard K Brock
                                                                                                                              Richard K Brock
                                                                                                                              Chief Financial Officer

CERTIFICATION

The undersigned hereby certifies, in his capacity as an officer of the General Partner of PLM Equipment Growth & Income Fund VII (the Partnership), that the Quarterly Report of the Partnership on Form 10-QSB for the period ended March 31, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.

   PLM EQUIPMENT GROWTH & INCOME FUND VII

   By:  PLM Financial Services, Inc.
                                                                                                                            General Partner

Date: May 12, 2003                                                                                          By:   /s/ James A. Coyne
                                                                                                                               James A. Coyne
                                                                                                                               President

Date: May 12, 2003                                                                                          By:   /s/ Richard K Brock
                                                                                                                              Richard K Brock
                                                                                                                              Chief Financial Officer