Form 10QSB
period 2003-06-30
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 2003-08-14
CIK 895234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-QSB

           [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the fiscal quarter ended June 30, 2003

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
- -

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)

June 30,		December 31,
	2003	2002

Assets

Equipment held for operating leases, at cost	$83,847	$79,849
Less accumulated depreciation	(52,941)	(49,918)

Net equipment	30,906	29,931

Cash and cash equivalents	8,607	9,339
Restricted cash	60	60
Accounts and note receivable, less allowance for doubtful
accounts of $1,072 in 2003 and $1,133 in 2002	2,295	1,769
Investments in unconsolidated special-purpose entities	5,517	6,757
Deferred charges, net of accumulated amortization
of $474 in 2003 and $454 in 2002	120	98
Prepaid expenses and other assets	306	370

Total assets	$47,811	$48,324

Liabilities and partners’ capital

Liabilities:
Accounts payable and accrued expenses	$462	$221
Due to affiliates	959	847
Lessee deposits and reserve for repairs	1,225	1,249
Notes payable	11,000	11,000

Total liabilities	13,646	13,317

Commitments and contingencies

Partners' capital:
Limited partners (4,981,450 limited partnership units)	34,165	35,007
General Partner	--	--

Total partners' capital	34,165	35,007

Total liabilities and partners’ capital	$47,811	$48,324

See accompanying notes to unaudited condensed financial statements.
- -

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands of dollars, except weighted-average unit amounts)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

Revenues

Lease revenue	$3,163	$3,759	$6,600	$7,700
Interest and other income	41	25	83	42
Gain on disposition of equipment	5	--	20	2
Loss on disposition of equipment	(1)	(1)	--	--
Total revenues	3,208	3,783	6,703	7,744

Expenses

Depreciation and amortization	1,631	1,634	3,099	3,266
Repairs and maintenance	720	324	1,430	803
Equipment operating expense	492	422	993	866
Insurance expense	214	112	379	254
Management fees to affiliate	178	186	363	383
Interest expense	210	263	419	522
General and administrative expenses
to affiliates	20	96	57	164
Other general and administrative expenses	349	233	624	342
Loss on impairment of equipment	7	--	119	--
(Recovery of) provision for bad debts	(180)	283	(265)	529
Total expenses	3,641	3,553	7,218	7,129

Equity in net income (loss) of unconsolidated
special-purpose entities	(420)	12	(327)	35

Net income (loss)	$(853)	$242	$(842)	$650

Partners' share of net income (loss)

Limited partners	$(853)	$242	$(842)	$650
General Partner	--	--	--	--

Total	$(853)	$242	$(842)	$650

Limited partners’ net income (loss) per
weighted-average limited partnership unit	$(0.17)	$0.05	$(0. 17)	$0.13

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the period from December 31, 2002 to June 30, 2003
(in thousands of dollars)
(unaudited)

	Limited Partners	General Partner	Total

Partners' capital as of December 31, 2002	$35,007	$--	$35,007

Net loss	(842)	--	(842)

Partners' capital as of June 30, 2003	$34,165	$--	$34,165

See accompanying notes to unaudited condensed financial statements.
- -

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)
For the Six Months Ended June 30,
	2003	2002

Operating activities

Net income (loss)	$(842)	$650
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	3,099	3,266
Amortization of debt placement fees	13	13
(Recovery of) provision for bad debts	(265)	529
Loss on impairment of equipment	119	--
Net gain on disposition of equipment	(20)	(2)
Equity in net (income) loss of unconsolidated special-purpose entities	327	(35)
Changes in operating assets and liabilities:
Accounts and note receivable	(254)	(521)
Prepaid expenses and other assets	64	21
Accounts payable and accrued expenses	241	59
Due to affiliates	112	153
Lessee deposits and reserve for repairs	(24)	198
Net cash provided by operating activities	2,570	4,331

Investing activities

Payments for purchase of equipment and capitalized improvements	(4,090)	(14)
Distribution from unconsolidated special-purpose entities	913	857
Payments for acquisition fees to affiliate	(184)	--
Payments for lease negotiation fees to affiliate	(41)	--
Proceeds from disposition of equipment	100	8
Net cash (used in) provided by investing activities	(3,302)	851

Financing activities

Increase in restricted cash	--	(21)
Canceled purchase of limited partnership units	--	84
Decrease in accounts payable and accrued expenses	--	(778)
Net cash used in financing activities	--	(715)

Net (decrease) increase in cash and cash equivalents	(732)	4,467
Cash and cash equivalents at beginning of period	9,339	3,129

Cash and cash equivalents at end of period	$8,607	$7,596

Supplemental information

Interest paid	$406	$509

See accompanying notes to unaudited condensed financial statements.
- -

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.   Basis of Presentation

The accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of PLM Equipment Growth & Income Fund VII (the Partnership) as of June 30, 2003 and December 31, 2002, the unaudited condensed statements of operations for the three and six months ended June 30, 2003 and 2002, the unaudited condensed statements of changes in partners’ capital for the period from December 31, 2002 to June 30, 2003 and the unaudited condensed statements of cash flows for the six months ended June 30, 2003 and 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002, on file at the Securities and Exchange Commission.

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

3.   Reclassifications

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentations. These reclassifications did not have any effect on total assets, total liabilities, partners’ capital, or net income (loss).

4.   Transactions with General Partner and Affiliates

The balance due to affiliates as of June 30, 2003 and December 31, 2002, included $0.1 million and $0.2 million due to PLM Financial Services, Inc. (FSI or the General Partner) and its affiliates for management fees, respectively, and $0.8 million and $0.7 million due to affiliated unconsolidated special-purpose entities (USPEs), respectively.

The Partnership’s proportional share of the affiliated expenses incurred by USPEs during 2003 and 2002 is listed in the following table (in thousands of dollars):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

Management fees	$40	$33	$72	$57
Data processing and administrative
expenses	1	10	3	17

These affiliate expenses reduced the Partnership's proportional share of the equity interest in the income of USPEs.

During the six months ended June 30, 2003, the Partnership purchased a fleet of railcars and paid FSI or its affiliates $0.2 million for acquisition fees and $41,000 for lease negotiation fees. No similar fees were paid during the same period of 2002.
- -

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

5.   Equipment

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

June 30,		December 31,
	2003	2002

Marine containers	$38,749	$38,811
Marine vessels	22,212	22,212
Rail equipment	13,675	9,615
Aircraft	5,483	5,483
Trailers	3,728	3,728
	83,847	79,849
Less accumulated depreciation	(52,941)	(49,918)

Net equipment	$30,906	$29,931

As of June 30, 2003, all owned equipment in the Partnership’s portfolio was on lease except for a commercial aircraft and 124 railcars with a net book value of $0.4 million. As of December 31, 2002, all owned equipment was on lease except for a commercial aircraft and 110 railcars with a net book value of $0.5 million.

During the six months ended June 30, 2003, the Partnership purchased a fleet of railcars for $4.3 million including acquisition fees of $0.2 million.

During the six months ended June 30, 2003, the Partnership disposed of marine containers and railcars with a net book value of $0.1 million for proceeds of $0.1 million. During the six months ended June 30, 2002, the Partnership disposed of marine containers with a net book value of $6,000 for proceeds of $8,000.

Equipment held for operating leases is stated at cost less any reductions to the carrying value as required by Financial Accounting Standards Board (FASB) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FASB 144). In 2003, the Partnership recorded an impairment of $0.1 million to 26 owned railcars with corrosion damage. The General Partner determined that these railcars should be scrapped. This indicated that an impairment to these railcars may exist. The fair value of the railcars with this defect was determined by using industry expertise. No reductions were required to the carrying value of the owned equipment during the six months ended June 30, 2002.
- -

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

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Partnership has an interest and the Partnership’s proportional share of equity in each entity as of June 30, 2003 and December 31, 2002 (in thousands of dollars):

	TWA	TWA	Boeing
	S/N 49183	MD-82	737-300
As of June 30, 2003	Trust 1	Trust 2	Trust 3	Total

Assets
Equipment less accumulated depreciation	$--	$3,564	$10,000
Due from affiliates	--	--	2,154
Other assets	--	--	2

Total assets	$--	$3,564	$12,156

Liabilities
Due to affiliates	$5	$5	$8
Lessee deposits and reserve for repairs	--	--	2,154

Total liabilities	5	5	2,162

Equity	(5)	3,559	9,994

Total liabilities and equity	$--	$3,564	$12,156

Partnership’s share of equity	$--	$1,816	$3,701	$5,517

	TWA	TWA	Boeing
	S/N 49183	MD-82	737-300
As of December 31, 2002	Trust 1	Trust 2	Trust 3	Total

Assets
Equipment less accumulated depreciation	$--	$4,192	$12,355
Due from affiliates	--	--	1,825
Other assets	--	--	3

Total assets	$--	$4,192	$14,183

Liabilities
Accounts payable	$1	$1	$--
Due to affiliates	5	5	7
Lessee deposits and reserve for repairs	--	--	1,825

Total liabilities	6	6	1,832

Equity	(6)	4,186	12,351

Total liabilities and equity	$--	$4,192	$14,183

Partnership’s share of equity	$--	$2,139	$4,618	$6,757

1    The Partnership owns a 50% interest in the TWA S/N 49183 Trust that owns a MD-82 stage III commercial aircraft.
2    The Partnership owns a 50% interest in the TWA MD-80 Trust that owns a MD-82 stage III commercial aircraft.
3    The Partnership owns a 38% interest in the Boeing 737-300 Trust that owns a Boeing stage III commercial aircraft.
- -

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6.   Investments in Unconsolidated Special-Purpose Entities (continued)

The tables below set forth 100% of the revenues, direct and indirect expenses, loss on impairment of equipment and net income (loss) of the entities in which the Partnership has an interest, and the Partnership‘s proportional share of income (loss) in each entity for the three and six months ended June 30, 2003 and 2002 (in thousands of dollars):

	TWA	TWA	Boeing
For the three months ended	S/N 49183	MD-82	737-300
June 30, 2003	Trust 1	Trust 2	Trust 3	Total

Revenues	$310	$310	$465
Less: Direct expenses	--	--	2
Indirect expenses	22	336	547
Loss on impairment of equipment	--	--	1,321

Net income (loss)	$288	$(26)	$(1,405)

Partnership’s share of net income (loss)	$144	$(16)	$(548)	$(420)

	TWA	TWA	Boeing
For the three months ended	S/N 49183	MD-82	737-300
June 30, 2002	Trust 1	Trust 2	Trust 3	Other	Total

Revenues	$315	$315	$465	$12
Less: Direct expenses	(1)	--	1	--
Indirect expenses	26	377	708	--

Net income (loss)	$290	$(62)	$(244)	$12

Partnership’s share of net income (loss)	$145	$(36)	$(102)	$5	$12

	TWA	TWA	Boeing
For the six months ended	S/N 49183	MD-82	737-300
June 30, 2003	Trust 1	Trust 2	Trust 3	Total

Revenues	$625	$625	$930
Less: Direct expenses	(1)	(1)	7
Indirect expenses	43	671	1,097
Loss on impairment of equipment	--	--	1,321

Net income (loss)	$583	$(45)	$(1,495)

Partnership’s share of net income (loss)	$292	$(30)	$(589)	$(327)

	TWA	TWA	Boeing
For the six months ended	S/N 49183	MD-82	737-300
June 30, 2002	Trust 1	Trust 2	Trust 3	Other	Total

Revenues	$630	$630	$930	$73
Less: Direct expenses	(1)	--	17	--
Indirect expenses	41	743	1,451	2

Net income (loss)	$590	$(113)	$(538)	$71

Partnership’s share of net income (loss)	$295	$(67)	$(224)	$31	$35

In accordance to FASB No. 144, during 2003 the General Partner recorded an impairment of $1.3 million to a Boeing 727-300 commercial aircraft. The General Partner determined the fair value of the aircraft based on the valuation given by its independent third party aircraft equipment manager that considered, among other factors, expected income to be earned from the asset, condition of the aircraft, estimated sales proceeds and holding costs excluding interest. No reductions were required to the carrying value of the remaining jointly-owned equipment during the six months ended June 30, 2002.

1    The Partnership owns a 50% interest in the TWA S/N 49183 Trust that owns a MD-82 stage III commercial aircraft.
2    The Partnership owns a 50% interest in the TWA MD-82 Trust that owns a MD-82 stage III commercial aircraft.
3    The Partnership owns a 38% interest in the Boeing 737-300 Trust that owns a Boeing stage III commercial aircraft.
- -

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6.   Investments in Unconsolidated Special-Purpose Entities (continued)

As of June 30, 2003 and December 31, 2002, all jointly-owned equipment in the Partnership’s USPE portfolio was on lease. `

7.   Operating Segments

The Partnership operates in five primary operating segments: marine vessel leasing, trailer leasing, aircraft leasing, railcar leasing, and marine container leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The following tables present a summary of the operating segments (in thousands of dollars):

	Marine				Marine
For the three months ended	Vessel	Trailer	Aircraft	Railcar	Container
June 30, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other [1]	Total

Revenues
Lease revenue	$1,030	$62	$--	$553	$1,518	$--	$3,163
Interest income and other income	--	--	18	--	--	23	41
Gain (loss) on disposition of equipment	--	--	--	(1)	5	--	4

Total revenues	1,030	62	18	552	1,523	23	3,208

Expenses
Operations support	1,158	59	26	151	13	19	1,426
Depreciation and amortization	310	52	--	331	937	1	1,631
Interest expense	--	--	--	--	--	210	210
Management fees to affiliate	51	3	12	36	76	--	178
General and administrative expenses	30	25	76	38	--	200	369
Loss on impairment of equipment	--	--	--	7	--	--	7
Recovery of bad debts	--	--	(163)	(17)	--	--	(180)
Total expenses	1,549	139	(49)	546	1,026	430	3,641

Equity in net loss of USPEs	--	--	(420)	--	--	--	(420)

Net income (loss)	$(519)	$(77)	$(353)	$6	$497	$(407)	$(853)

Total assets as of June 30, 2003	$4,327	$618	$5,588	$6,207	$21,983	$9,088	$47,811

	Marine				Marine
For the three months ended	Vessel	Trailer	Aircraft	Railcar	Container
June 30, 2002	Leasing	Leasing	Leasing	Leasing	Leasing	Other [2]	Total

Revenues
Lease revenue	$1,319	$124	$272	$532	$1,512	$--	$3,759
Interest income and other income	--	--	--	--	--	25	25
Loss on disposition of equipment	--	--	--	--	(1)	--	(1)

Total revenues	1,319	124	272	532	1,511	25	3,783

Expenses
Operations support	604	87	2	133	17	15	858
Depreciation and amortization	310	52	--	119	1,152	7	1,640
Interest expense	--	--	--	--	--	257	257
Management fees to affiliate	66	7	--	37	76	--	186
General and administrative expenses	18	27	9	20	--	255	329
Provision for bad debts	--	--	272	11	--	--	283
Total expenses	998	173	283	320	1,245	534	3,553

Equity in net income of USPEs	5	--	7	--	--	--	12

Net income (loss)	$326	$(49)	$(4)	$212	$266	$(509)	$242

1   Includes certain assets not identifiable to a specific segment such as cash, restricted cash, deferred charges and certain prepaid expenses and other assets . Also includes certain interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative and operations support expenses.
2   Includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative and operations support expenses.
- -

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7.   Operating Segments (continued)

	Marine				Marine
For the six months ended	Vessel	Trailer	Aircraft	Railcar	Container
June 30, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other [1]	Total

Revenues
Lease revenue	$2,300	$227	$--	$948	$3,125	$--	$6,600
Interest income and other income	--	--	28	--	--	55	83
Gain on disposition of equipment	--	--	--	6	14	--	20

Total revenues	2,300	227	28	954	3,139	55	6,703

Expenses
Operations support	2,249	124	29	337	26	37	2,802
Depreciation and amortization	620	104	--	498	1,875	2	3,099
Interest expense	--	--	--	--	--	419	419
Management fees to affiliate	115	12	17	63	156	--	363
General and administrative expenses	51	53	90	72	--	415	681
Loss on impairment of equipment	--	--	--	119	--	--	119
Provision for (recovery of) bad debts	--	--	(270)	5	--	--	(265)
Total expenses	3,035	293	(134)	1,094	2,057	873	7,218

Equity in net loss of USPEs	--	--	(327)	--	--	--	(327)

Net income (loss)	$(735)	$(66)	$(165)	$(140)	$1,082	$(818)	$(842)

Equipment purchases and
capitalized improvements	$--	$--	$--	$4,274	$--	$--	$4,274

	Marine				Marine
For the six months ended	Vessel	Trailer	Aircraft	Railcar	Container
June 30, 2002	Leasing	Leasing	Leasing	Leasing	Leasing	Other [1]	Total

Revenues
Lease revenue	$2,624	$319	$543	$1,144	$3,070	$--	$7,700
Interest income and other income	--	--	--	--	--	42	42
Gain on disposition of equipment	--	--	--	--	2	--	2

Total revenues	2,624	319	543	1,144	3,072	42	7,744

Expenses
Operations support	1,397	185	4	271	35	31	1,923
Depreciation and amortization	620	104	--	237	2,304	14	3,279
Interest expense	--	--	--	--	--	509	509
Management fees to affiliate	131	16	--	82	154	--	383
General and administrative expenses	31	54	7	42	--	372	506
Provision for (recovery of) bad debts	--	10	543	(24)	--	--	529
Total expenses	2,179	369	554	608	2,493	926	7,129

Equity in net income of USPEs	31	--	4	--	--	--	35

Net income (loss)	$476	$(50)	$(7)	$536	$579	$(884)	$650

8.   Net Income (Loss) Per Weighted-Average Limited Partnership Unit

Net income (loss) per weighted-average limited partnership unit was computed by dividing net income or loss attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three and six months ended June 30, 2003 was 4,981,450. The weighted-average number of limited partnership units deemed outstanding during the three and six months ended June 30, 2002 was 4,981,450 and 4,991,809, respectively.

1   Includes certain interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative and operations support expenses.
- -

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

9.   Debt

The Partnership is a participant in a $10.0 million warehouse facility. The warehouse facility, which was scheduled to expire on June 30, 2003, was extended until September 30, 2003 during June 2003. As of June 30, 2003 and December 31, 2002, the Partnership had no borrowings outstanding under this facility.

10.   Commitments and Contingencies

In 2002, PLM Transportation Equipment Corp. Inc. (TEC), a wholly owned subsidiary of FSI, arranged for the lease or purchase of a total of 1,050 pressurized tank railcars by (i) partnerships and managed programs in which FSI serves as the general partner or manager and holds an ownership interest (Program Affiliates) or (ii) managed programs in which FSI provides management services but does not hold an ownership interest or third parties (Non-Program Affiliates). These railcars will be delivered between 2002 - 2004. A leasing company affiliated with the manufacturer will acquire approximately 70% of the railcars and lease them to a Non-Program Affiliate. The remaining 30% will either be purchased by other third parties to be managed by PLM I nternational, Inc. , or by the Program Affiliates. An affiliate of TEC will manage the leased and purchased railcars. Neither TEC nor its affiliate will be liable for these railcars. TEC estimates that the total value of purchased railcars will not exceed $26.0 million with approximately one third of the railcars being purchased in each of 2002, 2003, and 2004. As of June 30, 2003, $8.7 million in railcars had been purchased by Program Affiliates and FSI committed one Program Affiliate, other than the Partnership, to purchase $1.6 million in railcars during the remainder of 2003. Although FSI has neither determined which Program Affiliates will purchase the remaining railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

In 2003, FSI entered into three additional commitments to purchase a total of $12.1 million in railcars during 2003. While FSI has neither determined if a Program Affiliate s will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

   Notes Payable

Warehouse Credit Facility

See Note 9 for discussion of the Partnership’s debt facility.

Commitments and contingencies as of June 30, 2003 are as follows (in thousands of dollars):

Current Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Commitment to purchase railcars	$26,880	[1]	$18,438	$8,442	--	--
Notes payable	11,000		3,000	8,000	--	--
Line of credit	--		--	--	--	--

	$37,880		$21,438	$16,442	--	--

1   While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

- -

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

11.   Recent Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities’ financial statements with its own. The Partnership is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. The General Partner has not determined the impact FIN 46 will have on the financial condition or results of operation of the Partnership. The Partnership believes that the adoption of FIN 46 will not have a material effect on the financial statements.

In May 2003, FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150) establishes standards for how the Partnership classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, SFAS No. 150 requires the Partnership to classify certain instruments with specific characteristics described in it as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The General Partner does not expect that the adoption of SFAS No. 150 will have a significant impact on either its financial position or results of operations.

- -

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)   RESULTS OF OPERATIONS

Comparison of the PLM Equipment Growth & Income Fund VII’s (the Partnership’s) Operating Results for the Three Months Ended June 30, 2003 and 2002

(A)   Owned Equipment Operations

For purposes of this discussion, lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the three months ended June 30, 2003 compared to the same period of 2002. Gains or losses from the disposition of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, Loss on impairment of equipment, general and administrative expenses, and (recovery of) provision for bad debts relating to the operating segments (see Note 7 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Three Months
	Ended June 30,
	2003	2002

Marine containers	$1,505	$1,495
Railcars	402	399
Trailers	3	37
Aircraft	(26)	270
Marine vessels	(128)	715

Marine containers:   Lease revenues and direct expenses for marine containers were relatively the same at $1.5 million and $13,000 respectively, for the three months ended June 30, 2003, compared to $1.5 million and $17,000, respectively, during the same period of 2002. A significant number of the Partnership’s marine containers currently on a fixed rate lease will be switching to a lease based on utilization. The General Partner anticipates that this will result in a significant decrease in lease revenues.

Railcars:   Railcar lease revenues and direct expenses were $0.6 million and $0.2 million, respectively, for the three months ended June 30, 2003, compared to $0.5 million and $0.1 million, respectively, during the same period of 2002. Lease revenues increase of $0.2 million resulting from the purchase and lease of a fleet of railcars during the first quarter of 2003 was partially offset by a decrease of $0.2 million caused by an increase in the number of railcars off-lease compared to the same period of 2002.

Trailers:   Trailer lease revenues and direct expenses remained relatively the same at $0.1 million and $0.1 million, respectively, for the three months ended June 30, 2003 and 2002.

Aircraft:   Aircraft lease revenues and direct expenses were $-0- and $26,000, respectively, for the three months ended June 30, 2003, compared to $0.3 million and $2,000, respectively, during the same period of 2002. The decrease on lease revenues of $0.3 million was due to the Partnership’s owned aircraft being off-lease during the second quarter of 2003 compared to the same period of 2002, during which this aircraft was on-lease.

Marine vessels:   Marine vessel lease revenues and direct expenses were $1.0 million and $1.2 million, respectively, for the three months ended June 30, 2003, compared to $1.3 million and $0.6 million, respectively, during the same period of 2002. Lease revenues decreased $0.3 million during the second quarter of 2003 due to lower lease rates earned when compared to the same period of 2002. Direct expenses increased $0.6 million during the second quarter of 2003 resulting from higher repairs of $0.4 million, higher insurance premiums of $0.1 million and higher operating cost of $0.1 million compared to 2002.
- -

(B)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.2 million for the three months ended June 30, 2003 decreased from $2.7 million for the same period in 2002. Significant variances are explained as follows:

   (i)   (Recovery of) provision for bad debts decreased $0.5 million compared to 2002. A provision for bad debts of $0.3 million recorded in the second quarter of 2002 was primarily based on PLM Financial Services, Inc.’s (FSI or the General Partner’s) evaluation of the collectability of receivables related to one aircraft lessee. During 2003, the Partnership recorded a recovery of bad debts of $0.2 million due to the collection of bad debts that had been previously written off;

   (ii)   A $47,000 decrease in interest expense was due to a lower average outstanding debt balance in the second quarter of 2003 compared to the same period of 2002;

   (iii)   Depreciation and amortization expenses remained relatively the same for both periods however a decrease of approximately $0.2 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned, was offset in part, by an increase of $0.2 million resulting from the purchase of a fleet of railcars during 2003; and

   (iv)   A $40,000 increase in general and administrative expenses due to an increase in administrative services costs during 2003.

(C)   Net Gain on Disposition of Owned Equipment

The net gain on disposition of owned equipment for the second quarter of 2003 totaled $4,000, and resulted from the sale of marine containers and railcars with a net book value of $27,000 for proceeds of $31,000.

(D)   Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities (USPEs)

Equity in net income (loss) of USPEs represents the Partnership's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

	For the Three Months
	Ended June 30,
	2003	2002

Aircraft	$(420)	$7
Marine vessel	--	5
Equity in net income (loss) of USPEs	$(420)	$12

The following USPE discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation expense, direct expenses, administrative expenses and loss on impairment of equipment in the USPEs:

Aircraft: As of June 30, 2003 and 2002, the Partnership owned an interest in trusts that owned three commercial aircraft. During the three months ended June 30, 2003, lease revenues of $0.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.4 million and the loss on impairment of $0.5 million. During the same period of 2002, lease revenues of $0.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.5 million.

The decrease in direct expenses of $0.1 million during the second quarter of 2003 was caused by the lower administrative expenses compared to 2002. This decrease was offset by an $0.5 million increase in the loss on impairment of equipment resulting from the reduction of the carrying value of a Boeing 737-300 commercial aircraft to it’s estimated fair value. No impairment of equipment was required during the second quarter of 2002.

Marine vessel: As of June 30, 2002 the Partnership had sold its interest in an entity that owned a marine vessel.

(E)   Net Income (Loss)

As a result of the foregoing, the Partnership had net loss of $0.9 million for the three months ended June 30, 2003, compared to net income of $0.2 million during the same period of 2002. The Partnership's ability to acquire, operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the second quarter of 2003 is not necessarily indicative of future periods.

Comparison of the Partnership’s Operating Results for the Six Months Ended June 30, 2003 and 2002

(A)   Owned Equipment Operations

Lease revenues less direct expenses on owned equipment decreased during the six months ended June 30, 2003 compared to the same period of 2002. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Six Months
	Ended June 30,
	2003	2002

Marine containers	$3,099	$3,035
Railcars	611	873
Trailers	103	134
Marine vessels	51	1,227
Aircraft	(29)	539

Marine containers:   Lease revenues and direct expenses for marine containers were relatively the same at $3.1 million and $26,000 respectively, for the six months ended June 30, 2003, compared to $3.1 million and $38,000, respectively, during the same period of 2002. A significant number of the Partnership’s marine containers currently on a fixed rate lease will be switching to a lease based on utilization. The General Partner anticipates that this will result in a significant decrease in lease revenues.

Railcars:   Railcar lease revenues and direct expenses were $0.9 million and $0.3 million, respectively, for the six months ended June 30, 2003, compared to $1.1 million and $0.3 million, respectively, during the same period of 2002. During the six months ended June 30, 2003, the decrease in lease revenues of $0.4 million caused by an increase in the number of off-lease railcars was partially offset, by an increase of $0.2 million resulting from the purchase and lease of a fleet of railcars during 2003.

Trailers:   Trailer lease revenues and direct expenses were $0.2 million and $0.1 million, respectively, for the six months ended June 30, 2003, compared to $0.3 million and $0.2 million, respectively, during the same period of 2002. The decrease in trailer lease revenues of $0.1 million was due to a decrease in earnings from utilization when compared to the same period of 2002. The decrease of $0.1 million in trailer direct expenses was due to a decrease in the repairs and maintenance.

Marine vessels:   Marine vessel lease revenues and direct expenses were $2.3 million and $2.2 million, respectively, for the six months ended June 30, 2003, compared to $2.6 million and $1.4 million, respectively, during the same period of 2002. Lease revenues decreased $0.3 million during the six months ended June 30, 2003 due to lower lease rates earned when compared to the same period of 2002. Direct expenses increased $0.9 million during the second quarter of 2003 resulting from higher repairs of $0.6 million, higher insurance premiums of $0.1 million and higher operating cost of $0.1 million compared to 2002.

Aircraft:   Aircraft lease revenues and direct expenses were $-0- and $29,000, respectively, for the six months ended June 30, 2003, compared to $0.5 million and $4,000, respectively, during the same period of 2002. The decrease on lease revenues of $0.5 million was due to the Partnership’s owned aircraft being off-lease during the six months ended June 30, 2003 compared to the same period of 2002, during which this aircraft was on-lease.
- -

(B)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $4.5 million for the six months ended June 30, 2003 decreased from $5.2 million for the same period in 2002. Significant variances are explained as follows:

   (i)   (Recovery of) provision for bad debts decreased $0.8 million compared to 2002. A provision for bad debts of $0.5 million recorded in the six months ended June 30, 2002 was primarily based on the General Partner’s evaluation of the collectability of receivables related to one aircraft lessee. During 2003, the Partnership recorded a recovery of bad debts of $0.3 million due to the collection of bad debts that had been previously written off;

   (ii)   A $0.2 million decrease in depreciation and amortization expenses from 2002 levels reflects the decrease of approximately $0.5 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned off set, in part, by an increase of $0.3 million resulting from the purchase of a fleet of railcars during 2003;

   (iii)   A $0.1 million decrease in interest expense was due to a lower average outstanding debt balance in the six months ended June 30, 2003 compared to the same period of 2002;

   (iv)   A $0.1 million increase in the loss on impairment of equipment resulted from the Partnership reducing the carrying value of 26 railcars to their estimated fair value during the six months ended June 30, 2003. No impairment of equipment was required during the six months ended June 30, 2002; and

   (v)   A $0.2 million increase in general and administrative expenses due to an increase of $0.1 million in administrative services costs and an increase of $0.1 million in professional services during 2003.

(C)   Interest and Other Income

Interest and other income increased $13,000 due to higher cash balances and increased $28,000 due to earnings from an outstanding note receivable in the six months ended June 30, 2003 compared to the same period of 2002.

(D)   Gain on Disposition of Owned Equipment

The gain on disposition of owned equipment for the six months ended June 30, 2003 totaled $20,000, and resulted from the sale of marine containers and railcars with a net book value of $0.1 million for proceeds of $0.1 million. The gain on disposition of equipment for the six months ended June 30, 2002 totaled $2,000 and resulted from the sale of marine containers with a net book value of $6,000 for $8,000.

(E)   Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Equity in net income (loss) of USPEs represents the Partnership's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

	For the Six Months
	Ended June 30,
	2003	2002

Aircraft	$(327)	$4
Marine vessel	--	31
Equity in net income (loss) of USPEs	$(327)	$35

The following USPE discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation expense, direct expenses, administrative expenses and loss on impairment of equipment in the USPEs:

Aircraft: As of June 30, 2003 and 2002, the Partnership owned an interest in trusts that owned three commercial aircraft. During the six months ended June 30, 2003, lease revenues of $1.0 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.8 million and a loss on impairment of equipment of $0.5 million. During the same period of 2002, lease revenues of $1.0 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.0 million.

A decrease in direct expenses during the six months ended June 30, 2003 was caused by lower administrative expenses of $0.1 million and lower depreciation expense of $0.1 million caused by the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned compared to 2002. This decrease was offset by an $0.5 million increase in the loss on impairment of equipment resulting from the reduction of the carrying value of a Boeing 737-300 commercial aircraft to it’s estimated fair value. No impairment of equipment was required during the second quarter of 2002.

Marine vessel: As of June 30, 2002 the Partnership had sold its interest in an entity that owned a marine vessel.

(F)   Net Income (Loss)

As a result of the foregoing, the Partnership had net loss of $0.8 million for the six months ended June 30, 2003, compared to net income of $0.7 million during the same period of 2002. The Partnership's ability to acquire, operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the six months ended June 30, 2003 is not necessarily indicative of future periods.

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

The General Partner believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Partnership's financial statements:

Revenue recognition: Lease revenues are earned by the Partnership monthly and no significant amounts are calculated on factors other than the passage of time. The Partnership’s leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred.

Asset lives and depreciation methods: The Partnership’s primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The General Partner has chosen asset lives that it believes correspond to the economic life of the related asset. The General Partner has chosen a deprecation method that it believes matches the benefit to the Partnership from the asset with the associated costs. These judgments have been made based on the General Partner’s expertise in each equipment segment that the Partnership operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential future cash flows from the asset to the Partnership, the Partnership would be required to record an impairment loss. Likewise, if the net book value of the asset was less than the economic value, the Partnership may record a gain on sale upon final disposition of the asset.

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

(III)   FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the six months ended June 30, 2003, the Partnership generated operating cash of $2.6 million to meet its operating obligations, purchase additional equipment, pay debt and interest payments and maintain working capital reserves.

During the six months ended June 30, 2003, the Partnership purchased a fleet of railcars for $4.1 million and paid FSI $0.2 million for acquisition fees and $41,000 for lease negotiation fees. The Partnership also disposed of owned equipment for proceeds of $0.1 million.

Accounts and note receivable increased $0.5 million in the six months ended June 30, 2003. An increase of $0.6 million was due to the timing of lease receipts and an increase of $0.3 million was due to repairs to a marine vessel that are reimbursable. These increases were partially offset by a decrease in the allowance for bad debts of $0.1 million due to the collection of bad debts previously written-off and the collection of $0.3 million on note receivable.

Investments in USPEs decreased $1.2 million during the six months ended June 30, 2003 due to cash distributions of $0.9 million from the USPEs to the Partnership and by the loss of $0.3 million that was recorded by the Partnership for its equity interests in the USPEs.

Deferred charges increased $41,000 due to the payment of lease negotiation fees to FSI.

Accounts payable increased $0.2 million during the six months ended June 30, 2003 due to the timing of cash payments.

The Partnership is scheduled to make an annual debt payment of $3.0 million to the lenders of the notes payable on December 31, 2003. The cash for this payment will come from operations and proceeds from equipment dispositions.

The Partnership is a participant in a $10.0 million warehouse facility. The warehouse facility is shared by the Partnership, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, Professional Lease Management Income Fund I, LLC and Acquisub LLC, a wholly owned subsidiary of PLM International Inc. (PLMI). The facility provides for financing up to 100% of the cost of the equipment and expires on September 30, 2003. Any borrowings by the Partnership are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than September 30, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower’s option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. The Partnership is not liable for the advances made to other borrowers.

As of  August 13, 2003, Acquisub LLC had outstanding borrowings on the warehouse facility of $2.5 million. There were no other outstanding borrowings on this facility by the Partnership or any of the other eligible borrowers.

PLM Transportation Equipment Corp. Inc. (TEC), a wholly owned subsidiary of FSI, arranged for the lease or purchase of a total of 1,050 pressurized tank railcars by (i) partnerships and managed programs in which FSI serves as the general partner or manager and holds an ownership interest (Program Affiliates) or (ii) managed programs in which FSI provides management services but does not hold an ownership interest or third parties (Non-Program Affiliates). These railcars will be delivered between 2002 - 2004. A leasing company affiliated with the manufacturer will acquire approximately 70% of the railcars and lease them to a Non-Program Affiliate. The remaining 30% will either be purchased by other third parties to be managed by PLMI, or by the Program Affiliates. An affiliate of TEC will manage the leased and purchased railcars. Neither TEC nor its affiliate will be liable for these railcars. TEC estimates that the total value of purchased railcars will not exceed $26.0 million with approximately one third of the railcars being purchased in each of 2002, 2003, and 2004. As of  August 13, 2003, $8.7 million in railcars had been purchased by Program Affiliates and FSI committed one Program Affiliate, other than the Partnership, to purchase $1.6 million in railcars during the remainder of 2003. Although FSI has neither determined which Program Affiliates will purchase the remaining railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

In 2003, FSI entered into three additional commitments to purchase a total of $12.1 million in railcars during 2003. While FSI has neither determined if a Program Affiliate s will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

Commitments and contingencies as of August 13, 2003 are as follows (in thousands of dollars):

Current Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Commitment to purchase railcars	$26,880	1	$18,438	$8,442	$--	--
Notes payable	11,000		3,000	8,000	--	--
Line of credit	--		--	--	--	--

	$37,880		$21,438	$16,442	--	--

(IV) RECENT ACCOUNTING PRONOUNCEMENT S

In January 2003, Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities’ financial statements with its own. The Partnership is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. The General Partner has not determined the impact FIN 46 will have on the financial condition or results of operation of the Partnership. The Partnership believes that the adoption of FIN 46 will not have a material effect on the financial statements.

In May 2003, FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150) establishes standards for how the Partnership classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, SFAS No. 150 requires the Partnership to classify certain instruments with specific characteristics described in it as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The General Partner does not expect that the adoption of SFAS No. 150 will have a significant impact on either its financial position or results of operations.

1   While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.
- -

In May 2003, FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150) establishes standards for how the Partnership classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, SFAS No. 150 requires the Partnership to classify certain instruments with specific characteristics described in it as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The General Partner does not expect that the adoption of SFAS No. 150 will have a significant impact on either its financial position or results of operations.
- -

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

Other factors affecting the Partnership’s contribution operations during the remainder of 2003 and beyond include:

(1)   Starting in 2003 and continuing through 2004, a significant number of the Partnership’s marine containers currently on a fixed rate lease will be switching to a lease based on utilization. The General Partner anticipates that this will result in a significant decrease in lease revenues;

(2)   Signs of economic recovery in the railcar segment continue to be mixed. Total industrial production rose in May for the first time in three months and Leading Economic Indicators remain positive. However, costs in the fertilizer industry have remained high, putting pressure on the profitability of ammonia producers, a key market segment for the demand of the types of railcars which are the core of Partnership's fleet. As manufacturing recovers, chemical and allied products carloadings are generally forecast to grow between 1% and 3% in the third and fourth quarters of 2003. North American railcar manufacturing capacity utilization, as reported informally by the manufacturers themselves, continues to increase and lead times are extending. Full service leasing has been on a slightly positive trend since the third quarter of 2002. The speed of recovery in lease rates will continue to be discounted as long as shippers have owned idle railcars in their fleet;

(3)   Utilization of intermodal trailers owned by the Partnership was 52% in the three months ended June 30, 2003 which was approximately 3% below the three months ended June 30, 2002.  Industry-wide utilization of intermodal trailers was 46% in the three months ended June 30, 2003 compared to 51% in the same period of 2002.  As the Partnership's trailers are smaller than many shippers prefer, the General Partner expects utilization to have little opportunity to increase over the next few years;

(4)   Market demand for new and used aircraft has been severely impacted by the poor financial condition of the airline industry caused by lower passenger travel following the events of September 11, 2001, a weak domestic eco no my 1 and the war in Iraq. The General Partner believes that there is a significant oversupply of commercial aircraft available, that has caused a decrease in aircraft fair market values and that this oversupply will continue for some time. The General Partner does not expect these aircraft to return to their pre-September 11, 2001 values. During 2003, severe acute respiratory syndrome (SARS) has had a dramatic effect on passenger travel to countries in Asia and to certain extent, Canada . If this trend continues, it is possible that passenger travel will be reduced further.

During 2001, the lessee of a Stage II Boeing 737-200 commercial aircraft notified the General Partner of its intention to return this aircraft and stopped making lease payments. During October 2002, the General Partner reached an agreement with the lessee of this aircraft for the past due lease payments. The lessee made an initial payment during October 2002, to be followed by 23 equal monthly installments beginning in November 2002. Unpaid outstanding amounts will accrue interest at a rate of 5%. The balance outstanding at June 30, 2003 was $0.9 million. Due to the uncertainty of ultimate collection, the General Partner will continue to fully reserve the unpaid outstanding balance less the security deposit from this lessee. As of August 13, 2003, the lessee was current with all the installment payments due to the Partnership except for the installment payment due during August.

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

The Partnership currently has one Boeing 737 commercial aircraft off-lease. This aircraft is in excess of 25 years of age. Due to the age of this aircraft and the economic condition of the airline industry, this aircraft will be difficult to remarket and may be off-lease for a considerable period of time; and

(5)   The General Partner has seen an increase in its insurance premiums on its equipment portfolio and is finding it more difficult to find an insurance carrier with which to place the coverage. Premiums for aircraft have increased over 50% and for other types of equipment the increases have been over 25%. The increase in insurance premiums caused by the increased rate will be partially mitigated by the reduction in the value of the Partnership’s equipment portfolio caused by the events of September 11, 2001 and other economic factors. The General Partner has also experienced an increase in the deductible required to obtain coverage. This may have a negative impact on the Partnership in the event of an insurance claim; and

(6)   As a result of the increase in off-lease equipment, the General Partner expects the Partnership will incur higher remarketing and storage costs during the remainder of 2003.

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

The Partnership intends to use cash flow from operations to satisfy its operating requirements, purchase additional equipment, pay loan principal and interest on debt, and pay cash distributions to the partners.

(VI)   FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, this Form 10-QSB contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership’s plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the collection of the Partnership’s contracted rents, the realization of residual proceeds, and future economic conditions. The Partnership’s actual results could differ materially from those discussed here.
- -

ITEM 3.   CONTROLS AND PROCEDURES

Limitations on the Effectiveness of Controls

The General Partner’s management, including it’s President and Chief Accounting Officer (CAO), does not expect that our internal controls or disclosure control will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud, if any, within the Partnership have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Notwithstanding the forgoing limitations, we believe that our internal controls and disclosure control provide reasonable assurances that the objectives of our control system are met.

Quarterly Evaluation of the Partnership ’s Disclosure Controls and Internal Controls

(1)   Within the 90-day period prior to the filing of this report, the General Partner carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including it’s President and CAO, of the effectiveness of the design and operation of the Partnership ’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and CAO concluded that the Partnership’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership’s required to be included in the Partnership ’s exchange act filings.

(2)   There have been no significant changes in the Partnership’s internal controls or in other factors which could significantly affect internal controls subsequent to the date of the General Partner carried out its evaluations.

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

- -

PART II -- OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

10.1   Fifth amendment to the Warehouse Credit Agreement, dated June 30, 2003.

   (b)   Reports on Form 8-K

Report dated June 5, 2003 announcing the engagement of Ernst & Young LLP as the Partnership’s auditors and the dismissal of Deloitte & Touche LLP.

- -

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

Date:  August 13, 2003         By:   /s/ James A. Coyne
   James A. Coyne
   President

- -

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

Date:  August 13, 2003         By:   /s/ Richard K Brock
   Richard K Brock
   Chief Financial Officer
   (Principal Financial Officer)

- -

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   PLM EQUIPMENT GROWTH & INCOME FUND VII

   By:    PLM Financial Services, Inc.
   General Partner

Date:  August 13, 2003            By:   /s/ Richard K Brock
   Richard K Brock
   Chief Financial Officer

CERTIFICATION

The undersigned hereby certifies, in his capacity as an officer of the General Partner of PLM Equipment Growth & Income Fund VII (the Partnership), that the Quarterly Report of the Partnership on Form 10-QSB for the period ended June 30, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.

   PLM EQUIPMENT GROWTH & INCOME FUND VII

   By:    PLM Financial Services, Inc.
   General Partner

Date:  August 13, 2003           By:   /s/ James A. Coyne
   James A. Coyne
   President

Date:  August 13, 2003           By:   /s/ Richard K Brock
   Richard K Brock
   Chief Financial Officer