Form 10QSB
period 2003-09-30
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 2003-11-13
CIK 895234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-QSB

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal quarter ended September 30, 2003

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

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)

September 30,		December 31,
	2003	2002

Assets

Equipment held for operating leases, at cost	$85,159	$79,849
Less accumulated depreciation	(54,491)	(49,918)

Net equipment	30,668	29,931

Cash and cash equivalents	10,062	9,339
Restricted cash	60	60
Accounts and note receivable, less allowance for doubtful
accounts of $958 in 2003 and $1,133 in 2002	2,214	1,769
Investments in unconsolidated special-purpose entities	5,166	6,757
Deferred charges, net of accumulated amortization
of $481 in 2003 and $454 in 2002	129	98
Prepaid expenses and other assets	228	370

Total assets	$48,527	$48,324

Liabilities and partners’ capital

Liabilities:
Accounts payable and accrued expenses	$1,453	$221
Due to affiliates	1,075	847
Lessee deposits and reserve for repairs	1,111	1,249
Notes payable	11,000	11,000

Total liabilities	14,639	13,317

Commitments and contingencies

Partners' capital:
Limited partners (4,981,450 limited partnership units)	33,888	35,007
General Partner	--	--

Total partners' capital	33,888	35,007

Total liabilities and partners’ capital	$48,527	$48,324

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands of dollars, except weighted-average unit amounts)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues

Lease revenue	$3,445	$3,820	$10,045	$11,520
Interest and other income	29	32	112	74
Gain on disposition of equipment	14	44	28	46
Loss on disposition of equipment	(11)	--	(5)	--
Total revenues	3,477	3,896	10,180	11,640

Expenses

Depreciation and amortization	1,620	1,631	4,719	4,898
Repairs and maintenance	478	500	1,908	1,303
Equipment operating expense	602	435	1,595	1,301
Insurance expense	185	120	564	374
Management fees to affiliate	189	188	552	571
Interest expense	212	261	631	782
General and administrative expenses
to affiliates	49	22	106	186
Other general and administrative expenses	349	380	973	722
Loss on impairment of equipment	286	--	405	--
(Recovery of) provision for bad debts	(114)	235	(379)	764
Total expenses	3,856	3,772	11,074	10,901

Equity in net income (loss) of unconsolidated
special-purpose entities	102	84	(225)	119

Net (loss) income	$(277)	$208	$(1,119)	$858

Partners' share of net (loss) income

Limited partners	$(277)	$208	$(1,119)	$858
General Partner	--	--	--	--

Total	$(277)	$208	$(1,119)	$858

Limited partners’ net (loss) income per
weighted-average limited partnership unit	$(0.06)	$0.04	$(0.22)	$0.17

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the period from December 31, 2002 to September 30, 2003
(in thousands of dollars)
(unaudited)

	Limited Partners	General Partner	Total

Partners' capital as of December 31, 2002	$35,007	$--	$35,007

Net loss	(1,119)	--	(1,119)

Partners' capital as of September 30, 2003	$33,888	$--	$33,888

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)
For the Nine Months Ended September 30,
	2003	2002

Operating activities

Net (loss) income	$(1,119)	$858
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Depreciation and amortization	4,719	4,898
Amortization of debt placement fees	19	19
(Recovery of) provision for bad debts	(379)	764
Loss on impairment of equipment	405	--
Net gain on disposition of equipment	(23)	(46)
Equity in net loss (income) of unconsolidated special-purpose entities	225	(119)
Changes in operating assets and liabilities:
Accounts and note receivable	(66)	(663)
Prepaid expenses and other assets	142	(60)
Accounts payable and accrued expenses	1,232	307
Due to affiliates	228	173
Lessee deposits and reserve for repairs	(138)	291
Net cash provided by operating activities	5,245	6,422

Investing activities

Payments for purchase of equipment and capitalized improvements	(5,760)	(13)
Distribution from unconsolidated special-purpose entities	1,366	1,341
Payments for acquisition fees to affiliate	(259)	--
Payments for lease negotiation fees to affiliate	(57)	--
Proceeds from disposition of equipment	188	112
Net cash (used in) provided by investing activities	(4,522)	1,440

Financing activities

Increase in restricted cash	--	(183)
Canceled purchase of limited partnership units	--	84
Payment for limited partnership units	--	(778)
Net cash used in financing activities	--	(877)

Net increase in cash and cash equivalents	723	6,985
Cash and cash equivalents at beginning of period	9,339	3,129

Cash and cash equivalents at end of period	$10,062	$10,114

Supplemental information

Interest paid	$428	$509

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of PLM Equipment Growth & Income Fund VII (the Partnership) as of September 30, 2003 and December 31, 2002, the unaudited condensed statements of operations for the three and nine months ended September 30, 2003 and 2002, the unaudited condensed statements of changes in partners’ capital for the period from December 31, 2002 to September 30, 2003 and the unaudited condensed statements of cash flows for the nine months ended September 30, 2003 and 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002, on file at the Securities and Exchange Commission.

2.    Schedule of Partnership Phases

The Partnership is currently in its investment phase during which the Partnership uses cash generated from operations and proceeds from asset dispositions to purchase additional equipment. The General Partner believes these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.

The Partnership may commit its cash flow, surplus cash and equipment disposition proceeds to purchase additional equipment, consistent with the objectives of the Partnership, until December 31, 2004. The Partnership will terminate on December 31, 2013, unless terminated earlier upon sale of all equipment and by certain other events.

3.    Reclassifications

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentations. These reclassifications did not have any effect on total assets, total liabilities, partners’ capital, or net (loss) income.

4.    Transactions with General Partner and Affiliates

The balance due to affiliates as of September 30, 2003 and December 31, 2002, included $0.2 million due to PLM Financial Services, Inc. (FSI or the General Partner) and its affiliates for management fees and $0.9 million and $0.7 million due to affiliated unconsolidated special-purpose entities (USPEs), respectively.

The Partnership’s proportional share of the affiliate expenses incurred by USPEs during 2003 and 2002 is listed in the following table (in thousands of dollars):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

Management fees	$11	$28	$83	$86
Data processing and administrative
expenses	1	1	4	19

These affiliate expenses reduced the Partnership's proportional share of the equity interest in the income of USPEs.

During the nine months ended September 30, 2003, the Partnership purchased railcars and paid FSI or its affiliates $0.3 million for acquisition fees and $0.1 million for lease negotiation fees. No similar fees were paid during the same period of 2002.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

5.    Equipment

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

September 30,		December 31,
	2003	2002

Marine containers	$38,717	$38,811
Marine vessels	22,212	22,212
Rail equipment	15,035	9,615
Aircraft	5,483	5,483
Trailers	3,712	3,728
	85,159	79,849
Less accumulated depreciation	(54,491)	(49,918)

Net equipment	$30,668	$29,931

As of September 30, 2003, all owned equipment in the Partnership’s portfolio was on lease except for 144 railcars with a net book value of $2.1 million. As of December 31, 2002, all owned equipment was on lease except for a commercial aircraft and 110 railcars with a net book value of $0.5 million.

During the nine months ended September 30, 2003, the Partnership purchased railcars for $6.0 million including acquisition fees of $0.3 million. During the nine months ended September 30, 2002, the Partnership made capitalized repairs of $13,000.

During the nine months ended September 30, 2003, the Partnership disposed of marine containers, railcars and a trailer with a net book value of $0.2 million for proceeds of $0.2 million. During the nine months ended September 30, 2002, the Partnership disposed of marine containers with a net book value of $0.1 million for proceeds of $0.1 million.

Equipment held for operating leases is stated at cost less any reductions to the carrying value as required by Financial Accounting Standards Board (FASB) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FASB 144). In the nine months ended September 30, 2003, the Partnership recorded an impairment of $0.1 million to 26 owned railcars with corrosion damage and $0.3 million to 75 owned railcars with cracks in the seal weld. The General Partner determined that these railcars should be scrapped. This indicated that an impairment to these railcars may exist. The fair value of the railcars with these defects were determined by using industry expertise. No reductions were required to the carrying value of the owned equipment during the nine months ended September 30, 2002.

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

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Partnership has an interest and the Partnership’s proportional share of equity in each entity as of September 30, 2003 and December 31, 2002 (in thousands of dollars):

	TWA	TWA	Boeing
	S/N 49183	MD-82	737-300
As of September 30, 2003	Trust 1	Trust 2	Trust 3	Total

Assets
Equipment less accumulated depreciation	$--	$3,249	$9,485
Due from affiliates	--	--	2,312
Other assets	--	--	1

Total assets	$--	$3,249	$11,798

Liabilities
Accounts payable	$--	$--	$1
Due to affiliates	4	5	14
Lessee deposits and reserve for repairs	5	--	2,312

Total liabilities	9	5	2,327

Equity	(9)	3,244	9,471

Total liabilities and equity	$--	$3,249	$11,798

Partnership’s share of equity	$--	$1,653	$3,513	$5,166

	TWA	TWA	Boeing
	S/N 49183	MD-82	737-300
As of December 31, 2002	Trust 1	Trust 2	Trust 3	Total

Assets
Equipment less accumulated depreciation	$--	$4,192	$12,355
Due from affiliates	--	--	1,825
Other assets	--	--	3

Total assets	$--	$4,192	$14,183

Liabilities
Accounts payable	$1	$1	$--
Due to affiliates	5	5	7
Lessee deposits and reserve for repairs	--	--	1,825

Total liabilities	6	6	1,832

Equity	(6)	4,186	12,351

Total liabilities and equity	$--	$4,192	$14,183

Partnership’s share of equity	$--	$2,139	$4,618	$6,757

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

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6.    Investments in Unconsolidated Special-Purpose Entities (continued)

September 30, 2003 and 2002 (in thousands of dollars):

	TWA	TWA	Boeing
For the three months ended	S/N 49183	MD-82	737-300
September 30, 2003	Trust 1	Trust 2	Trust 3	Total

Revenues	$300	$300	$465
Less: Direct expenses	--	--	4
Indirect expenses	22	332	534
Net income (loss)	$278	$(32)	$(73)

Partnership’s share of net income (loss)	$139	$(19)	$(18)	$102

	TWA	TWA	Boeing
For the three months ended	S/N 49183	MD-82	737-300
September 30, 2002	Trust 1	Trust 2	Trust 3	Other	Total

Revenues	$315	$315	$465	$--
Less: Direct expenses	--	--	12	(18)
Indirect expenses	18	368	651	--

Net income (loss)	$297	$(53)	$(198)	$18

Partnership’s share of net income (loss)	$187	$(32)	$(85)	$14	$84

	TWA	TWA	Boeing
For the nine months ended	S/N 49183	MD-82	737-300
September 30, 2003	Trust 1	Trust 2	Trust 3	Total

Revenues	$925	$925	$1,395
Less: Direct expenses	(1)	(1)	11
Indirect expenses	65	1,003	1,632
Loss on impairment of equipment	--	--	1,321

Net income (loss)	$861	$(77)	$(1,569)

Partnership’s share of net income (loss)	$430	$(49)	$(606)	$(225)

	TWA	TWA	Boeing
For the nine months ended	S/N 49183	MD-82	737-300
September 30, 2002	Trust 1	Trust 2	Trust 3	Other	Total

Revenues	$945	$945	$1,395	$73
Less: Direct expenses	(1)	--	28	(18)
Indirect expenses	60	1,111	2,103	2

Net income (loss)	$886	$(166)	$(736)	$89

Partnership’s share of net income (loss)	$481	$(98)	$(309)	$45	$119

In accordance with FASB No. 144, during 2003 the General Partner recorded an impairment of $1.3 million to a Boeing 727-300 commercial aircraft in a Partnership USPE. During 2003, the oversupply of off-lease aircraft together with the deteriorating market conditions of aircraft similar to the one jointly-owned by the USPE, indicated to the General Partner that an impairment may exist. The General Partner determined the fair value of the aircraft based on the valuation given by its independent third party aircraft equipment manager that considered, among other factors, expected income to be earned from the asset, condition of the aircraft, estimated sales proceeds and holding costs excluding interest. No reductions were required to the carrying value of the remaining jointly-owned equipment during the nine months ended September 30, 2002.

As of September 30, 2003 and December 31, 2002, all jointly-owned equipment in the Partnership’s USPE portfolio was on lease.
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

The following tables present a summary of the operating segments (in thousands of dollars):

	Marine				Marine
For the three months ended	Vessel	Trailer	Aircraft	Railcar	Container
September 30, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other 1	Total

Revenues
Lease revenue	$1,290	$114	$--	$507	$1,534	$--	$3,445
Interest income and other income	--	--	10	--	--	19	29
(Loss) gain on disposition of equipment	--	--	--	(11)	14	--	3

Total revenues	1,290	114	10	496	1,548	19	3,477

Expenses
Operations support	977	53	1	198	16	20	1,265
Depreciation and amortization	310	52	--	322	936	--	1,620
Interest expense	--	--	--	--	--	212	212
Management fees to affiliate	64	6	11	31	77	--	189
General and administrative expenses	27	31	122	63	--	155	398
Loss on impairment of equipment	--	--	--	286	--	--	286
(Recovery of) provision for bad debts	--	--	(164)	50	--	--	(114)
Total expenses	1,378	142	(30)	950	1,029	387	3,856

Equity in net income of USPEs	--	--	102	--	--	--	102

Net (loss) income	$(88)	$(28)	$142	$(454)	$519	$(368)	$(277)

Equipment purchases and
capitalized improvements	$--	$--	$--	$1,670	$--	$--	$1,670

Acquisition fees to affiliate	$--	$--	$--	$75	$--	$--	$75

Total assets as of September 30, 2003	$3,888	$596	$5,244	$7,338	$20,987	$10,474	$48,527

	Marine				Marine
For the three months ended	Vessel	Trailer	Aircraft	Railcar	Container
September 30, 2002	Leasing	Leasing	Leasing	Leasing	Leasing	Other 2	Total

Revenues
Lease revenue	$1,335	$133	$271	$506	$1,575	$--	$3,820
Interest income and other income	--	--	--	--	--	32	32
Gain on disposition of equipment	--	--	--	--	44	--	44

Total revenues	1,335	133	271	506	1,619	32	3,896

Expenses
Operations support	720	124	2	176	17	16	1,055
Depreciation and amortization	310	53	--	118	1,150	--	1,631
Interest expense	--	--	--	--	--	261	261
Management fees to affiliate	67	8	--	36	77	--	188
General and administrative expenses	19	29	7	33	--	314	402
Provision for (recovery of) bad debts	--	--	238	(3)	--	--	235
Total expenses	1,116	214	247	360	1,244	591	3,772

Equity in net income of USPEs	14	--	70	--	--	--	84

Net income (loss)	$233	$(81)	$94	$146	$375	$(559)	$208

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

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7.    Operating Segments (continued)

	Marine				Marine
For the nine months ended	Vessel	Trailer	Aircraft	Railcar	Container
September 30, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other 1	Total

Revenues
Lease revenue	$3,590	$341	$--	$1,455	$4,659	$--	$10,045
Interest income and other income	--	--	38	--	--	74	112
(Loss) gain on disposition of equipment	--	--	--	(5)	28	--	23

Total revenues	3,590	341	38	1,450	4,687	74	10,180

Expenses
Operations support	3,226	177	30	535	42	57	4,067
Depreciation and amortization	930	156	--	820	2,811	2	4,719
Interest expense	--	--	--	--	--	631	631
Management fees to affiliate	179	18	28	94	233	--	552
General and administrative expenses	78	84	212	135	--	570	1,079
Loss on impairment of equipment	--	--	--	405	--	--	405
(Recovery of) provision for bad debts	--	--	(434)	55	--	--	(379)
Total expenses	4,413	435	(164)	2,044	3,086	1,260	11,074

Equity in net loss of USPEs	--	--	(225)	--	--	--	(225)

Net (loss) income	$(823)	$(94)	$(23)	$(594)	$1,601	$(1,186)	$(1,119)

Equipment purchases and
capitalized improvements	$--	$--	$--	$5,760	$--	$--	$5,760

Acquisition fees to affiliate	$--	$--	$--	$259	$--	$--	$259

	Marine				Marine
For the nine months ended	Vessel	Trailer	Aircraft	Railcar	Container
September 30, 2002	Leasing	Leasing	Leasing	Leasing	Leasing	Other 1	Total

Revenues
Lease revenue	$3,959	$452	$814	$1,650	$4,645	$--	$11,520
Interest income and other income	--	--	--	--	--	74	74
Gain on disposition of equipment	--	--	--	--	46	--	46

Total revenues	3,959	452	814	1,650	4,691	74	11,640

Expenses
Operations support	2,117	309	6	447	52	47	2,978
Depreciation and amortization	930	157	--	355	3,454	2	4,898
Interest expense	--	--	--	--	--	782	782
Management fees to affiliate	198	24	--	118	231	--	571
General and administrative expenses	50	83	14	75	--	686	908
Provision for (recovery of) bad debts	--	10	781	(27)	--	--	764
Total expenses	3,295	583	801	968	3,737	1,517	10,901

Equity in net income of USPEs	45	--	74	--	--	--	119

Net income (loss)	$709	$(131)	$87	$682	$954	$(1,443)	$858

Equipment capitalized improvements	$--	$--	$--	$13	$--	$--	$13

8.    Net (Loss) Income Per Weighted-Average Limited Partnership Unit

Net (loss) income per weighted-average limited partnership unit was computed by dividing net income or loss attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three and nine months ended September 30, 2003 was 4,981,450. The weighted-average number of limited partnership units deemed outstanding during the three and nine months ended September 30, 2002 was 4,981,450 and 4,988,318, respectively.

1    Includes certain interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative and operations support expenses.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

9.    Debt

The Partnership is a participant in a $10.0 million warehouse facility. The warehouse facility, which was scheduled to expire on September 30, 2003, was extended until December 31, 2003 during September 2003. As of September 30, 2003 and December 31, 2002, the Partnership had no borrowings outstanding under this facility.

10.    Commitments and Contingencies

FSI arranged for the lease or purchase of up to 1,050 railcars with a delivery date between 2002 and 2004. FSI anticipates that 735 of these railcars will be leased by an entity other than the Partnership. The remaining 315 railcars costing approximately $23 million, will be purchased by FSI, the Partnership or an affiliated program. As of September 30, 2003, approximately 66% of these railcars have been purchased by FSI or an affiliated program for approximately $15 million. The remaining 34% of these railcars will be purchased in 2004. While FSI has not determined if the Partnership will purchase either the railcars originally purchased by FSI or any of the railcars remaining to be purchased under the agreement, it is possible the Partnership may purchase some railcars.

At September 30, 2003, railcars with an original equipment cost of $16.2 million were owned by FSI, some of which were purchased under the above described commitment. While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

Commitments and contingencies as of September 30, 2003 are as follows (in thousands of dollars):

		Less than	1-3	4-5	After 5
Current Obligations	Total	1 Year	Years	Years	Years

Commitment to purchase railcars	$23,539	[1] $16,159	$7,380	$--	$--
Notes payable	11,000	3,000	8,000	--	--
Line of credit	--	--	--	--	--

	$34,539	$19,159	$15,380	--	$--

11.    Recent Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a "variable interest," commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a "variable interest entity," commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities’ financial statements with its own. The Partnership is required to perform this assessment by December 31, 2003 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. The General Partner has not completed its analysis and has not concluded on the impact that FIN 46 will have.

1    While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

11.    Recent Accounting Pronouncements (continued)

In May 2003, FASB issued Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150) which establishes standards for how the Partnership classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard was to be effective for the Partnership’s quarter ending September 30, 2003. In October 2003, however, the FASB deferred the application of SFAS No. 150 indefinitely.

In September 2001, the Accounting Standards Executive Committee (AcSEC) issued an Exposure Draft on a Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment" (the "Proposed Statement"). On September 9, 2003, AcSEC voted to approve the Proposed Statement and is expected to present it to the FASB in the first quarter of 2004. At this time, it is unclear whether the Proposed Statement will be issued or in what form. If the existing Proposed Statement is issued, it would require the Partnership to modify its accounting policy for maintenance and repairs. Such costs would no longer be accrued in advance of performing the related maintenance and repairs; rather, the Proposed Statement requires these costs to be capitalized and amortized over their estimated useful life.

12.    Subsequent Events

During October 2003, a jointly owned Boeing 737-300 commercial aircraft, in which the Partnership has a 38% interest, required an engine overhaul totaling approximately $0.9 million. The General Partner believes that there are adequate engine reserves collected from the lessee to cover the cost of the overhaul and there will be no impact to the Partnership’s statement of operations. The Partnership will reduce its balance in due to affiliates to fund its proportional share of the engine overhaul.

In addition, during October 2003, an owned marine vessel had a collision with another marine vessel. The Partnership’s marine vessel was out-of-service for 7 days undergoing repairs resulting from the collision. Repairs to the Partnership’s marine vessel were approximately $0.1 million. Pending an investigation to determine fault, the Partnership may be liable for the damage to the other marine vessel. To date, there has been no determination of fault in the collision. Should the Partnership’s marine vessel be at fault, any costs would be covered under its liability insurance policy.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)    RESULTS OF OPERATIONS

Comparison of the PLM Equipment Growth & Income Fund VII’s (the Partnership’s) Operating Results for the Three Months Ended September 30, 2003 and 2002

(A)    Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the three months ended September 30, 2003 compared to the same period of 2002. Gains or losses from the disposition of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, loss on impairment of equipment, general and administrative expenses, and (recovery of) provision for bad debts relating to the operating segments (see Note 7 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Three Months
	Ended September 30,
	2003	2002

Marine containers	$1,518	$1,558
Marine vessels	313	615
Railcars	309	330
Trailers	61	9
Aircraft	(1)	269

Marine containers:     Lease revenues and direct expenses for marine containers were $1.5 million and $16,000 respectively, for the three months ended September 30, 2003, compared to $1.6 million and $17,000, respectively, during the same period of 2002. The decrease in lease revenues of $41,000 during the third quarter of 2003 compared to the same period of 2002 was due to some of the marine containers owned by the Partnership switching from a fixed lease rate to utilization based rate resulting in lower lease revenues. Additional marine containers owned by the Partnership will be converting from a fixed term lease to one based on utilization over the next 24 months. This is expected to cause lease revenues to decline further.

Marine vessels:    Marine vessel lease revenues and direct expenses were $1.3 million and $1.0 million, respectively, for the three months ended September 30, 2003, compared to $1.3 million and $0.7 million, respectively, during the same period of 2002. Lease revenues decreased $45,000 during the third quarter of 2003 due to lower lease rates earned compared to the same period of 2002. Direct expenses increased $0.3 million during the third quarter of 2003 resulting from higher operating cost of $0.2 million, higher repairs of $0.1 million and higher insurance premiums of $34,000 and compared to 2002.

Railcars:    Railcar lease revenues and direct expenses were $0.5 million and $0.2 million, respectively, for the three months ended September 30, 2003 and 2002. Although lease revenues remained relatively the same, lease revenues increased $0.3 million resulting from the purchase and lease of railcars during 2003 offset by a decrease of $0.3 million caused by an increase in the number of railcars off-lease compared to the same period of 2002.

Trailers:    Trailer lease revenues and direct expenses remained relatively the same at $0.1 million and $0.1 million, respectively, for the three months ended September 30, 2003 and 2002. The increase in trailer contributions of $0.1 million was due to lower repairs and maintenance compared to the same period of 2002.

Aircraft:    Aircraft lease revenues and direct expenses were $-0- and $1,000, respectively, for the three months ended September 30, 2003, compared to $0.3 million and $2,000, respectively, during the same period of 2002. The decrease on lease revenues of $0.3 million was due to the Partnership’s owned aircraft being off-lease during the third quarter of 2003 compared to the same period of 2002, during which this aircraft was on-lease.

(B)    Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.6 million for the three months ended September 30, 2003 decreased from $2.7 million for the same period in 2002. Significant variances are explained as follows:

(i)    (Recovery of) provision for bad debts decreased $0.3 million compared to 2002. A provision for bad debts of $0.2 million recorded in the third quarter of 2002 was primarily based on PLM Financial Services, Inc.’s (FSI or the General Partner’s) evaluation of the collectability of receivables related to one aircraft lessee. During 2003, the Partnership recorded a recovery of bad debts of $0.2 million due to the collection of bad debts that had been previously written off partially offset by an increase in the provision for bad debts of $0.1 million based on the General Partner’s evaluation of the collectability of receivables;

(ii)    A $49,000 decrease in interest expense was due to a lower average outstanding debt balance in the third quarter of 2003 compared to the same period of 2002;

(iii)    Depreciation and amortization expenses remained relatively the same for both periods however a decrease of approximately $0.2 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned, was offset in part, by an increase of $0.2 million resulting from the purchase of railcars during 2003; and

(iv)    Loss on impairment of equipment increased $0.3 million during 2003 and resulted from the Partnership reducing the carrying value of owned tank railcars to their estimated fair value. No impairment of equipment was required during the same period in 2002.

(C)    Net Gain on Disposition of Owned Equipment

The net gain on disposition of owned equipment for the third quarter of 2003 totaled $3,000, and resulted from the sale of marine containers, railcars and a trailer with a net book value of $0.1 million for proceeds of $0.1 million. The net gain on disposition of owned equipment for the third quarter of 2002 totaled $44,000, and resulted from the sale of marine containers with a net book value of $0.1 million for proceeds of $0.1 million.

(D)    Equity in Net Income of Unconsolidated Special-Purpose Entities (USPEs)

Equity in net income of USPEs represents the Partnership's share of the net income generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income by equipment type (in thousands of dollars):

	For the Three Months
	Ended September 30,
	2003	2002

Aircraft	$102	$70
Marine vessel	--	14
Equity in net income of USPEs	$102	$84

The following USPE discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation expense, direct expenses, administrative expenses and loss on impairment of equipment in the USPEs:

Aircraft: As of September 30, 2003 and 2002, the Partnership owns an interest in three trusts that each own a commercial aircraft. During the three months ended September 30, 2003 and 2002, lease revenues of $0.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.4 million.

The increase in contribution of $32,000 during the third quarter of 2003 was caused by the lower depreciation expense caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine vessel: As of September 30, 2002 the Partnership had sold its interest in an entity that owned a marine vessel.

(E)    Net (Loss) Income

As a result of the foregoing, the Partnership had net loss of $0.3 million for the three months ended September 30, 2003, compared to net income of $0.2 million during the same period of 2002. The Partnership's ability to acquire, operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the third quarter of 2003 is not necessarily indicative of future periods.

Comparison of the Partnership’s Operating Results for the Nine Months Ended September 30, 2003 and 2002

(A)    Owned Equipment Operations

Lease revenues less direct expenses on owned equipment decreased during the nine months ended September 30, 2003 compared to the same period of 2002. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Nine Months
	Ended September 30,
	2003	2002

Marine containers	$4,617	$4,593
Railcars	920	1,203
Marine vessels	364	1,842
Trailers	164	143
Aircraft	(30)	808

Marine containers:    Lease revenues and direct expenses for marine containers were relatively the same at $4.7 million and $42,000 respectively, for the nine months ended September 30, 2003, compared to $4.6 million and $0.1 million, respectively, during the same period of 2002. A significant number of the Partnership’s marine containers currently on a fixed rate lease will switch to a lease based on utilization over the next 24 months . The General Partner anticipates that this will result in a significant decrease in lease revenues.

Railcars:    Railcar lease revenues and direct expenses were $1.5 million and $0.5 million, respectively, for the nine months ended September 30, 2003, compared to $1.7 million and $0.4 million, respectively, during the same period of 2002. During the nine months ended September 30, 2003, a decrease in lease revenues of $0.4 million caused by an increase in the number of off-lease railcars was partially offset, by an increase of $0.2 million resulting from the purchase and lease of railcars during 2003.

Marine vessels:    Marine vessel lease revenues and direct expenses were $3.6 million and $3.2 million, respectively, for the nine months ended September 30, 2003, compared to $4.0 million and $2.1 million, respectively, during the same period of 2002. Lease revenues decreased $0.4 million during the nine months ended September 30, 2003 due to lower lease rates earned on the Partnership’s two marine vessels compared to the same period of 2002. Direct expenses increased $1.1 million during the nine months ended September 30, 2003 resulting from higher repairs of $0.7 million, higher operating cost of $0.3 million and higher insurance premiums of $0.1 million compared to 2002.

Trailers:    Trailer lease revenues and direct expenses were $0.3 million and $0.2 million, respectively, for the nine months ended September 30, 2003, compared to $0.5 million and $0.3 million, respectively, during the same period of 2002. The decrease in trailer lease revenues of $0.1 million was due to a decrease in utilization compared to the same period of 2002. The decrease of $0.1 million in trailer direct expenses was due to a decrease in the repairs and maintenance resulting from reduced utilization.

Aircraft:    Aircraft lease revenues and direct expenses were $-0- and $30,000, respectively, for the nine months ended September 30, 2003, compared to $0.8 million and $6,000, respectively, during the same period of 2002. The decrease on lease revenues of $0.8 million was due to the Partnership’s owned aircraft being off-lease during the nine months ended September 30, 2003 compared to the same period of 2002, during which this aircraft was on-lease.

(B)    Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $7.1 million for the nine months ended September 30, 2003 decreased from $7.9 million for the same period in 2002. Significant variances are explained as follows:

(i)    (Recovery of) provision for bad debts decreased $1.1 million compared to 2002. A provision for bad debts of $0.8 million was recorded in the nine months ended September 30, 2002 primarily based on the General Partner’s evaluation of the collectability of receivables related to one aircraft lessee. During 2003, the Partnership recorded a recovery of bad debts of $0.4 million due to the collection of bad debts that had been previously written off partially offset by an increase in the provision for bad debts of $0.1 million based on the General Partner’s evaluation of the collectability of receivables;

(ii)    A $0.2 million decrease in depreciation and amortization expenses from 2002 levels reflects the decrease of approximately $0.6 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned offset, in part, by an increase of $0.5 million resulting from the purchase of railcars during 2003;

(iii)    A $0.2 million decrease in interest expense was due to a lower average outstanding debt balance in the nine months ended September 30, 2003 compared to the same period of 2002;

(iv)    A $0.4 million increase in the loss on impairment of equipment resulted from the Partnership reducing the carrying value of certain railcars to their estimated fair value during the nine months ended September 30, 2003. No impairment of equipment was required during the nine months ended September 30, 2002; and

(v)    A $0.2 million increase in general and administrative expenses due to an increase of $0.1 million in administrative services costs and an increase of $0.1 million in professional services during 2003.

(C)    Interest and Other Income

Interest and other income increased $38,000 primarily due to earnings from a note receivable in the nine months ended September 30, 2003 compared to the same period of 2002.

(D)    Net Gain on Disposition of Owned Equipment

Net gain on disposition of owned equipment for the nine months ended September 30, 2003 totaled $23,000, and resulted from the sale of marine containers, railcars and a trailer with a net book value of $0.2 million for proceeds of $0.2 million. The gain on disposition of owned equipment for the nine months ended September 30, 2002 totaled $46,000 and resulted from the sale of marine containers with a net book value of $0.1 million for $0.1 million.

(E)    Equity in Net (Loss) Income of Unconsolidated Special-Purpose Entities

Equity in net (loss) income of USPEs represents the Partnership's share of the net loss or income generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net (loss) income by equipment type (in thousands of dollars):

	For the Nine Months
	Ended September 30,
	2003	2002

Aircraft	$(225)	$74
Marine vessel	--	45
Equity in net (loss) income of USPEs	$(225)	$119

The following USPE discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation expense, direct expenses, administrative expenses and loss on impairment of equipment in the USPEs:

Aircraft: As of September 30, 2003 and 2002, the Partnership owns an interest in three trusts that each own a commercial aircraft. During the nine months ended September 30, 2003, lease revenues of $1.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.2 million and a loss on impairment of equipment of $0.5 million. During the same period of 2002, lease revenues of $1.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.4 million.

A decrease in depreciation expense, direct expenses, and administrative expenses during the nine months ended September 30, 2003 was caused by lower administrative expenses of $0.1 million and lower depreciation expense of $0.2 million caused by the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned compared to 2002. This decrease was offset by an $0.5 million increase in the loss on impairment of equipment resulting from the reduction of the carrying value of a Boeing 737-300 commercial aircraft to it’s estimated fair value. No impairment of equipment was required during the nine months ended September 30, 2002.

Marine vessel: As of September 30, 2002 the Partnership had sold its interest in an entity that owned a marine vessel.

(F)    Net (Loss) Income

As a result of the foregoing, the Partnership had net loss of $1.1 million for the nine months ended September 30, 2003, compared to net income of $0.9 million during the same period of 2002. The Partnership's ability to acquire, operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the nine months ended September 30, 2003 is not necessarily indicative of future periods.

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

Asset lives and depreciation methods: The Partnership’s primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The General Partner has chosen asset lives that it believes correspond to the economic life of the related asset. The General Partner has chosen a depreciation method that it believes matches the benefit to the Partnership from the asset with the associated costs. These judgments have been made based on the General Partner’s expertise in each equipment segment that the Partnership operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential future cash flows from the asset to the Partnership, the Partnership would be required to record an impairment loss. Likewise, if the net book value of the asset was less than the economic value, the Partnership may record a gain on sale upon final disposition of the asset.

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

(III)    FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the nine months ended September 30, 2003, the Partnership generated cash from operations of $5.3 million to meet its operating obligations, purchase additional equipment, pay debt and interest payments and maintain working capital reserves.

During the nine months ended September 30, 2003, the Partnership purchased railcars for $5.8 million and paid FSI $0.3 million for acquisition fees and $0.1 million for lease negotiation fees. The Partnership disposed of owned equipment for proceeds of $0.2 million during the nine months ended September 30, 2003.

Accounts and note receivable increased $0.4 million in the nine months ended September 30, 2003. An increase of $0.1 million was due to the timing of lease receipts, an increase of $0.3 million was due to repairs to a marine vessel that are reimbursable from an insurance company and by a net decrease in the allowance for bad debts of $0.4 million resulting from the collection of bad debts previously written-off. These increases were partially offset by the collection of $0.4 million on note receivable.

Investments in USPEs decreased $1.6 million during the nine months ended September 30, 2003 due to cash distributions of $1.4 million from the USPEs to the Partnership and by the loss of $0.2 million that was recorded by the Partnership for its equity interests in the USPEs.

Prepaid expenses decreased $0.1 million during 2003 due to the expense of insurance premiums during 2003 that were paid during 2002.

Deferred charges increased $31,000 due to the payment of $0.1 million in lease negotiation fees to FSI partially offset by $26,000 in amortization.

Accounts payable increased $1.2 million during the nine months ended September 30, 2003. An increase of $0.8 million was due to the over payment from a customer that was reimbursed during October, an increase of $0.2 million was due to the accrual of the interest payment due semi-annually on notes payable and a $0.2 million increase is due to the marine vessel ship manager for incurred expenses.

Lessee deposits and reserve for repairs decreased $0.1 million during the nine months ended September 30, 2003 due to payment for the dry docking for the marine vessel of $1.1 million partially offset by an increase of $0.8 million in dry dock accruals and an increase of $0.1 million in lessee security deposits.

The Partnership is scheduled to make an annual debt payment of $3.0 million to the lenders of the notes payable on December 31, 2003. The cash for this payment will come from operations and proceeds from equipment dispositions.

The Partnership is a participant in a $10.0 million warehouse facility. The warehouse facility is shared by the Partnership, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, Professional Lease Management Income Fund I, LLC and Acquisub LLC, a wholly owned subsidiary of PLM International Inc. (PLMI). The facility provides for financing up to 100% of the cost of the equipment and expires on December 31, 2003. Any borrowings by the Partnership are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than December 31, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower’s option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. The Partnership is not liable for the advances made to other borrowers.

As of August 12, November 13 , 2003, Acquisub LLC had outstanding borrowings on the warehouse facility of $10.0 million. There were no other outstanding borrowings on this facility by the Partnership or any of the other eligible borrowers.

FSI arranged for the lease or purchase of up to 1,050 railcars with a delivery date between 2002 and 2004. FSI anticipates that 735 of these railcars will be leased by an entity other than the Partnership. The remaining 315 railcars costing approximately $23 million, will be purchased by FSI, the Partnership or an affiliated program. As of September 30, 2003, approximately 66% of these railcars have been purchased by FSI or an affiliated program for approximately $15 million. The remaining 34% of these railcars will be purchased in 2004. While FSI has not determined if the Partnership will purchase either the railcars originally purchased by FSI or any of the railcars remaining to be purchased under the agreement, it is possible the Partnership may purchase some railcars.

At September 30, 2003, railcars with an original equipment cost of $16.2 million were owned by FSI, some of which were purchased from the above transaction. While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

Commitments and contingencies as of September 30, 2003 are as follows (in thousands of dollars):

		Less than	1-3	4-5	After 5
Current Obligations	Total	1 Year	Years	Years	Years

Commitment to purchase railcars	$23,539	[1] $16,159	$7,380	$--	$--
Notes payable	11,000	3,000	8,000	--	--
Line of credit	--	--	--	--	--

	$37,880	$21,438	$16,442	--	$--
Notes payable	11,000	3,000	8,000	--	--
Line of credit	--	--	--	--	--

	$34,539	$19,159	$15,380	--	$--

1  While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

(IV) RECENT ACCOUNTING PRONOUNCEMENT S

In January 2003, Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a "variable interest," commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a "variable interest entity," commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities’ financial statements with its own. The Partnership is required to perform this assessment by December 31, 2003 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. The General Partner has not completed its analysis and has not concluded on the impact that FIN 46 will have.

In May 2003, FASB issued Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150) which establishes standards for how the Partnership classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard was to be effective for the Partnership’s quarter ending September 30, 2003. In October 2003, however, the FASB deferred the application of SFAS No. 150 indefinitely.

In September 2001, the Accounting Standards Executive Committee (AcSEC) issued an Exposure Draft on a Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment" (the "Proposed Statement"). On September 9, 2003, AcSEC voted to approve the Proposed Statement and is expected to present it to the FASB in the fourth quarter of 2003. At this time, it is unclear whether the Proposed Statement will be issued or in what form. If the existing Proposed Statement is issued, it would require the Partnership to modify its accounting policy for maintenance and repairs. Such costs would no longer be accrued in advance of performing the related maintenance and repairs; rather, the Proposed Statement requires these costs to be capitalized and amortized over their estimated useful life.

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

Other factors affecting the Partnership’s contribution operations during the remainder of 2003 and beyond include:

(1)    Starting in 2003 and continuing through 2005, a significant number of the Partnership’s marine containers currently on a fixed rate lease will be switching to a lease based on utilization. The General Partner anticipates that this will result in a significant decrease in lease revenues;

(2)    Signs of economic recovery in the railcar segment continue to be mixed with some indicators showing less strength than previously forecasted. Total industrial production, the general driver of demand for railcars, is now projected to be unchanged in 2003. Chemical railcar loadings, the most important driver for the majority of the Partnership’s fleet, are now flat versus 2002 as reported by the American Association of Railroads. If manufacturing recovers, chemical and allied products carloadings are generally forecasted to grow in the fourth quarter of 2003 but not to rebound strongly until 2004. On the positive side, North American railcar manufacturing capacity utilization, as reported informally by the manufacturers themselves, continues to demonstrate the increase noted at the end of the second quarter, and lead times have extended into the second quarter of next year. The speed of recovery in lease rates continues to be dependent on the number of idle railcars in fleets owned by various shippers and leasing competitors who have been very aggressive in quoted rates compared to historical norms;

(3)    Utilization of intermodal trailers owned by the Partnership was 58% in the three months ended September 30, 2003 which was approximately 2% below the three months ended September 30, 2002. Industry-wide utilization of intermodal trailers was 50% in the three months ended September 30, 2003 compared to 52% in the same period of 2002. As the Partnership's 45' trailers are smaller than the 48' trailers that many shippers prefer, the General Partner expects utilization to have little opportunity to increase over the next few years;

(4)    Market demand for new and used aircraft has been severely impacted by the poor financial condition of the airline industry. The General Partner believes that there is a significant oversupply of commercial aircraft available, that has caused a decrease in aircraft fair market values and that this oversupply will continue for some time. The General Partner does not expect these aircraft to return to their pre-September 11, 2001 values.

During 2001, the lessee of a Stage II Boeing 737-200 commercial aircraft notified the General Partner of its intention to return this aircraft and stopped making lease payments. During October 2002, the General Partner reached an agreement with the lessee of this aircraft for the past due lease payments. The lessee made an initial payment during October 2002, to be followed by 23 equal monthly installments beginning in November 2002. Unpaid outstanding amounts will accrue interest at a rate of 5%. The balance outstanding at September 30, 2003 was $0.7 million. Due to the uncertainty of ultimate collection, the General Partner will continue to fully reserve the unpaid outstanding balance less the security deposit from this lessee. As of November 13, 2003, the lessee was current with all the installment payments due to the Partnership except for the installment payment due during November.

The General Partner considers the lessee of the Partnership’s two partially owned MD-82 commercial aircraft a significant credit risk. The lessee has restructured leases (including a $5,000 a month reduction in the lease payment for the Partnership’s aircraft) and renegotiated labor contracts. If this aircraft were to be returned prior to it’s lease expiration in 2008, the aircraft could be off-lease for a significant period of time or re-leased at a significantly lower lease rate; and

(5)    As a result of the increase in off-lease equipment, the General Partner expects the Partnership will incur higher remarketing and storage costs during the remainder of 2003.

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

The Partnership may commit its cash flow, surplus cash, and equipment sale proceeds to purchase additional equipment, consistent with the objectives of the Partnership, until December 31, 2004. The General Partner believes that these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership. Surplus funds, if any, less reasonable reserves, may be distributed to the partners. The Partnership will terminate on December 31, 2013, unless terminated earlier upon sale of all equipment and by certain other events.

The Partnership intends to use cash flow from operations to satisfy its operating requirements, purchase additional equipment, pay loan principal and interest on debt, and pay cash distributions to the partners.

The General Partner does not anticipate declaring any cash distributions to the partners until at least the end of the investment phase of the Partnership. Cash distributions when paid to the partners generally consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rent, the generation of renewal and/or re-lease rents and the residual value realized for each asset at its disposal.

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

ITEM 3.    CONTROLS AND PROCEDURES

Limitations on the Effectiveness of Controls

The General Partner’s management, including it’s President and Chief Financial Officer (C F O), does not expect that our internal controls or disclosure control will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

Quarterly Evaluation of the Partnership ’s Disclosure Controls and Internal Controls

(1)    Within the 90-day period prior to the filing of this report, the General Partner carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including it’s President and C F O, of the effectiveness of the design and operation of the Partnership ’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the President and C F O concluded that the Partnership’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership’s required to be included in the Partnership ’s exchange act filings.

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

PART II -- OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

10.10    Sixth amendment to the Warehouse Credit Agreement, dated September 30, 2003.

99.1     Certificate of President pursuant to Section 906 of Sarbanes - Oxley Act.

99.2     Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes - Oxley Act.

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

Date: November 13,2003                     By:
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

Date:November 13,2003                            By:
/s/ Richard K Brock
                    Richard K Brock
                    Chief Financial Officer
(Principal Financial Officer)