Form 10KSB
period 2003-12-31
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 2004-03-30
CIK 895234

                  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-KSB

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003.

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the transition period from to

Commission file number 0 - 26594
_______________________

PLM EQUIPMENT GROWTH & INCOME FUND VII
(Exact name of registrant as specified in its charter)

California	94 - 3168838
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

235 3 rd Street South, Suite 200
St. Petersburg, FL	33701
(Address of principal	(Zip code)
executive offices)

Registrant's telephone number, including area code: (727) 803-1800
_______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

Transitional Small Business Disclosure Format: Yes No X

The registrant's revenues for the fiscal year ended December 31, 2003 was $13,929,000.

Aggregate market value of voting stock: N/A

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(A)  Background

In December 1992, PLM Financial Services, Inc. (FSI or the General Partner), a wholly owned subsidiary of PLM International, Inc. (PLM International or PLMI), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 7,500,000 limited partnership units (the units) in PLM Equipment Growth & Income Fund VII, a California limited partnership (the Partnership, the Registrant, or EGF VII). The Partnership's offering became effective on May 25, 1993.  FSI, as General Partner, owns a 5% interest in the Partnership.  The offering of units of the Partnership closed on April 25, 1995. As of December 31, 2003, there were 4,981,450 limited partnership units outstanding. The Partnership engages in the business of investing in a diversified equipment portfolio consisting primarily of used, long-lived, low-obsolescence capital equipment that is easily transportable by and among prospective users.

The Partnership's primary objectives are:

(1)  to invest in a diversified portfolio of low-obsolescence equipment with long lives and high residual values, at prices that the General Partner believes to be below inherent values, and to place the equipment on lease or under other contractual arrangements with creditworthy lessees and operators of equipment;

(2)  to generate sufficient net operating cash flow from lease operations to meet liquidity requirements until such time as the General Partner commences the orderly liquidation of the Partnership assets, or unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events;

(3)  to increase the Partnership's revenue base by reinvesting a portion of its operating cash flow in additional equipment during the investment phase of the Partnership's operation in order to grow the size of its portfolio. Since net income and distributions are affected by a variety of factors, including purchase prices, lease rates, and costs and expenses, growth in the size of the Partnership's portfolio does not necessarily mean that in all cases the Partnership's aggregate net income and distributions will increase upon the reinvestment of operating cash flow; and

(4)  to preserve and protect the value of the portfolio through quality management, maintaining diversity, and constantly monitoring equipment markets.

The General Partner contributed $100 for its 5% general partner interest in the Partnership.

The Partnership is currently in its investment phase during which the Partnership uses cash generated from operations and proceeds from asset dispositions to purchase additional equipment. The General Partner believes these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership. The Partnership may enter into binding commitments to purchase additional equipment consistent with the objectives of the Partnership, until December 31, 2004. The Partnership will terminate on December 31, 2011, unless terminated earlier upon the sale of all of the equipment or by certain other events.

Table 1, below, lists the equipment and the original cost of equipment in the Partnership's portfolio, and the Partnership's proportional share of equipment in entities in which the Partnership has an equity investment as of December 31, 2003 (in thousands of dollars):

TABLE 1

Units	Type	Manufacturer	Cost

Owned equipment held for operating leases:

13,841	Marine containers	Various	$31,521
427	Refrigerated marine containers	Various	7,146
2	Dry-bulk marine vessels	Ishikawa Jima	22,212
284	Pressurized tank railcars	Various	8,271
168	Nonpressurized tank railcars	Various	5,500
67	Woodchip gondola railcars	National Steel	1,028
1	737-200 Stage II commercial aircraft	Boeing	5,483
242	Intermodal trailers	Various	3,712
	Total owned equipment held for operating leases		$84,873	1

Equipment owned by entities in which the Partnership has an equity investment:

0.38	737-300 Stage III commercial aircraft	Boeing	$9,095	2
0.50	MD-82 Stage III commercial aircraft	McDonnell Douglas	8,125	2
0.50	MD-82 Stage III commercial aircraft	McDonnell Douglas	7,132	2
	Total equity investments		$24,352	1

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

(B)  Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly owned subsidiary of FSI, for the management of the Partnership’s equipment. The Partnership’s management agreement with IMI is to co-terminate with the dissolution of the Partnership, unless the limited partners vote to terminate the agreement prior to that date or at the discretion of the General Partner.  IMI has agreed to perform all services necessary to manage the equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessor under the Partnership's leases. In consideration for its services and pursuant to the partnership agreement, IMI is entitled to a monthly management fee (see Notes 1 and 2 to the financial statements).

1 Includes equipment and investments purchased with the proceeds from capital contributions, undistributed cash flow from operations, and Partnership borrowings invested in equipment. Includes costs capitalized subsequent to the date of purchase, and equipment acquisition fees paid to PLM Transportation Equipment Corporation (TEC) or PLM Worldwide Management Services (WMS).

2  Jointly owned: EGF VII and an affiliated program.

(C)  Competition

(1)  Operating Leases versus Full Payout Leases

Generally, the equipment owned or invested in by the Partnership is leased out on an operating lease basis wherein the rents received during the initial noncancelable term of the lease are insufficient to recover the Partnership’s purchase price of the equipment.  The short to mid-term nature of operating leases generally commands a higher rental rate than longer-term full payout leases and offer lessees relative flexibility in their equipment commitment.  In addition, the rental obligation under an operating lease need not be capitalized on the lessee's balance sheet.

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

(D)  Demand

The Partnership currently operates in the following operating segments: marine container leasing, marine vessel leasing, railcar leasing, commercial aircraft leasing, and intermodal trailer leasing. Each equipment-leasing segment engages in short-term to mid-term operating leases to a variety of customers. Except for those aircraft leased to passenger air carriers, the Partnership’s transportation equipment is used to transport materials and commodities, rather than people.

The following section describes the international and national markets in which the Partnership’s capital equipment operates:

(1)  Marine Containers

Marine containers are used to transport a variety of types of cargo. They typically travel on marine vessels but may also travel on railroads loaded on certain types of railcars and highways loaded on a trailer.

The Partnership purchased new standard dry cargo containers from 1998 to 2000. Utilization is expected to continue in the 85 to 90% range through at least the first half of 2004. Per diem lease rates for marine containers, however, which are primarily influenced by cost of new marine containers, were flat in 2003 and well below historical levels.

Some of the Partnership’s marine containers that were originally placed on fixed rate leases from 1998-2000, converted to utilization based leases in 2003. The remaining marine containers will convert to utilization in 2005. As the market for marine containers is considerably softer than the period during which they were placed on mid-term leases, lease revenue on these containers has decreased up to 20% when the original mid-term leases expire. In 2005, approximately 7,200 or approximately 50% of the Partnership’s marine containers will come off their fixed rate leases and will convert to a utilization based leases at which time lease revenue is expected to decrease significantly.

(2)  Marine Vessels

The Partnership’s has two dry-bulk marine vessels that are on mid term fixed rate charters carrying aluminum. One marine vessel’s lease expires in 2004 and the other expires in 2005. Both of the Partnership's marine vessels are in excess of 20 years old. The current lessee has leased these marine vessels for several years and should they decide not to renew the current lease at expiration, the age of these marine vessels may limit their marketability to other potential lessees. In addition, the marine vessel coming off-lease in 2004 will require a dry dock prior to its next lease.

(3)  Railcars

(a)  Pressurized Tank Railcars

Pressurized tank railcars are used to transport liquefied petroleum gas (LPG) and anhydrous ammonia (fertilizer). The North American markets for LPG include industrial applications, residential use, electrical generation, commercial applications, and transportation. Growth prospects over the long run are good, however, within any given year, consumption is particularly influenced by the severity of winter temperatures.

Another major commodity usage area for pressure railcars is anhydrous ammonia. Within the fertilizer industry, demand is a function of several factors, including the level of grain prices, status of government farm subsidy programs, amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the United States (US) dollar. Currently, given the domestic price for natural gas, an increasing amount of anhydrous ammonia is imported rather than produced locally. These changing distribution patterns offer an opportunity for increased use of pressure railcars in new transportation corridors.

On an industry-wide basis, North American carloadings of the commodity group that includes petroleum and chemicals was flat when contrasting 2003 to 2002. Growth for 2004 carloadings is expected to be in the 2 to 3% year over year range.

Nationwide, the age of the US and Canadian pressure tank railcar fleet is advancing. The Partnership owns pressure tank railcars that are among this fleet. Approximately 10% of the industry fleet is expected to reach the maximum age allowed by regulation (40 years) in the next three years. The desirability of the railcars in the Partnership is negatively affected by the relatively high age of the fleet and related corrosion issues on foam insulated railcars. However, those railcars which do not need to be scrapped should see high levels of utilization as commodity growth driven demand is being served by a declining industry fleet size. With the high level of retirements over the next few years, the General Partner believes now is an appropriate time to purchase new railcars of this type.

Of the total fleet of 284 pressurized tank railcars, 99 of the railcars were built many years ago by a manufacturer no longer in business, 80 of which have suffered severe corrosion and are not rentable in their present condition and are uneconomic to repair. At December 31, 2003, utilization of the Partnership’s pressurized tank railcars was 46%.

(b)  General-Purpose (Nonpressurized) Tank Railcars

General purpose tank railcars are used to transport bulk liquid commodities and chemicals not requiring pressurization, such as certain petroleum products, liquefied asphalt, lubricating oils, molten sulfur, vegetable oils, and corn syrup. The overall health of the market for non-food types of commodities is closely tied to overall manufacturing activity and thus both the US and global economies. The manufacturing, automobile, and housing sectors are the largest consumers of chemicals. Also, the increased use of ethanol as a fuel additive has increased demand for this subset of general purpose railcars.

Chemicals continue to rebound along with the general economy. Also bolstering the demand for full service leased railcars is a trend by shippers to lease rather than own their equipment. At December 31, 2003, utilization of the Partnership’s nonpressurized tank railcars was 96%.

(c)  Woodchip Gondola Railcars

These railcars are used to transport woodchips from sawmills to pulp mills, where the woodchips are converted into pulp. Thus, demand for woodchip railcars is directly related to demand for paper, paper products, particleboard, and plywood. The Partnership’s 67 railcars of this type are on lease through September 2007.

(4)  Commercial Aircraft

The commercial aviation industry has been suffering from an unprecedented array of negative events during the last few years (September 11, recession, Iraq war, SARS, changes in fuel prices). As a result, many airlines have reduced their fleets creating excess supply of aircraft. The General Partner believes that demand for commercial aircraft is slowly recovering, however, it expects demand to increase first for newer more fuel efficient aircraft. Most of the Partnership’s aircraft are of older vintage and considered ‘old technology’ (including but not limited to not meeting current noise regulations in US/Europe and several other countries) for which reason the General Partner has actively sought to liquidate its positions in old technology aircraft. The General Partner believes aircraft prices have decreased to a level which may make them attractive investment opportunities. Accordingly, the Partnership may purchase aircraft in 2004.

The Partnership owns 100% of a Boeing 737-200 aircraft which is on lease through August 2005. The market for Boeing 737-200 aircraft is very soft and the credit quality of the airlines interested in this type of aircraft is poor. The Partnership also owns a 38% interest in a Boeing 737-300 aircraft which is on lease through April 2008 and 50% of two MD-82 aircraft, which are on long-term lease through the fourth quarter of 2008 to a major US carrier at above market rates.

The decrease in value of the Partnership’s aircraft since September 11, 2001 have had and will have a negative impact on the ability of the Partnership to achieve its original objectives as lower values will also result in significantly lower revenues than the Partnership has been able to achieve for these assets in the past.

(5)  Intermodal Trailers

Intermodal trailers are used to transport a variety of dry goods by rail on flatcars, usually for distances of over 400 miles. Over the past eight years, intermodal trailers have continued to be rapidly displaced by domestic containers as the preferred method of transport for such goods. This displacement occurs because railroads offer approximately 20% lower wholesale freight rates on domestic containers compared to intermodal trailers. During 2003, demand for intermodal trailers was much more depressed than historic norms. Unusually low demand occurred over the first half of the year (similar to 2002) due to a slow industry-wide economy and low rail freight rates for 53-foot domestic containers. Due to the decline in demand, shipments for the year within the intermodal pool trailer market declined approximately 2% compared to 2002. Average utilization of the entire US intermodal trailer pool fleet declined from 77% in 1999 to a record low of 49% in 2003.

The General Partner continued its aggressive marketing program in a bid to attract new customers for the Partnership’s intermodal trailers during 2003. As a result of these efforts, average utilization of the Partnership’s intermodal trailers for the year 2003 decreased 7% from 2002 to approximately 55%, 6 percentage points above the national average.

The trend towards using domestic containers instead of intermodal trailers is expected to accelerate in the future. Intermodal pool trailer shipments are forecast to decline by 10% in 2004, compared to 2003. As such, the nationwide supply of intermodal trailers is expected to have approximately 28,000 units in surplus for 2004.

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

(2)  Under US Federal Aviation Regulations, after December 31, 1999, no person shall operate an aircraft to or from any airport in the contiguous United States unless that airplane has been shown to comply with Stage III noise levels. The Partnership has one Stage II aircraft that does not meet Stage III requirements. The cost to install a hushkit to meet quieter Stage III requirements is approximately $1.5 million, depending on the type of aircraft. Currently, the Partnership’s Stage II aircraft is being leased in a country that does have these regulations;

(3)  The US Department of Transportation Hazardous Material Regulations regulates the classification and packaging requirements of hazardous materials, which apply, particularly to the Partnerships tank railcars. Per those regulations several mandated inspections and or repairs are required to be performed annually. Re-qualification inspection and repairs will be required on approximately 68 railcars during 2004. The average cost of re-qualification for jacketed tank railcars is $3,600 and $1,800 on non-jacketed railcars. The Partnership is required to re-qualify approximately 64 jacketed railcars and 4 non-jacketed railcars in 2004; and

(4)  In August 2003 the American Association of Railroads in conjunction with the Federal Railroad Administration issued Circular Letter No. CPC-1156 requiring the inspection and modification of pressure tank railcars built by North American Car Corporation with an under frame design of "AMF-ABC" by December 1, 2003. The Partnership owns approximately 283 of these railcars. The cost of inspection and retrofit is approximately $7,500. Approximately 83 railcars were deemed as uneconomical to repair and have or will be scrapped. The average disposal value is $4,500. There are approximately 49 railcars in the process of being evaluated for repair or repaired already. The General Partner estimates that 28 of these railcars will be repaired and the rest will be scrapped.

The tank car industry faces several possible regulatory events in the near future. The General Partner expects a ruling for some of the issues during 2004 and 2005 including but not limited to: the Minot North Dakota accident and non-normalized steel, constant contact side bearing retrofit and the addition of a reflector strip to railcars. At this point the General Partner cannot estimate the cost or outcome of any of these proposed programs.

As of December 31, 2003, the Partnership was in compliance with the above governmental regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased and its interest in entities that own equipment for leasing purposes. As of December 31, 2003, the Partnership owned a portfolio of transportation and related equipment and equipment owned by entities in which the Partnership has an equity investment, as described in Item 1, Table 1. The Partnership acquired equipment with the proceeds of the Partnership offering of $107.4 million through the third quarter of 1995, proceeds from the debt financing of $23.0 million, and by reinvesting a portion of its operating cash flow in additional equipment.

The Partnership maintains its principal office at 235 3 rd Street South, Suite 200, St. Petersburg, FL 33701.

ITEM 3.  LEGAL PROCEEDINGS

The Partnership is involved as plaintiff or defendant in various legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 2003.

PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant to the terms of the partnership agreement, the General Partner is entitled to 5% of the cash distributions of the Partnership. The General Partner is the sole holder of such interests. Net income is allocated to the General Partner to the extent necessary to cause the General Partner’s capital account to equal zero. The remaining interests in the profits, losses, and cash distributions of the Partnership are allocated to the limited partners. As of December 31, 2003, there were 5,411 limited partners holding units in the Partnership.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's consolidated financial statements contained in the 2003 annual report have been prepared in accordance with the requirements for a Small Business Issuer as prescribed by Regulation S-B under the Securities Exchange Act of 1934. Generally, a Small Business Issuer cannot file under Regulation S-B if its annual revenues or public float exceed $25.0 million for two consecutive years. The Partnership qualifies as a Regulation S-B filer since both its 2003 and 2002 annual revenues were less than $25.0 million and its public float has not exceeded $25.0 million. The Partnership will continue to qualify as an S-B filer through at least 2005, as its revenues for the year ended December 31, 2003 are less than $25.0 million.

(A)  Introduction

Management’s discussion and analysis of financial condition and results of operations relates to the financial statements of PLM Equipment Growth & Income Fund VII (the Partnership). The following discussion and analysis of operations focuses on the performance of the Partnership’s equipment in various segments in which it operates and its effect on the Partnership’s overall financial condition.

(B)  Results of Operations - Factors Affecting Performance

(1)  Re-leasing Activity and Re-pricing Exposure to Current Economic Conditions

The exposure of the Partnership’s equipment portfolio to re-pricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for Partnership equipment include supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of operating cash flow to the Partnership. The Partnership experienced re-leasing or re-pricing activity in 2003 for its railcar, marine container, marine vessel, aircraft and trailer portfolios.

(a)  Railcars: This equipment experienced significant re-leasing activity. Lease rates in this market are showing signs of improvement and this will lead to higher contribution to the Partnership as existing leases expire and renewal leases are negotiated.

(b)  Marine containers: Some of the Partnership’s marine containers are leased to operators of utilization-type leasing pools and, as such, are highly exposed to re-pricing activity. Starting in 2003 and continuing through 2005, a significant number of the Partnership’s marine containers currently on a fixed rate lease will be switching to a lease based on utilization. PLM Financial Services, Inc. (FSI or the General Partner) anticipates that this will result in a significant decrease in lease revenue.

(c)  Marine vessel: One of the Partnership’s owned marine vessels is on a lease that expires in 2004 and the other marine vessel is on a lease that expires in 2005 exposing them to re-leasing and re-pricing risk.

(d)  Aircraft: There continues to be an excess supply of commercial aircraft which has caused re-leasing of this aircraft difficult and at severely lower lease rates than the Partnership has been able to earn in the past. The Partnership's owned Boeing 737-200 was leased during the fourth quarter of 2003 after being off-lease almost the entire year. During 2003, the General Partner also renegotiated the existing leases of the two partially owned MD-82's and lowered the monthly lease payment 5% on each aircraft. During December 2003, the General Partner renegotiated the existing lease on the Partnership's partially owned Boeing 737-300 to extend the lease until 2008 and reduce the lease rate.

(e)  Trailers: The Partnership’s trailer portfolio operates within short-line railroad systems. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing and re-pricing activity.

(2)  Equipment Liquidations

Liquidation of Partnership owned equipment and equipment owned by entities in which the Partnership has an equity investment, unless accompanied by an immediate replacement of additional equipment earning similar rates (see Reinvestment Risk, below), represents a reduction in the size of the equipment portfolio and may result in a reduction of future operating cash flow to the Partnership.

During 2003, the Partnership disposed of owned equipment that included marine containers, railcars and a trailer for total proceeds of $0.3 million.

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

During 2002 the Partnership encountered a lessee of Stage II Boeing 737-200 commercial aircraft not performing under the terms of its lease agreement. In October 2002, the General Partner reached an agreement with this lessee for the past due lease payments. The lessee made an initial payment during October 2002, to be followed by 23 equal monthly installments beginning in November 2002. Unpaid outstanding amounts accrue interest at a rate of 5%. The balance outstanding at December 31, 2003 was $0.6 million. Due to the uncertainty of ultimate collection, the General Partner will continue to fully reserve the unpaid outstanding balance less the security deposit from this lessee and any payments received as of the filing date of this report.

As of March 29, 2004, the installment payment due from the lessee to the Partnership for March was not received. The General Partner has not yet placed the lessee into default, however, it is currently reviewing options available under the agreement.

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

Other nonoperating funds for reinvestment are generated from the sale of equipment prior to the Partnership’s planned liquidation phase, the receipt of funds realized from the payment of stipulated loss values on equipment lost or disposed of while it was subject to lease agreements, or from the exercise of purchase options in certain lease agreements. Equipment sales generally result from evaluations by the General Partner that continued ownership of certain equipment is either inadequate to meet Partnership performance goals, or that market conditions, market values, and other considerations indicate it is the appropriate time to sell certain equipment.

(5)  Equipment Valuation

In accordance with the Financial Accounting Standards Board (FASB) Statements of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying values of such assets may not be recoverable. Losses for impairment are recognized when the undiscounted cash flows estimated to be realized from a long-lived asset are determined to be less than the carrying value of the asset and the carrying amount of long-lived assets exceed its fair value. The determination of fair value for a given investment requires several considerations, including but not limited to, income expected to be earned from the asset, estimated sales proceeds, and holding costs excluding interest.

(C)  Financial Condition - Capital Resources and Liquidity

The General Partner purchased the Partnership’s initial equipment portfolio with capital raised from its initial equity offering of $107.4 million and permanent debt financing of $23.0 million. No further capital contributions from the limited partners are permitted under the terms of the Partnership’s limited partnership agreement.

The Partnership relies on operating cash flow to meet its operating obligations, make cash distributions, and increase the Partnership’s equipment portfolio.

For the year ended December 31, 2003, the Partnership generated cash from operations of $8.1 million to fund its ongoing operating obligations, purchase equipment, pay debt and interest payments and maintain working capital reserves.

During 2003, the Partnership purchased railcars for $5.8 million and paid FSI $0.3 million for acquisition fees and $0.1 million for lease negotiation fees. During the year ended December 31, 2003, the Partnership disposed of owned equipment for aggregate proceeds of $0.3 million.

Accounts and note receivable increased $0.7 million during 2003. An increase of $0.5 million was due to two insurance claims submitted on behalf of the owned marine vessels for damages incurred, an increased $0.4 million due to the timing of cash receipts and a decrease of $0.5 million in the allowance for doubtful accounts. These increases were partially offset by the collection of $0.6 million from the note receivable.

Equity investments in affiliated entities decreased $1.9 million during 2003 due to cash distributions of $1.8 million from the equity investments to the Partnership and by a loss of $0.1 million being reported by the Partnership for its equity interests in the equity investments.

Prepaid expenses decreased $46,000 during 2003 due to the expense of insurance and certain administrative expenses during 2003 that were paid during 2002.

Accounts payable increased $0.6 million during 2003. This increase was due to repairs accrued for the marine vessels resulting from $0.2 million in engine repairs, $0.1 million from a bottom crack, $0.1 million from a collision and $0.2 million due to the timing of payments to vendors.

During 2003, due to affiliates increased $0.1 million primarily due to additional engine reserves for an aircraft in an equity investment.

Lessee deposits and reserve for repairs decreased $0.1 million during 2003 due to payment for the dry docking for the marine vessel of $1.1 million partially offset by an increase of $0.9 million in dry dock accruals and an increase of $0.1 million in lessee security deposits.

The Partnership made the annual debt payment of $3.0 million to the lenders of the notes payable during 2003.

The Partnership has a remaining outstanding balance of $8.0 million on the notes payable. The remaining balance of the notes are due in two principal payments of $4.0 million on December 31, 2004 and 2005.

The Partnership is a participant in a $10.0 million warehouse facility. The warehouse facility is shared by the Partnership, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, Professional Lease Management Income Fund I, LLC and MILPI Holdings LLC (MILPI), all of which are related parties. In March 2004, MILPI reached an agreement with the lenders of the warehouse facility to extend the expiration date of the facility to December 31, 2004, reduce the amount available under this facility to $7.5 million and remove Professional Lease Management Income Fund I, LLC as a borrower. The facility provides for financing up to 100% of the cost of the equipment. Any borrowings by the Partnership are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than February 28, 2005. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower’s option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLM International, Inc. and MILPI, the parent companies of the General Partner. The Partnership is not liable for the advances made to the other borrowers.

As of March 29, 2004, there were no other outstanding borrowings on this facility by the Partnership or any of the other eligible borrower.

PLM Transportation Equipment Corp. (TEC), an affiliate of the General Partner, arranged for the lease or purchase of up to 1,050 railcars with a delivery date between 2002 and 2004. As of December 31, 2003, TEC or an affiliated program have purchased 208 railcars, at a cost of $15.3 million, and have leased 490 railcars. During 2004, TEC or an affiliated program will purchase or lease the remaining 352 railcars included in the commitment. The commitment requires a minimum of 30% of the 352 railcars to be purchased, at a cost of $7.5 million. The remaining 70% of the 352 railcars may be leased or purchased. As included in the commitment table below, the total purchase price for the 352 railcars is $25.0 million.

The remaining railcars to be purchased or leased under this commitment, with a cost of $25.0 million will be delivered in 2004 and may be purchased or leased by TEC, the Partnership, an affiliated program, or an unaffiliated third party.

At December 31, 2003, railcars with an original equipment cost of $12.8 million were owned by FSI, some of which were purchased from the above transaction. While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

In the fourth quarter of 2003, FSI exercised its option under the above agreement to purchase or lease 400 additional railcars which will be delivered in 2004 and 2005. The total cost for the purchase of all 400 railcars is approximately $28.4 million. In accordance with the agreement, up to 70% of these railcars may be leased. The Partnership, an affiliate, or unaffiliated third party may purchase or lease these railcars. While FSI has not determined which managed program will buy these railcars, it is possible that they will be purchased by the Partnership.

In the fourth quarter of 2003, FSI committed to purchase 50 sulfur railcars for $2.9 million. An affiliate of the FSI purchased these railcars in the first quarter of 2004. FSI anticipates these railcars will be sold to a managed program or an unaffiliated third party in 2004.

Commitment and contingencies as of December 31, 2003 are as follows (in thousands of dollars):

		Less than	1-3
Partnership Obligations:	Total	1 Year	Years

Notes payable	$8,000	$4,000	$4,000

Affiliate Obligations:

Commitment to purchase railcars	$66,237	$45,985	$20,252
Commitment to purchase
sulfur railcars	2,900	2,900	--
	$69,137	[1] $48,885	$20,252

1  While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital over that mentioned above.

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

Asset lives and depreciation methods: The Partnership’s primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The General Partner has chosen asset lives that it believes correspond to the economic life of the related asset. Depreciation is computed using the double-declining balance method, taking a full month's depreciation in the month of acquisition based upon estimated useful lives of 15 years for railcars and 12 years for all other equipment. The depreciation method changes to straight line when annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. The General Partner has chosen a deprecation method that it believes matches the benefit to the Partnership from the asset with the associated costs. These judgments have been made based on the General Partner’s expertise in each equipment segment that the Partnership operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential future cash flows from the asset to the Partnership, the Partnership would be required to record an impairment loss. Likewise, if the net book value of the asset was reduced by an amount greater than the economic value has deteriorated, the Partnership may record a gain on sale upon final disposition of the asset.

Impairment of long-lived assets: Whenever circumstances indicate that an impairment may exist, the General Partner reviews the carrying value of its equipment and equity investments to determine if the carrying value of the assets may not be recoverable due to current economic conditions. This requires the General Partner to make estimates related to future cash flows from each asset as well as the determination if the deterioration is temporary or permanent. If these estimates or the related assumptions change in the future, the Partnership may be required to record additional impairment charges.

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

(E)  Recent Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a "variable interest," commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a "variable interest entity," commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities’ financial statements with its own. The Partnership is required to perform this assessment by December 31, 2004 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains.

Detailed interpretations of FIN 46 continue to emerge and, accordingly, the General Partner is still in the process of evaluating its impact has not completed its analysis or concluded on the impact that FIN 46 will have on the Partnership.

(F)  Results of Operations - Year-to-Year Detailed Comparison

Comparison of the Partnership's Operating Results for the Years Ended December 31, 2003 and 2002

(a)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 2003, compared to 2002. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, impairment loss on equipment, interest expense, and general and administrative expenses relating to the operating segments (see Note 5 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment.

The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Years Ended
	December 31,
	2003	2002

Marine containers	$6,152	$6,225
Railcars	1,193	1,411
Marine vessels	677	2,425
Trailers	356	238
Aircraft	65	894

Marine containers:  Lease revenues and direct expenses for marine containers were relatively the same at $6.2 million and $0.1 million respectively, for the year ended December 31, 2003, compared to $6.3 million and $0.1 million, respectively, during the same period of 2002. The decrease in lease revenues of $0.1 million during the year ended December 31, 2003 was due to certain marine containers owned by the Partnership switching from a fixed lease rate to utilization based rate resulting in lower lease revenues. A significant number of the Partnership’s marine containers currently on a fixed rate lease will switch to a lease based on utilization over the next 24 months. The General Partner anticipates that this will result in a significant decrease in lease revenues.

Railcars:  Railcar lease revenues and direct expenses were $1.9 million and $0.7 million, respectively, for the year ended December 31, 2003, compared to $2.1 million and $0.6 million, respectively, during the same period of 2002. During the year ended December 31, 2003, a decrease in lease revenues of $0.6 million was caused by an increase in the number of off-lease railcars caused by new government regulations to certain railcars resulting in additional off-lease time while undergoing certain tests. This was partially offset, by an increase of $0.5 million resulting from the purchase and lease of railcars during 2003. Direct expenses increased $0.1 million due to higher insurance premiums compared to 2002.

Marine vessels:  Marine vessel lease revenues and direct expenses were $4.9 million and $4.2 million, respectively, for the year ended December 31, 2003, compared to $5.3 million and $2.9 million, respectively, during the same period of 2002. Lease revenues decreased $0.4 million during the year ended December 31, 2003 due to lower lease rates earned on the Partnership’s two marine vessels compared to the same period of 2002. Direct expenses increased $1.3 million during the year ended December 31, 2003 resulting from higher repairs of $0.7 million, higher operating costs of $0.5 million and higher insurance premiums of $0.1 million compared to 2002.

Repair costs of approximately $0.2 million was due to an unusual malfunction of a gauge that caused extensive damage to the marine vessel's engine. Engine damage of this nature is unusual and an isolated event.

Trailers:  Trailer lease revenues and direct expenses were $0.6 million and $0.2 million, respectively, for the year ended December 31, 2003, compared to $0.6 million and $0.4 million, respectively, during the same period of 2002. The decrease in trailer lease revenues of $44,000 was due to a decrease in utilization compared to the same period of 2002. The decrease of $0.2 million in trailer direct expenses was due to a decrease in the repairs and maintenance resulting from reduced utilization.

Aircraft:  Aircraft lease revenues and direct expenses were $0.1 million and $32,000, respectively, for the year ended December 31, 2003, compared to $0.9 million and $10,000, respectively, during the same period of 2002. The decrease on lease revenues of $0.8 million was due to the Partnership’s owned aircraft being off-lease during most of 2003 compared to 2002, during which this aircraft was on-lease.

(b)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $9.1 million for the year ended December 31, 2003 decreased from $10.9 million for the same period in 2002. Significant variances are explained as follows:

(i)  (Recovery of) provision for bad debts decreased $1.5 million compared to 2002. A provision for bad debts of $0.8 million was recorded in the year ended December 31, 2002 primarily based on the General Partner’s evaluation of the collectability of receivables related to one aircraft lessee. During 2003, the Partnership recorded a recovery of bad debts of $0.8 million due to the collection of bad debts that had been previously written off partially offset by an increase in the provision for bad debts of $0.1 million based on the General Partner’s evaluation of the collectability of receivables;

(ii)  A $0.3 million decrease in depreciation and amortization expenses from 2002 levels reflects the decrease of approximately $1.0 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned offset, in part, by an increase of $0.7 million resulting from additional depreciation from the railcars purchased during 2003;

(iii)  A $0.2 million decrease in interest expense was due to a lower average outstanding debt balance in the year ended December 31, 2003 compared to the same period of 2002;

(iv)  A $0.4 million impairment loss on equipment resulted from the Partnership reducing the carrying value of certain railcars to their estimated fair value during the year ended December 31, 2003. Impairment loss of $0.6 million during 2002 resulted from the Partnership reducing the carrying value of certain tank railcars to their estimated fair value; and

(v)  A $0.3 million increase in general and administrative expenses was due to an increase of $0.1 million in administrative services costs and an increase of $0.1 million in professional services during 2003.

(c)  Net Gain on Disposition of Owned Equipment

Net gain on disposition of owned equipment for the year ended December 31, 2003 totaled $48,000, and resulted from the sale of marine containers, railcars and a trailer with a net book value of $0.2 million for proceeds of $0.3 million. The gain on disposition of owned equipment for the year ended December 31, 2002 totaled $42,000 and resulted from the sale of marine containers and a trailer with a net book value of $0.1 million for $0.1 million.

(d)  Equity in Net (Loss) Income of Equity Investments

Equity in net (loss) income of equity investments represents the Partnership's share of the net loss or income generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities have no debt or other financial encumbrances. The following table presents equity in net (loss) income by equipment type (in thousands of dollars):

	For the Years Ended
	December 31,
	2003	2002

Aircraft	$(72)	$110
Marine vessel	--	44
Equity in net (loss) income of equity investments	$(72)	$154

The following equity investment discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation expense, direct expenses, administrative expenses and impairment loss on equipment in the equity investments:

Aircraft: As of December 31, 2003 and 2002, the Partnership owns an interest in three trusts that each own a commercial aircraft. During the year ended December 31, 2003, lease revenues of $1.9 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.5 million and a impairment loss on equipment of $0.5 million. During the same period of 2002, lease revenues of $2.0 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.9 million.

A decrease in lease revenues of $34,000 was due to a decrease in the lease rate on two commercial aircraft in which the Partnership has an interest during 2003 compared to 2002.

A decrease in depreciation expense, direct expenses, and administrative expenses during the year ended December 31, 2003 was caused by lower depreciation expense of $0.3 million caused by the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned compared to 2002 and lower administrative expenses of $0.1 million. In addition to this, the impairment loss on equipment of $0.5 million resulted from the reduction of the carrying value of a Boeing 737-300 commercial aircraft to it’s estimated fair value. No impairment of equipment was required during the year ended December 31, 2002.

Marine vessel: As of December 31, 2002 the Partnership had sold its interest in an entity that owned a marine vessel.

(e)  Net (Loss) Income

As a result of the foregoing, the Partnership had net loss of $0.5 million for the year ended December 31, 2003, compared to net income of $0.7 million during the same period of 2002. The Partnership's ability to acquire, operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the year ended December 31, 2003 is not necessarily indicative of future periods.

(G)  Geographic Information

Certain of the Partnership’s equipment operates in international markets. Although these operations expose the Partnership to certain currency, political, credit, and economic risks, the General Partner believes these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in United States (US) dollars. Political risks are minimized by avoiding operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by US banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to Note 6 to the financial statements for information on the lease revenues, net income (loss), and net book value of equipment in various geographic regions.

Revenues and net operating income (loss) by geographic region are impacted by the time period the asset operates within a region and the useful life ascribed to the asset for depreciation purposes. Net income (loss) from equipment is significantly impacted by depreciation charges, which are greatest in the early years of ownership due to the use of the double-declining balance method of depreciation. The relationships of geographic revenues, net income (loss), and net book value of equipment are expected to change significantly in the future, as assets come off lease and decisions are made either to redeploy the assets in the most advantageous geographic location or sell the assets.

The Partnership's owned equipment and investments in equipment owned by equity investments on lease to US-domiciled lessees consists of aircraft, trailers, and railcars. During 2003, US lease revenues accounted for 17% of the total lease revenues of wholly and jointly owned equipment. This region reported a net loss of $0.1 million.

The Partnership's owned equipment on lease to Canadian-domiciled lessees consists of railcars. During 2003, Canadian lease revenues accounted for 7% of the total lease revenues of wholly- and jointly-owned equipment. This region reported a net loss of $0.2 million.

The Partnership's owned equipment and investments in equipment owned by an equity investment on lease to a South American-domiciled lessee consists of aircraft. During 2003, South American lease revenues accounted for 5% of the total lease revenues of wholly and jointly owned equipment. This region reported a net income of $21,000.

The Partnership's owned equipment and investments in equipment owned by equity investments on lease to lessees in the rest of the world consists of marine vessels and marine containers. During 2003, lease revenues for these operations accounted for 71% of the total lease revenues of wholly and jointly owned equipment while this region reported a net income of $1.2 million.

(H)  Inflation

Inflation had no significant impact on the Partnership's operations during 2003 or 2002.

(I)  Forward-Looking Information

Except for historical information contained herein, the discussion in this Form 10-KSB contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership’s plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. The Partnership’s actual results could differ materially from those discussed here.

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

The Partnership intends to use cash flow from operations to satisfy its operating requirements, pay principal and interest on debt until December 31, 2004, and acquire additional equipment.

The Partnership may commit to purchase additional equipment with its cash flow, surplus cash, and equipment sale proceeds, consistent with the objectives of the Partnership, until December 31, 2004. The General Partner believes that these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership. The Partnership will terminate on December 31, 2011, unless terminated earlier upon sale of all equipment and by certain other events.

The General Partner believes prices on certain transportation assets, particularly rail equipment and selected aircraft, have reached attractive levels and is actively looking to make investments in 2004. The General Partner believes that transportation assets purchased in today’s economic environment may appreciate. Accordingly, the General Partner believes that most of the cash currently held by the Partnership will be used to purchase equipment in 2004.

Factors that may affect the Partnership’s contribution in 2004 and beyond include:

(i)  Starting in 2003 and continuing through 2005, a significant number of the Partnership’s marine containers currently on a fixed rate lease will be switching to a lease based on utilization. As the market for marine containers is considerably softer than the period during which they were placed on mid-term leases, the General Partner anticipates that this will result in a significant decrease in lease revenues. The General Partner expects utilization to remain in the 85-90% range throughout 2004. Per diem lease rates are expected to increase slightly but will still be well below historical levels;

(ii)  Signs of economic recovery in the railcar segment continue to be mixed with some indicators showing less strength than previously forecasted. Total industrial production, the general driver of demand for railcars was unchanged in 2003. Chemical railcar loadings, the most important driver for the majority of the Partnership’s fleet, were flat versus 2002 as reported by the American Association of Railroads. If manufacturing recovers, chemical and allied products carloadings are generally forecasted to rebound strongly in 2004. The speed of recovery in lease rates continues to be dependent on the number of idle railcars in fleets owned by various shippers and leasing competitors who have been very aggressive in quoted rates compared to historical norms;

(iii)  Marine vessel freight rates are dependent upon the overall condition of the international economy. The mid-term leases for the Partnership’s marine vessels are scheduled to expire in 2004. Both of the Partnership's owned marine vessels are in excess of 20 years old. The current lessee has leased these marine vessels for several years and should they decide not to renew the current lease at expiration, the age of these marine vessels may limit their marketability to other potential lessees. In addition, the marine vessel coming off-lease in 2004 will require a dry dock prior to its next lease;

(iv)  As the Partnership's 45' trailers are smaller than the 48' trailers that many shippers prefer, the General Partner expects utilization to have little opportunity to increase over the next few years;

(v)  Market demand for new and used aircraft has been severely impacted by the poor financial condition of the airline industry. The Partnership leased its owned aircraft during 2003 to a new lessee at a rate significantly lower than the lease that was in place during 2002. The General Partner believes that there is a significant oversupply of commercial aircraft available that has caused a decrease in aircraft fair market values. The General Partner believes aircraft prices have decreased to a level which may make them attractive investment opportunities. Accordingly, the Partnership may purchase aircraft in 2004.

During 2001, the lessee of a Stage II Boeing 737-200 commercial aircraft notified the General Partner of its intention to return this aircraft and stopped making lease payments. The Partnership has a security deposit from this lessee that could be used to pay a portion of the amount due. During October 2001, the General Partner sent a notification of default to the lessee. The lease expired in October 2002. The General Partner recorded an allowance for bad debts for the amount due less the security deposit.

During October 2002, the General Partner reached an agreement with the lessee of this aircraft for the past due lease payments. In order to give the lessee an incentive to make timely payments in accordance with the agreement, the General Partner gave the lessee a discount on the total amount due. If the lessee fails to comply with the payment schedule in the agreement, the discount provision will be waived and the full amount again becomes payable. The lessee made an initial payment during October 2002, to be followed by 23 equal monthly installments beginning in November 2002. Unpaid outstanding amounts will accrue interest at a rate of 5%. The balance outstanding at December 31, 2003 was $0.6 million. Due to the uncertainty of ultimate collection, the General Partner will continue to fully reserve the unpaid outstanding balance less the security deposit from this lessee and any payments received as of the filing date of this report. As of March 29, 2004, the installment payment due from the lessee to the Partnership during March was not received. The General Partner has not yet placed the lessee into default, however, is currently reviewing the options available under the agreement.

The General Partner considers the lessee of the Partnership’s two partially owned MD-82 commercial aircraft a significant credit risk. The lessee has restructured leases (including a $5,000 a month reduction in the lease payment for each aircraft owned by entities in which the Partnership has an interest) and renegotiated labor contracts. If this aircraft were to be returned prior to its lease expiration in 2008, the aircraft could be off-lease for a significant period of time or re-leased at a significantly lower lease rate;

(vi)  The General Partner expects director and officer's insurance to increase 15 to 20% in 2004; and

(vii)  The management fee rate paid by the Partnership will be reduced by 25% for the period starting January 1, 2005 and ending June 30, 2006.

Several other factors may affect the Partnership's operating performance in the year 2004 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

(1)  Re-pricing and Reinvestment Risk

Certain portions of the Partnership's aircraft, marine vessels, marine containers, railcars, and trailers portfolios will be remarketed in 2004 as existing leases expire, exposing the Partnership to re-pricing risk/opportunity. Additionally, the General Partner may elect to sell certain underperforming equipment or equipment whose continued operation may become prohibitively expensive. In either case, the General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time, and cannot accurately assess the effect of such activity on future Partnership performance. The proceeds from the sold or liquidated equipment will be redeployed to purchase additional equipment, as the Partnership is in its reinvestment phase.

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

(K)  Distribution Levels and Additional Capital Resources

Pursuant to the amended limited partnership agreement, the Partnership will cease to reinvest surplus cash into additional equipment generated after January 1, 2005. Prior to that date, the General Partner intends to continue its strategy of selectively redeploying equipment to achieve competitive returns, or selling equipment that is underperforming or whose operation becomes prohibitively expensive. During this time, the Partnership will use operating cash flow, proceeds from the sale of equipment, and additional debt to meet its operating obligations, make distributions to the partners, and acquire additional equipment. Accordingly, the General Partner does not anticipate any cash distributions will be made to the limited partners during the reinvestment stage of the Partnership. In the long term, changing market conditions and used-equipment values preclude the General Partner from accurately determining the impact of future re-leasing activity and equipment sales on Partnership performance and liquidity. Consequently, the General Partner cannot establish future distribution levels with any certainty at this time.

Cash distributions when paid to the limited partners generally consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rent, the generation of renewal and/or re-lease rents and the residual value realized for each asset at its disposal.

The General Partner believes that sufficient cash flow will be available in the future for repayment of debt and to meet Partnership operating cash flow requirements.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnership are listed in the Index to Financial Statements included in Item 13(a) of this Annual Report on Form 10-KSB.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(A)  Disagreements with Accountants on Accounting and Financial Disclosures

None.

(B)  Changes in Accountants

In June 2003, the General Partner announced that the Partnership had engaged Ernst & Young LLP as the Partnership’s auditors and had dismissed Deloitte & Touche LLP. Deloitte & Touche LLP issued an unqualified opinion on the 2002 financial statements. During 2002 and the subsequent interim period preceding such dismissal, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A.  CONTROLS AND PROCEDURES

( A)  Limitations on the Effectiveness of Controls

The General Partner’s management, including it’s President and Chief Financial Officer (CFO), does not expect that our internal controls or disclosure control will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

(B)  Quarterly Evaluation of the Partnership’s Disclosure Controls and Internal Controls

(1)  Within the 90-day period prior to the filing of this report, the General Partner carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including it’s President and CFO, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the President and CFO concluded that the Partnership’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership’s required to be included in the Partnership’s exchange act filings.

(2)  There have been no significant changes in the Partnership’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the General Partner carried out its evaluations.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:

Name	Age	Position

Gary D. Engle	55	Director, PLM Financial Services, Inc., PLM Investment Management, Inc., and PLM Transportation Equipment Corp.

James A. Coyne	43	Director, Secretary and President, PLM Financial Services, Inc. and PLM Investment Management, Inc., Director and Secretary, PLM Transportation Equipment Corp.

Richard K Brock	41	Chief Financial Officer, PLM Financial Services, Inc., PLM Investment Management, Inc. and PLM Transportation Equipment Corp.

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

Richard K Brock was appointed Chief Financial Officer of PLM Financial Services, Inc. in August 2002. From June 2001 through August 2002, Mr. Brock was a consultant to various leasing companies including PLM Financial Services, Inc. From October 2000 through June 2001, Mr. Brock was a Director of PLM Financial Services, Inc. Mr. Brock was appointed Vice President and Chief Financial Officer of PLM International, Inc. and PLM Financial Services, Inc. in January 2000, having served as Acting Chief Financial Officer since June 1999 and as Vice President and Corporate Controller of PLM International, Inc. and PLM Financial Services, Inc. since June 1997. Prior to June 1997, Mr. Brock served as an accounting manager at PLM Financial Services, Inc. beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994.

The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.

CODE OF ETHICS

The Board of Directors of PLM Financial Services Inc, ("FSI") the General Partner, has adopted a written Code of Ethics that is applicable to the Board, executive officers and employees of PLM Financial Services Inc. FSI’s Code of Ethics is designed to deter wrongdoing and to promote:

-    the integrity and values of FSI, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
-    compliance with applicable governmental laws, rules and regulations;
-    internal reporting of violations of the Code of Ethics to any member of FSI’s Board of Directors; and
-    accountability for adherence to the Code of Ethics.

ITEM 10.  EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees.  The Partnership had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 2003.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)  Security Ownership of Certain Beneficial Owners

The General Partner is generally entitled to a 5% interest in the profits and losses (subject to certain allocations of income), and distributions. As of December 31, 2003, no investor was known by the General Partner to beneficially own more than 5% of the limited partnership units of the Partnership.

(B)  Security Ownership of Management

Neither the General Partner and its affiliates nor any executive officer or director of the General Partner and its affiliates owned any limited partnership units of the Partnership as of December 31, 2003.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A)  Transactions with Management and Others

During 2003, the Partnership paid or accrued the following fees to FSI or its affiliates: acquisition fees, $0.3 million; lease negotiation fees, $0.1 million; management fees, $0.8 million; and administrative and data processing services performed on behalf of the Partnership, $0.1 million.

During 2003, the Partnership’s proportional share of ownership in equity investments paid or accrued the following fees to FSI or its affiliates (based on the Partnership’s proportional share of ownership): management fees, $0.1 million; and administrative and data processing services, $5,000.

The balance due to affiliates as of December 31, 2003 includes $0.2 million due to FSI and its affiliates for management fees and $0.8 million due to an equity investment.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  1.  Financial Statements

The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-KSB.

(B)  Financial Statement Schedule

None.

(C)  Reports on Form 8-K

None.

(D)  Exhibits

4.   Limited Partnership Agreement of Partnership.  Incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-55796), which became effective with the Securities and Exchange Commission on May 25, 1993.

4.1   First Amendment to the Third Amended and Restated Partnership Agreement dated May 28, 1993, incorporated by reference to the Partnership’s Form 10-KSB dated December 31, 2000 filed with the Securities and Exchange Commission on March 16, 2001.

4.2   Second Amendment to the Third Amended and Restated Partnership Agreement, dated January 21, 1994, incorporated by reference to the Partnership’s Form 10-KSB dated December 31, 2000 filed with the Securities and Exchange Commission on March 16, 2001.

4.3   Third Amendment to the Third Amended and Restated Partnership Agreement, dated March 25, 1999, incorporated by reference to the Partnership’s Form 10-KSB dated December 31, 2000 filed with the Securities and Exchange Commission on March 16, 2001.

4.4    Fourth Amendment to the Third Amended and Restated Partnership Agreement, dated August 24, 2001, incorporated by reference to the Partnership's Annual Report on Form 10-KSB dated December 31, 2001 filed with the Securities and Exchange Commission on March 27, 2002.

10.1   Management Agreement between Partnership and PLM Investment Management, Inc.,  incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-55796), which became effective with the Securities and Exchange Commission on May 25, 1993.

10.2   Note Agreement, dated as of December 1, 1995, regarding $23.0 million of 7.27% senior notes due December 21, 2005, incorporated by reference to the Partnership's Annual Report on Form 10-KSB dated December 31, 1995 filed with the Securities and Exchange Commission on March 20, 1996.

10.3    Warehousing Credit Agreement, dated as of April 13, 2001, incorporated by reference to the Partnership’s Form 10-Q dated March 31, 2001 filed with the Securities and Exchange Commission on May 9, 2001.

10.4     First amendment to the Warehouse Credit Agreement, dated December 21, 2001, incorporated by reference to the Partnership’s Form 10-KSB dated December 31, 2001 filed with the Securities and Exchange Commission on March 27, 2002.

10.5    Second amendment to the Warehouse Credit Agreement, dated April 12, 2002, incorporated by reference to the Partnership’s Form 10-Q dated March 31, 2002 filed with the Securities and Exchange Commission on May 8, 2002.

10.6    Third amendment to the Warehouse Credit Agreement, dated July 11, 2002, incorporated by reference to the Partnership’s Form 10-Q dated June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002.

10.7      October 2002 purchase agreement between PLM Transportation Equipment Corp., Inc. and Trinity Tank Car, Inc. incorporated by reference to the Partnership’s Form 10-Q dated September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002.

10.8      Settlement Agreement between PLM Worldwide Leasing Corp. and Varig S.A. dated October 11, 2002, incorporated by reference to the Partnership’s Form 10-Q dated September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002.

10.9      Fourth amendment to the Warehouse Credit Agreement, dated March 3, 2003.

10.10    Fifth amendment to the Warehouse Credit Agreement, dated June 30, 2003, incorporated by reference to the Partnership’s Form 10-QSB dated June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003.

10.11     Sixth amendment to the Warehouse Credit Agreement, dated September 30, 2003, incorporated by reference to the Partnership’s Form 10-QSB dated September 30, 2003 filed with the Securities and Exchange Commission on November 13, 2003.

10.12   Seventh amendment to the Warehouse Credit Agreement, dated December 31, 2003.

10.13   Eighth amendment to the Warehouse Credit Agreement, dated March 17, 2004.

10.14   Amended and restated Warehouse Credit Agreement dated March 17. 2004.

14.  PLM Financial Services Inc. Code of Ethics.

99.1         Certificate of President pursuant to Section 906 of Sarbanes - Oxley Act.

99.2           Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes - Oxley Act.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The table below list principal accountant fees and services (in thousands of dollars):

Audit	Audit	Tax	All Other
Fees	Related Fees	Fees	Fees

Year Ended December 31, 2003	$50	$--	$--	$--

Year Ended December 31, 2002	$90	$--	$--	$--

It is the policy of the audit committee of the parent company of the General Partner that it pre-approves all of the services described above in this Item 14.

CONTROL CERTIFICATION

I, James A. Coyne, certify that:

1.  I have reviewed this annual report on Form 10-KSB of PLM Equipment Growth & Income Fund VII.

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

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and board of Managers:

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 29, 2004                                   By:    /s/ James A. Coyne
James A. Coyne
President
(Principal Executive Officer)

CONTROL CERTIFICATION

I, Richard K Brock, certify that:

1.  I have reviewed this annual report on Form 10-KSB of PLM Equipment Growth & Income Fund VII.

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

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and board of Managers:

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 29, 2004                                   By:    /s/ Richard K Brock
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

Dated: March 29, 2004
   PLM EQUIPMENT GROWTH & INCOME FUND VII
PARTNERSHIP

By:        PLM Financial Services, Inc.
 General Partner

By:          /s/ James A. Coyne
James A. Coyne
President

By:          /s/ Richard K Brock
Richard K Brock
Chief Financial Officer

CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the General Partner of PLM Equipment Growth Fund & Income VII (the Partnership), that the Annual Report of the Partnership on Form 10-KSB for the year ended December 31, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.

Name                    Capacity   Date

/s/ Gary D. Engle
Gary D. Engle                                                       Director, FSI                                                  March 29, 2004

/s/ James A. Coyne
James A. Coyne                                                 Director, FSI                                                   March 29, 2004

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
INDEX TO FINANCIAL STATEMENTS

(Item 13(a))

Page

Reports of independent certified public accountants                                                                     29-30

Balance sheets as of December 31, 2003 and 2002                31

Statements of operations for the years ended
December 31, 2003 and 2002                                                                                         32

Statements of changes in partners' capital for the
years ended December 31, 2003 and 2002                                                                                          33

Statements of cash flows for the years ended
December 31, 2003 and 2002                                                                                                                    34

Notes to financial statements                      35-47

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Partners
PLM Equipment Growth & Income Fund VII:

We have audited the accompanying balance sheet of PLM Equipment Growth & Income Fund VII, a limited partnership, as of December 31, 2003, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of PLM Equipment Growth & Income Fund VII at December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Tampa, Florida
March 26, 2004

INDEPENDENT AUDITORS’ REPORT

The Partners
PLM Equipment Growth & Income Fund VII:

We have audited the accompanying balance sheet of PLM Equipment Growth & Income Fund VII, a limited partnership (the "Partnership"), as of December 31, 2002 and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Tampa, Florida
March 7, 2003

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
BALANCE SHEETS
December 31,
(in thousands of dollars, except unit amounts)

	2003	2002

Assets

Equipment held for operating leases, at cost	$84,873	$79,849
Less accumulated depreciation	(55,810)	(49,918)

Net equipment	29,063	29,931

Cash and cash equivalents	8,635	9,339
Restricted cash	60	60
Accounts and note receivable, less allowance for doubtful accounts of
$640 in 2003 and $1,133 in 2002	2,501	1,769
Equity investments in affiliated entities	4,876	6,757
Lease negotiation fees to affiliate, less accumulated
amortization of $286 in 2003 and $274 in 2002	69	23
Debt issuance costs, less accumulated amortization
of $206 in 2003 and $180 in 2002	50	75
Prepaid expenses and other assets	324	370

Total assets	$45,578	$48,324

Liabilities and partners’ capital

Liabilities
Accounts payable and accrued expenses	$861	$221
Due to affiliates	996	847
Reserve for repairs	1,033	1,169
Lessee deposits	157	80
Notes payable	8,000	11,000
Total liabilities	11,047	13,317

Commitments and contingencies

Partners' capital
Limited partners (4,981,450 limited partnership units outstanding)	34,531	35,007
General Partner	--	--
Total partners' capital	34,531	35,007

Total liabilities and partners' capital	$45,578	$48,324

See accompanying notes to financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
STATEMENTS OF OPERATIONS
For the Years Ended December 31,
(in thousands of dollars, except weighted-average limited partnership unit amounts)

	2003	2002

Revenues

Lease revenue	$13,689	$15,150
Interest and other income	192	165
Gain on disposition of equipment	49	42
Loss on disposition of equipment	(1)	--

Total revenues	13,929	15,357

Expenses

Depreciation and amortization	6,270	6,541
Repairs and maintenance	2,422	1,791
Equipment operating expenses	2,174	1,745
Insurance expenses	749	484
Management fees to affiliate	758	765
Interest expense	833	1,045
General and administrative expenses to affiliates	142	200
Other general and administrative expenses	1,274	870
Impairment loss on equipment	408	616
(Recovery of) provision for bad debts	(697)	760

Total expenses	14,333	14,817

Equity in net (loss) income of equity investments	(72)	154

Net (loss) income	$(476)	$694

Partners' share of net (loss) income

Limited partners	$(476)	$694
General Partner	--	--

Total	$(476)	$694

Limited partners’ net (loss) income per
weighted-average limited partnership unit	$(0.10)	$0.14

See accompanying notes to financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 2003 and 2002
(in thousands of dollars)

	Limited Partners	General Partner	Total

Partners’ capital as of December 31, 2001	$34,229	$--	$34,229

Net income	694	--	694

Canceled purchase of limited partnership units	84	--	84

Partners’ capital as of December 31, 2002	35,007	--	35,007

Net loss	(476)	--	(476)

Partners’ capital as of December 31, 2003	$34,531	$--	$34,531

See accompanying notes to financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(in thousands of dollars)

	2003	2002

Operating activities

Net (loss) income	$(476)	$694
Adjustments to reconcile net (loss) income
to net cash provided by (used in) operating activities:
Depreciation and amortization	6,270	6,541
Amortization of debt issuance costs	25	25
(Recovery of) provision for bad debts	(697)	760
Impairment loss on equipment	408	616
Net gain on disposition of equipment	(48)	(42)
Equity in net loss (income) from equity investments	72	(154)
Distribution from equity investments	1,809	1,751
Changes in operating assets and liabilities:
Accounts and note receivable	(35)	(765)
Prepaid expenses and other assets	46	(279)
Accounts payable and accrued expenses	640	40
Due to affiliates	149	293
Reserve for repairs	(136)	392
Lessee deposits	77	(88)

Net cash provided by operating activities	8,104	9,784

Investing activities

Payments for purchase of equipment and capitalized repairs	(5,760)	(13)
Payments of acquisition fees to affiliate	(259)	--
(Payments for) reimbursement of lease negotiation fees to affiliate	(58)	2
Proceeds from disposition of equipment	269	116

Net cash (used in) provided by investing activities	(5,808)	105

Financing activities

Payments on notes payable	(3,000)	(3,000)
Decrease in restricted cash	--	15
Payment for limited partnership units	--	(778)
Canceled purchase of limited partnership units	--	84
Net cash used in financing activities	(3,000)	(3,679)

Net (decrease) increase in cash and cash equivalents	(704)	6,210
Cash and cash equivalents at beginning of year	9,339	3,129

Cash and cash equivalents at end of year	$8,635	$9,339

Supplemental information
Interest paid	$807	$1,020

See accompanying notes to financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

Organization

PLM Equipment Growth & Income Fund VII, a California limited partnership (the Partnership), was formed on December 2, 1992 to engage in the business of owning, leasing, or otherwise investing in predominantly used transportation and related equipment. PLM Financial Services, Inc. (FSI) is the General Partner of the Partnership. FSI is a wholly owned subsidiary of PLM International, Inc. (PLMI) and manages the affairs of the Partnership.

Through December 31, 2004, the Partnership will be in its investment phase during which the Partnership may commit to use cash generated from operations and proceeds from asset dispositions to purchase additional equipment. During that time, the General Partner may purchase additional equipment, consistent with the objectives of the Partnership. The Partnership will terminate December 31, 2013 unless terminated earlier upon the sale of all equipment or by certain other events.

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

Accounting for Leases

The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the lessor records the leased asset at cost and depreciates the leased asset over its estimated useful life. Rental payments are recorded as revenue over the lease term as earned. Lease origination costs are capitalized and amortized over the term of the lease.

Depreciation and Amortization

Depreciation of transportation equipment held for operating leases is computed on the double-declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars and 12 years for all other equipment. The depreciation method changes to straight line when annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Acquisition fees and certain other acquisition costs have been capitalized as part of the cost of the equipment. Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the estimated remaining life of the equipment. Lease negotiation fees are amortized over the initial equipment lease term. Debt issuance costs are amortized over the term of the related loan using the straight-line method that approximates the effective interest method and are included in interest expense in the accompanying statements of operations (see Note 8).

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation (continued)

Transportation Equipment

Equipment held for operating leases is recorded at cost and depreciated over its useful life.

The Partnership evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying values of such assets may not be recoverable. Losses for impairment are recognized when the undiscounted cash flows estimated to be realized from a long-lived asset are determined to be less than the carrying value of the asset and the carrying amount of long-lived assets exceeds their fair values. The determination of fair value for a given investment requires several considerations, including but not limited to, income expected to be earned from the asset, estimated sales proceeds, and holding costs excluding interest.

The estimate of the fair value of the Partnership’s owned and partially owned equipment is based on the opinion of the Partnership’s equipment managers using data, reasoning and analysis of prevailing market conditions of similar equipment, data from recent purchases, independent third party valuations and discounted cash flows.

Equity Investments in Affiliated Entities

The Partnership has interests in equity investments that own transportation equipment. These entities do not have any debt or other financial encumbrances and are accounted for using the equity method.

Repairs and Maintenance

Repairs and maintenance costs related to marine vessels, railcars, and trailers are usually the obligation of the Partnership and are charged against operations as incurred. Costs associated with marine vessel dry-docking are estimated and accrued ratably over the period prior to such dry-docking. If a marine vessel is sold and there is a balance in the dry-docking reserve account for that marine vessel, the balance in the reserve account is included as additional gain on disposition. Maintenance costs of aircraft and marine containers are the obligation of the lessee. To meet the maintenance requirements of aircraft airframes and engines, reserve accounts are funded by certain lessees over the period of the lease based on the number of hours this equipment is used, times the estimated rate to repair this equipment. If repairs exceed the amount funded by the lessee, the Partnership may have the obligation to fund and accrue the difference. If an aircraft is sold and there is a balance in the reserve account for repairs to that aircraft, the balance in the reserve account is included as additional gain on disposition. The aircraft reserve accounts and marine vessel dry-docking reserve accounts are included in the accompanying balance sheets as reserve for repairs.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation (continued)

Net (Loss) Income and Distributions

Special allocations of income are made to the General Partner to the extent necessary to cause the capital account balance of the General Partner to be zero as of the close of such year. The limited partners' net loss or income is allocated among the limited partners based on the number of limited partnership units owned by each limited partner and on the number of days of the year each limited partner is in the Partnership.

Cash distributions of the Partnership are allocated 95% to the limited partners and 5% to the General Partner and may include amounts in excess of net income.

Cash distributions are recorded when declared. Cash distributions are generally paid in the same quarter they are declared. Monthly unitholders receive a cash distribution 15 days after the close of the previous month’s business and quarterly unitholders receive a cash distribution 45 days after the close of the quarter when they are declared.

No cash distributions were declared or paid during 2003 and 2002.

Net (Loss) Income Per Weighted-Average Limited Partnership Unit

Net (loss) income per weighted-average limited partnership unit was computed by dividing net loss or income attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the year. The weighted-average number of limited partnership units deemed outstanding during the years ended December 31, 2003 and 2002 was 4,981,450, and 4,986,587, respectively.

Cash and Cash Equivalents

The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short-term nature of the investments.

Restricted Cash

As of December 31, 2003 and 2002, restricted cash consists of bank accounts and short-term investments that are subject to withdrawal restrictions per loan agreements.

Comprehensive (Loss) Income

The Partnership’s comprehensive (loss) income is equal to net (loss) income for the years ended December 31, 2003 and 2002.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation (continued)

New Accounting Standards

In January 2003, Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a "variable interest," commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a "variable interest entity," commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities’ financial statements with its own. The Partnership is required to perform this assessment by December 31, 2004 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains.

Detailed interpretations of FIN 46 continue to emerge and, accordingly, the General Partner is still in the process of evaluating its impact and has not completed its analysis or concluded on the impact that FIN 46 will have on the Partnership.

Reclassifications

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentations.

2.  Transactions with General Partner and Affiliates

The owned equipment and jointly-owned equipment of the Partnership is managed, under a continuing management agreement, by PLM Investment Management, Inc. (IMI), a wholly owned subsidiary of FSI. IMI receives a monthly management fee from the Partnership for managing the equipment.

The equipment management agreement, subject to certain reductions, requires the payment of a monthly management fee attributable to either owned equipment or interests in equipment owned by the equity investments to be paid to IMI in an amount equal to the lesser of (i) the fees that would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (A) for that equipment for which IMI provides only basic equipment management services, (a) 2% of the gross lease revenues, as defined in the agreement, attributable to equipment that is Subject: to full payout net leases and (b) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, and (B) for that equipment for which IMI provides supplemental equipment management services, 7% of the gross lease revenues attributable to such equipment. The Partnership management fee in 2003 and 2002 was $0.8 million. As part of the settlement of litigation filed against the General Partner and its affiliates in a prior year, Partnership management fees will be reduced 25% for the period January 1, 2005 through June 30, 2006. The Partnership reimbursed FSI and its affiliates $ 0.1 million during 2003 and $0.2 million during 2002 for data processing expenses and other administrative services performed on behalf of the Partnership.

The Partnership’s proportional share of management fees to affiliate charged to equity investments in affiliated entities were $0.1 million during 2003 and 2002. The Partnership’s proportional share of administrative and data processing expenses to affiliates charged to equity investments in affiliated entities were $5,000 and $19,000 during 2003 and 2002, respectively. These expenses reduced the Partnership's proportional share of the equity interest in income in the equity investment.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

2. Transactions with General Partner and Affiliates (continued)

The Partnership paid or accrued equipment acquisition of $0.3 million and lease negotiation fees of $0.1 million during 2003 and lease negotiation fees of $(2,000) during 2002 to FSI or its affiliates.

The General Partner is entitled to receive a subordinated incentive fee as defined in the limited partnership agreement after the limited partners receive a minimum return on, and a return of, their invested capital. The General Partner does not anticipate that this subordinated incentive fee will be earned.

PLM Transportation Equipment Corp. (TEC), an affiliate of the General Partner, will also be entitled to receive an equipment liquidation fee equal to the lesser of (i) 3% of the sales price of equipment sold on behalf of the Partnership or (ii) 50% of the "Competitive Equipment Sale Commission," as defined in the agreement, if certain conditions are met. The General Partner does not anticipate that this liquidation fee will be earned.

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

The Partnership had equity investments in affiliated entities that own certain equipment during 2003 and 2002 (see Note 4).

The balance due to affiliates as of December 31, 2003 includes $0.2 million due to FSI and its affiliates for management fees and $0.8 million due to affiliated equity investments. The balance due to affiliates as of December 31, 2002 includes $0.2 million due to FSI and its affiliates for management fees and $0.7 million due to affiliated equity investments.

3. Equipment

The components of owned equipment as of December 31 are as follows (in thousands of dollars):

Equipment Held for Operating Leases	2003	2002

Marine containers	$38,667	$38,811
Marine vessels	22,212	22,212
Rail equipment	14,799	9,615
Aircraft	5,483	5,483
Trailers	3,712	3,728
	84,873	79,849
Less accumulated depreciation	(55,810)	(49,918)

Net equipment	$29,063	$29,931

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

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

3.  Equipment (continued)

Equipment held for operating leases is stated at cost less depreciation and any reductions due to impairment of asset value. During 2003, the Partnership recorded an impairment of $0.1 million to 26 owned railcars with corrosion damage and $0.3 million to 75 owned railcars with cracks in the seal weld. The General Partner determined that these railcars should be scrapped. During 2002, the Partnership recorded an impairment of $0.6 million to 71 owned tank railcars caused by a general recall due to a manufacturing defect allowing extensive corrosion of the railcars’ internal lining. The Partnership reduced the net book value of these owned tank railcars in its railcar fleet to their fair value of $2,000 per railcar. Repair of these railcars were determined to be cost prohibitive. The fair value of the railcars with these defects were determined by using industry expertise.

As of December 31, 2003, all owned equipment was on lease except for 158 railcars with a net book value of $0.7 million. As of December 31, 2002, all owned equipment was on lease except for a commercial aircraft and 110 railcars with an aggregate net book value of $0.5 million.

During 2003, the Partnership made capitalized improvements and purchased railcars for $6.0 million including acquisition fees of $0.3 million to FSI. No equipment was purchased during 2002; however, the Partnership made capital improvements in 2002 totaling $13,000.

During 2003, the Partnership disposed of marine containers, railcars and a trailer with a net book value of $0.2 million for proceeds of $0.3 million. During 2002, the Partnership disposed of marine containers and a trailer with a net book value of $0.1 million for proceeds of $0.1 million.

All owned equipment leases are accounted for as operating leases. Future minimum rent under noncancelable operating leases as of December 31, 2003 for this equipment during each of the next five years and thereafter is approximately $11.5 million in 2004; $5.2 million in 2005; $3.0 million in 2006; $1.8 million in 2007; $1.3 million in 2008; and $0.2 million thereafter. Per diem and short-term rentals consisting of utilization rate lease payments included in lease revenues amounted to $1.9 million in 2003 and $1.9 million in 2002.

4. Equity Investments Affiliated Entities

The Partnership owns equipment jointly with affiliated programs. These entities do not have any debt or other financial encumbrances.

Ownership interest is based on the Partnership’s contribution towards the cost of the equipment in the equity investments. The Partnership’s proportional share of equity and income (loss) in each entity is not necessarily the same as its ownership interest. The primary reason for this is that certain fees such as management fees, acquisition fees, and lease and re-lease negotiation fees vary among the owners of the equity investments. The Partnership’s investment in equity investments includes acquisition and lease negotiation fees paid by the Partnership to the General Partner or its affiliates. The Partnership’s equity interest in the net income (loss) of equity investments is reflected net of management fees paid or payable and the amortization of acquisition and lease negotiation fees.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

4.  Equity Investments in Affiliated Entities (continued)

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Partnership has an interest and the Partnership’s proportional share of equity in each entity as of December 31, 2003 and 2002 (in thousands of dollars):

	TWA	TWA	Boeing
	S/N 49183	MD-82	737-300
As of December 31, 2003	Trust 1	Trust 2	Trust 3	Total

Assets
Equipment less accumulated depreciation	$--	$2,935	$9,177
Due from affiliates	--	--	2,034
Other assets	--	--	7

Total assets	$--	$2,935	$11,218

Liabilities
Accounts payable	$3	$--	$37
Due to affiliates	5	5	7
Lessee deposits and reserve for repairs	--	--	2,034

Total liabilities	8	5	2,078

Equity	(8)	2,930	9,140

Total liabilities and equity	$--	$2,935	$11,218

Partnership’s share of equity	$--	$1,493	$3,383	$4,876

	TWA	TWA	Boeing
	S/N 49183	MD-82	737-300
As of December 31, 2002	Trust 1	Trust 2	Trust 3	Total

Assets
Equipment less accumulated depreciation	$--	$4,192	$12,355
Receivables	--	--	1,825
Other assets	--	--	3

Total assets	$--	$4,192	$14,183

Liabilities
Accounts Payable	$1	$1	$--
Due to affiliates	5	5	7
Lessee deposits and reserve for repairs	--	--	1,825

Total liabilities	6	6	1,832

Equity	(6)	4,186	12,351

Total liabilities and equity	$--	$4,192	$14,183

Partnership’s share of equity	$--	$2,139	$4,618	$6,757

The tables below set forth 100% of the revenues, direct and indirect expenses, impairment loss on equipment, and net income (loss) of the entities in which the Partnership has an interest, and the Partnership‘s proportional share of income (loss) in each entity for the years ended December 31, 2003, and 2002 (in thousands of dollars):

	TWA	TWA	Boeing
For the year ended	S/N 49183	MD-82	737-300
December 31, 2003	Trust 1	Trust 2	Trust 3	Total

Revenues	$1,225	$1,225	$1,860
Less: Direct expenses	(1)	(1)	13
Indirect expenses	83	1,335	2,003
Impairment loss on equipment	--	--	1,321

Net income (loss)	$1,143	$(109)	$(1,477)

Partnership’s share of net income (loss)	$571	$(68)	$(575)	$(72)

1     The Partnership owns a 50% interest of the TWA S/N 49183 Trust that owns an MD-82 stage III commercial aircraft.

2      The Partnership owns a 50% interest in the TWA MD-82 Trust that owns an MD-82 stage III commercial aircraft.

3     The Partnership owns a 38% interest in the Boeing 737-300 Trust that owns a Boeing stage III commercial aircraft.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

4.  Equity Investments in Affiliated Entities (continued)

	TWA	TWA	Boeing
For the year ended	S/N 49183	MD-82	737-300
December 31, 2002	Trust 1	Trust 2	Trust 3	Other	Total

Revenues	$1,260	$1,260	$1,860	$73
Less: Direct expenses	(1)	--	36	(18)
Indirect expenses	78	1,478	2,763	2

Net income (loss)	$1,183	$(218)	$(939)	$89

Partnership’s share of
net income (loss)	$630	$(126)	$(395)	$45	$154

As of December 31, 2003 and 2002, all jointly owned equipment in the Partnership’s equity investment portfolio was on lease.

During 2003 an impairment of $1.3 million was recorded to a Boeing 727-300 commercial aircraft in an equity investment. During 2003, the oversupply of off-lease aircraft together with the deteriorating market conditions of aircraft similar to the one jointly-owned by the equity investment, indicated that an impairment may exist. The affiliated entity determined the fair value of the aircraft based on the valuation given by its independent third party aircraft equipment manager that considered, among other factors, expected income to be earned from the asset, condition of the aircraft, estimated sales proceeds and holding costs excluding interest. No impairments to partially owned equipment were required during 2002.

The General Partner considers the lessee of the Partnership’s two partially owned MD-82 commercial aircraft a significant credit risk. During 2003, the General Partner restructured its leases with the lessees and reduced the monthly lease payment for each aircraft owned by the entities in which the Partnership has an interest by $5,000.

All jointly-owned equipment leases are accounted for as operating leases. The Partnership’s proportionate share of future minimum rent under noncancelable operating leases as of December 31, 2003 for this equipment during each of the next five years and thereafter is approximately $2.0 million in 2004; $1.5 million in 2005; $1.3 million in 2006; $1.3 million in 2007; and $1.0 million thereafter.

5. Operating Segments

The Partnership operates in five operating segments: aircraft leasing, marine container leasing, marine vessel leasing, trailer leasing, and railcar leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The General Partner evaluates the performance of each segment based on profit or loss from operations before allocation of interest expense, and certain general and administrative, operations support, and other expenses. The segments are managed separately due to the utilization of different business strategies for each operation. The accounting policies of the Partnership’s operating segments are the same as described in Note 1, Basis of Presentation. There were no intersegment revenues for the years ended December 31, 2003 and 2002.

1     The Partnership owns a 50% interest of the TWA S/N 49183 Trust that owns an MD-82 stage III commercial aircraft.

2       The Partnership owns a 50% interest in the TWA MD-82 Trust that owns an MD-82 stage III commercial aircraft.

3     The Partnership owns a 38% interest in the Boeing 737-300 Trust that owns a Boeing stage III commercial aircraft.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

5.  Operating Segments (continued)

The following tables present a summary of the operating segments (in thousands of dollars):

		Marine	Marine
For the year ended	Aircraft	Container	Vessel	Trailer	Railcar	All
December 31, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other [1]	Total

Revenues
Lease revenue	$97	$6,208	$4,870	$572	$1,942	$--	$13,689
Interest income and other income	47	--	--	--	11	134	192
Gain (loss) on disposition of equipment	--	49	--	--	(1)	--	48

Total revenues	144	6,257	4,870	572	1,952	134	13,929

Expenses
Operations support	32	56	4,193	216	749	99	5,345
Depreciation and amortization	--	3,746	1,240	207	1,074	3	6,270
Interest expense	--	--	--	--	--	833	833
Management fees to affiliate	44	310	239	30	135	--	758
General and administrative expenses	241	1	105	111	243	715	1,416
Impairment loss on equipment	--	--	--	--	408	--	408
(Recovery of) provision for bad debts	(769)	--	--	1	71	--	(697)
Total expenses	(452)	4,113	5,777	565	2,680	1,650	14,333

Equity in net loss of equity investments	(72)	--	--	--	--	--	(72)

Net (loss) income	$524	$2,144	$(907)	$7	$(728)	$(1,516)	$(476)

Equipment purchases and
capitalized improvements	$--	$--	$--	$--	$5,760	$--	$5,760

Acquisition fees to affiliate	$--	$--	$--	$--	$259	$--	$259

Total assets as of December 31, 2003	$5,115	$19,971	$3,790	$591	$6,978	$9,133	$45,578

		Marine	Marine
	Aircraft	Container	Vessel	Trailer	Railcar	All
For the Year Ended December 31, 2002	Leasing	Leasing	Leasing	Leasing	Leasing	Other [1]	Total

Revenues
Lease revenue	$904	$6,288	$5,284	$616	$2,058	$--	$15,150
Interest income and other	11	--	--	--	30	124	165
Gain on disposition of equipment	--	38	--	4	--	--	42

Total revenues	915	6,326	5,284	620	2,088	124	15,357

Expenses
Operations support	10	63	2,859	378	647	63	4,020
Depreciation and amortization	--	4,581	1,240	209	473	38	6,541
Interest expense	--	--	--	--	--	1,045	1,045
Management fees to affiliate	7	315	264	32	147	--	765
General and administrative expenses	33	--	74	111	103	749	1,070
Impairment loss on equipment	--	--	--	--	616	--	616
Provision for (recovery of) bad debts	771	--	--	10	(21)	--	760
Total expenses	821	4,959	4,437	740	1,965	1,895	14,817

Equity in net income of equity investments	109	--	45	--	--	--	154

Net income (loss)	$203	$1,367	$892	$(120)	$123	$(1,771)	$694

Equipment capitalized improvements	$--	$--	$--	$--	$13	$--	$13

Total assets as of December 31, 2002	$6,823	$23,749	$4,563	$776	$2,546	$9,867	$48,324

1 Includes certain assets not identifiable to a specific segment, such as cash, restricted cash, lease negotiation fees, debt placement fees, and certain prepaid expenses . Also includes certain interest income and costs not identifiable to a particular segment, such as interest expense, certain amortization, general and administrative, and operations support expenses.

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

The Partnership leases or leased its aircraft, railcars, and trailers to lessees domiciled in three geographic regions: United States, Canada, and South America. Marine vessels and marine containers are leased to multiple lessees in different regions that operate worldwide.

The table below sets forth lease revenues by geographic region for the Partnership's owned equipment grouped by domicile of the lessee as of and for the years ended December 31 (in thousands of dollars):

Owned Equipment

Region	2003	2002

United States	$1,495	$1,428
Canada	1,019	1,246
South America	97	904
Rest of the world	11,078	11,572

Lease revenues	$13,689	$15,150

The following table sets forth net income (loss) information by region for the owned equipment and equity investments in affiliated entities for the years ended December 31 (in thousands of dollars):

Owned Equipment	Equity Investments

Region	2003	2002	2003	2002

United States	$(562)	$(444)	$503	$504
Canada	(159)	445	--	--
South America	596	95	(575)	(395)
Rest of the world	1,237	2,215	--	45

Regional income (loss)	1,112	2,311	(72)	154
Administrative and other	(1,516)	(1,771)	--	--

Net (loss) income	$(404)	$540	$(72)	$154

The net book value of owned equipment and equity investments in affiliated entities as of December 31 are as follows (in thousands of dollars):

Owned Equipment	Equity Investments

Region	2003	2002	2003	2002

United States	$4,864	$1,188	$1,493	$2,139
Canada	2,401	1,877	--	--
South America	--	--	3,383	4,618
Rest of the world	21,798	26,866	--	--

Net book value	$29,063	$29,931	$4,876	$6,757

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

7.  Accounts and Note Receivable

Accounts and note receivable represent balances due from current or former lessees for unpaid balances incurred from leasing Partnership owned equipment and uncollected receivables from insurance claims. The components of accounts and note receivable as of December 31 were as follows (in thousands of dollars):

	2003	2002

Trade accounts receivable	$2,093	$1,731
Note receivable	570	1,171
Insurance receivables	478	--
Allowance for doubtful accounts	(640)	(1,133)
	$2,501	$1,769

At December 31, 2003, the balance in note receivable of $0.6 million was due from an aircraft lessee. The note receivable is scheduled to be fully paid by October 2004 in equal monthly installments. Unpaid outstanding balances will accrue interest at a rate of 5%. Due to the uncertainty of ultimate collection of the note, the General Partner will continue to fully reserve the unpaid outstanding balance less any security deposits.

Insurance receivable of $0.5 million at December 31, 2003 is the result of two insurance claims submitted by the Partnership for the owned marine vessels. $0.4 million of the receivable relates to a malfunction of a gauge that caused extensive damage to a marine vessel's engine. The other receivable relates to lost revenues and damage of $0.1 million resulting from a collision with another vessel.

8.  Debt

In December 1995, the Partnership entered into an agreement to issue long-term notes totaling $23.0 million to five institutional investors. The notes bear interest at a fixed rate of 7.27% per annum and have a final maturity in 2005. During 1995, the Partnership paid lender fees of $0.2 million in connection with this loan. The Partnership’s wholly and jointly owned equipment is used as collateral to the notes.

The debt contains certain financial covenants which require the Partnership to maintain a certain fixed charge coverage ratio and limits the Partnership's indebtedness.

Interest on the notes is payable semiannually. The remaining balance of the notes is due in two principal payments of $4.0 million on December 31, 2004 and 2005.

The General Partner estimates, based on recent transactions, that the fair value of the $8.0 million fixed-rate note is $8.3 million.

The Partnership is a participant in a $10.0 million warehouse facility. The warehouse facility is shared by the Partnership, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, Professional Lease Management Income Fund I, LLC and MIPLI Holdings LLC (MILPI), all of which are related parties. In December 2003, MILPI reached an agreement with the lenders of the $10.0 million warehouse facility to extend the expiration date of the facility March 31, 2004. The facility provides for financing up to 100% of the cost of the equipment. Any borrowings by the Partnership are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than March 31, 2004. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower’s option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI and MILPI, the parent companies of the General Partner. The Partnership is not liable for the advances made to the other borrowers.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

8.  Debt (continued)

As of December 31, 2003, MILPI had outstanding borrowings on the warehouse facility of $9.8 million. There were no other outstanding borrowings on this facility by the Partnership or any of the other eligible borrowers.

During March 2004, the warehouse credit agreement was amended to extend the facility until December 31, 2004, with all advances due no later than February 28, 2005 and the amount available to be borrowed under the facility was reduced to $7.5 million and removed Professional Lease Management Income Fund I, LLC as an eligible borrower from the facility.

9.    Concentrations of Credit Risk

For the years ended December 31, 2003 and 2002, the Partnership’s customers that accounted for 10% or more of the total revenues for the owned equipment and jointly owned equipment were Alcoa Steamships Company, Inc. (31% in 2003 and 30% in 2002), Capital Leasing (22% in 2003 and 20% in 2002) and Cronos (17% in 2003).

The Partnership has a note receivable totaling $0.6 million from a former airline lessee. As this lessee has previously defaulted on its obligations to the Partnership, the outstanding amount less the security deposit from this lessee has been reserved for as a bad debt.

As of December 31, 2003 and 2002, the General Partner believed the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

10.  Income Taxes

The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

As of December 31, 2003, the financial statement carrying amount of assets and liabilities was approximately $25.6 million lower than the federal income tax basis of such assets and liabilities and the Partnership's loss was approximately $4.1 million lower than the federal income tax basis. These differences are primarily due to the tax treatment of depreciation, equipment reserves, provisions for bad debts, lessees’ prepaid deposits, and of underwriting commissions and syndication costs.

11. Commitments and Contingencies

Commitment to Purchase Railcars

TEC arranged for the lease or purchase of up to 1,050 railcars with a delivery date between 2002 and 2004. As of December 31, 2003, TEC or an affiliated program have purchased 208 railcars, at a cost of $15.3 million, and have leased 490 railcars. During 2004, TEC or an affiliated program will purchase or lease the remaining 352 railcars included in the commitment. The commitment requires a minimum of 30% of the 352 railcars to be purchased, at a cost of $7.5 million. The remaining 70% of the 352 railcars may be leased or purchased.

The remaining railcars to be purchased or leased under this commitment, with a cost of $25.0 million will be delivered in 2004 and may be purchased or leased by TEC, the Partnership, an affiliated program, or an unaffiliated third party.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

11.  Commitments and Contingencies (continued)

At December 31, 2003, railcars with an original equipment cost of $12.8 million were owned by FSI, some of which were purchased from the above transaction. While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

In the fourth quarter of 2003, FSI exercised its option to purchase or lease 400 additional railcars under the above agreement which will be delivered in 2004 and 2005. The total cost for the purchase of all 400 railcars is approximately $28.4 million. In accordance with the agreement, up to 70% of these railcars may be leased. The Partnership, an affiliate or unaffiliated third party may purchase or lease these railcars.

In the fourth quarter of 2003, FSI committed to purchase 50 sulfur railcars for $2.9 million. An affiliate of the FSI purchased these railcars in the first quarter of 2004. FSI anticipates these railcars will be sold to a managed program in 2004. While FSI has not determined which managed program will buy these railcars, it is possible that they will be purchased by the Partnership.

During February 2004, the Partnership purchased railcars from FSI for $4.0 million.

Contingencies

The Partnership is involved as plaintiff or defendant in various legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.

PLM EQUIPMENT GROWTH & INCOME FUND VII

INDEX OF EXHIBITS

Exhibit			Page

4.		Limited Partnership Agreement of Partnership.	*

4.	1	First Amendment to the Third Amended and Restated Limited Partnership Agreement	*

4.	2	Second Amendment to the Third Amended and Restated Limited Partnership Agreement	*

4.	3	Third Amendment to the Third Amended and Restated Limited Partnership Agreement	*

4.	4	Fourth Amendment to the Third Amended and Restated Partnership Agreement	*

10.	1	Management Agreement between Partnership and PLM Investment
		Management, Inc.	*

10.	2	Note Agreement, dated as of December 1, 1995, regarding $23.0 million
		of 7.27% senior notes due December 21, 2005.	*

10.	3	Warehousing Credit Agreement dated as of April 13, 2001.	*

10.	4	First Amendment to Warehousing Credit Agreement, dated as of December 21, 2001.	*

10.	5	Second amendment to the Warehouse Credit Agreement, dated as of April 12, 2002.	*

10.	6	Third amendment to the Warehouse Credit Agreement, dated July 11, 2002.	*

10.	7	October 2002 purchase agreement between PLM Transportation
		Equipment Corp., Inc. and Trinity Tank Car, Inc.	*

10.	8	Settlement Agreement between PLM Worldwide Leasing Corp. and Varig
		S.A. dated October 11, 2002.	*

10.	9	Fourth amendment to the Warehouse Credit Agreement, dated as of March 3, 2003.	52-63

10.	10	Fifth amendment to the Warehouse Credit Agreement, dated as of June 30, 2003.	*

10.	11	Sixth amendment to the Warehouse Credit Agreement, dated as of
		September 30, 2003.	*

10.	12	Seventh amendment to the Warehouse Credit Agreement, dated as of	64-70
		December 31, 2003.

10.	13	Eighth amendment to the Warehouse Credit Agreement, dated as of March 17, 2004.	71-78

10.	14	Amended and restated Warehouse Credit Agreement, dated as of March 17, 2004.	79-170

14.		PLM Financial Services Inc. Code of Ethics.	49

99.	1	Certificate of President pursuant to Section 906 of Sarbanes - Oxley Act.	50

99.	2	Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes - Oxley Act.	51

* Incorporated by reference. See pages 22, 23 and 24 of this report.