Form 10QSB
period 2004-03-31
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 2004-05-14
CIK 895234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-QSB

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the fiscal quarter ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Transitional Small Business Disclosure Format: Yes No X

Aggregate market value of voting stock: N/A

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)

	March 31,	December 31,
	2004	2003

Assets

Equipment held for operating leases, at cost	$88,056	$84,873
Less accumulated depreciation	(56,416)	(55,810)

Net equipment	31,640	29,063

Cash and cash equivalents	7,990	8,635
Restricted cash	--	60
Accounts and note receivable, less allowance for doubtful
accounts of $546 in 2004 and $640 in 2003	2,481	2,501
Equity investments in affiliated entities	4,580	4,876
Deferred charges, net of accumulated amortization
of $504 in 2004 and $492 in 2003	146	119
Prepaid expenses and other assets	393	324

Total assets	$47,230	$45,578

Liabilities and partners’ capital

Liabilities:
Accounts payable and accrued expenses	$2,042	$861
Due to affiliates	753	996
Reserve for repairs	1,120	1,033
Lessee deposits	186	157
Notes payable	8,000	8,000

Total liabilities	12,101	11,047

Commitments and contingencies

Partners' capital:
Limited partners (4,981,450 limited partnership units)	35,129	34,531
General Partner	--	--

Total partners' capital	35,129	34,531

Total liabilities and partners’ capital	$47,230	$45,578

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
CONDENSED STATEMENTS OF INCOME
(in thousands of dollars, except weighted-average limited partnership unit amounts)
(unaudited)

	For the Three Months Ended March 31,
	2004	2003

Revenues

Lease revenue	$3,478	$3,437
Interest and other income	21	42
Gain on disposition of equipment	160	16

Total revenues	3,659	3,495

Expenses

Depreciation and amortization	1,470	1,468
Repairs and maintenance	430	710
Equipment operating expenses	491	501
Insurance expenses	232	165
Management fees to affiliate	195	185
Interest expense	153	209
General and administrative expenses to affiliates	83	36
Other general and administrative expenses	231	276
Impairment loss on equipment	--	112
Recovery of bad debts	(91)	(85)
Total expenses	3,194	3,577

Equity in net income of equity investments	133	93

Net income	$598	$11

Partners' share of net income

Limited partners	$598	$11
General Partner	--	--

Total	$598	$11

Limited partners’ net income per weighted-average
limited partnership unit	$0.12	$0.00

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Period from December 31, 2003 to March 31, 2004
(in thousands of dollars)
(unaudited)

	Limited Partners	General Partner	Total

Partners' capital as of December 31, 2003	$34,531	$--	$34,531

Net income	598	--	598

Partners' capital as of March 31, 2004	$35,129	$--	$35,129

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)
For the Three Months Ended March 31,
	2004	2003

Operating activities

Net income	$598	$11
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation and amortization	1,470	1,468
Amortization of debt issuance costs	6	6
Recovery of bad debts	(91)	(85)
Impairment loss on equipment	--	112
Gain on disposition of equipment	(160)	(16)
Equity in net income from equity investments	(133)	(93)
Distribution from equity investments	429	460
Changes in operating assets and liabilities:
Accounts and note receivable	111	446
Prepaid expenses and other assets	(69)	(1)
Accounts payable and accrued expenses	1,181	323
Due to affiliates	(243)	51
Reserve for repairs	87	178
Lessee deposits	29	(8)

Net cash provided by operating activities	3,215	2,852

Investing activities

Payments for purchase of equipment and capitalized repairs	(4,000)	(4,090)
Payments of acquisition fees to affiliate	(180)	(184)
Payments of lease negotiation fees to affiliate	(40)	(41)
Proceeds from disposition of equipment	300	41

Net cash used in investing activities	(3,920)	(4,274)

Financing activities

Decrease in restricted cash	60	--
Net cash provided by financing activities	60	--

Net decrease in cash and cash equivalents	(645)	(1,422)
Cash and cash equivalents at beginning of period	8,635	9,339

Cash and cash equivalents at end of period	$7,990	$7,917

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.   Basis of Presentation

The unaudited financial statements presented herein are prepared in conformity with generally accepted accounting principles in the United States of America and the instructions for preparing Form 10-QSB under Rule 310 of Regulation S-B of the Securities and Exchange Commission. Rule 310 provides that disclosures that would substantially duplicate those contained in the most recent annual report to the limited partners may be omitted from interim financial statements. The accompanying unaudited condensed financial statements have been prepared on that basis and, therefore, should be read in conjunction with the financial statements and notes presented in the 2003 Annual Report (Form 10-KSB) of PLM Equipment Growth & Income Fund VII (the Partnership) on file with the United States Securities and Exchange Commission. Except as disclosed herein, there have been no material changes to the information presented in the notes to the 2003 Annual Report in Form 10-KSB.

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner) all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership’s unaudited condensed balance sheets at March 31, 2004 and December 31, 2003, condensed statements of income for the three months ended March 31, 2004 and 2003, condensed statements of changes in partners’ capital for the period from December 31, 2003 to March 31, 2004, and the condensed statements of cash flows for the three months ended March 31, 2004 and 2003 have been made and are reflected.

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

3.   Reclassifications

Certain amounts previously reported have been reclassified to conform to the 2004 presentation. These reclassifications did not have any effect on total assets, total liabilities, partners’ capital, or net income.

4.   Transactions with General Partner and Affiliates

The balance due to affiliates as of March 31, 2004 and December 31, 2003, included $0.2 million due to FSI or its affiliates for management fees and $0.5 million and $0.8 million due to affiliated equity investments, respectively.

During the three months ended March 31, 2004 and 2003 the Partnership’s proportional share of affiliated fees paid or accrued by its equity investments to FSI or its affiliates was as follows: management fees, $27,000 and $33,000, respectively; and administrative and data processing services, $3,000 and $2,000, respectively.

These affiliate expenses reduced the Partnership's proportional share of the equity interest in the income of equity investments.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

4.   Transactions with General Partner and Affiliates (continued)

During the three months ended March 31, 2004, the Partnership purchased $4.0 million in railcars from FSI or its affiliates and paid $0.2 million for acquisition fees and $40,000 for lease negotiation fees. The Partnership's cost for these railcars was the lower of FSI's or its affiliates cost or the fair market value at the time of purchase. During the three months ended March 31, 2003, the Partnership purchased railcars from an unaffiliated third party and paid FSI or its affiliates $0.2 million for acquisition fees and $41,000 for lease negotiation fees.

5.   Equipment

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

	March 31,	December 31,
	2004	2003

Marine containers	$38,598	$38,667
Marine vessels	22,212	22,212
Rail equipment	18,081	14,799
Aircraft	5,483	5,483
Trailers	3,682	3,712
	88,056	84,873
Less accumulated depreciation	(56,416)	(55,810)

Net equipment	$31,640	$29,063

Equipment held for operating leases is stated at cost less depreciation and any reductions due to impairment of asset value.

As of March 31, 2004, all owned equipment in the Partnership’s portfolio was on lease except for 115 railcars with a net book value of $0.4 million. As of December 31, 2003, all owned equipment was on lease except for 158 railcars with a net book value of $0.7 million.

During the three months ended March 31, 2004, the Partnership purchased railcars for $4.2 million including acquisition fees of $0.2 million. During the three months ended March 31, 2003, the Partnership purchased a fleet of railcars for $4.3 million including acquisition fees of $0.2 million.

During the three months ended March 31, 2004, the Partnership disposed of marine containers, railcars and a trailer with a net book value of $0.1 million for proceeds of $0.3 million. During the three months ended March 31, 2003, the Partnership disposed of marine containers and railcars with a net book value of $0.1 million for proceeds of $0.1 million.

In the three months ended March 31, 2003, the Partnership recorded an impairment of $0.1 million to 26 owned railcars with corrosion damage. The General Partner determined that these railcars should be scrapped. This indicated that an impairment to these railcars may exist. The fair value of the railcars with this defect was determined by using industry expertise. No reductions were required to the carrying value of the owned equipment during the three months ended March 31, 2004.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6.   Equity Investments in Affiliated Entities

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

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Partnership has an interest and the Partnership’s proportional share of equity in each entity as of March 31, 2004 and December 31, 2003 (in thousands of dollars):

	TWA	TWA	Boeing
	S/N 49183	MD-82	737-300
As of March 31, 2004	Trust 1	Trust 2	Trust 3	Total

Assets
Equipment less accumulated depreciation	$--	$2,620	$8,792
Accounts receivable	26	26	--
Due from affiliates	--	--	1,389
Other assets	--	--	4

Total assets	$26	$2,646	$10,185

Liabilities
Accounts payable	$2	$--	$69
Due to affiliates	6	6	5
Lessee deposits and reserve for repairs	--	--	1,389

Total liabilities	8	6	1,463

Equity	18	2,640	8,722

Total liabilities and equity	$26	$2,646	$10,185

Partnership’s share of equity	$9	$1,349	$3,222	$4,580

	TWA	TWA	Boeing
	S/N 49183	MD-82	737-300
As of December 31, 2003	Trust1	Trust2	Trust3	Total

Assets
Equipment less accumulated depreciation	$--	$2,935	$9,177
Due from affiliates	--	--	2,034
Other assets	--	--	7

Total assets	$--	$2,935	$11,218

Liabilities
Accounts payable	$3	$--	$37
Due to affiliates	5	5	7
Lessee deposits and reserve for repairs	--	--	2,034

Total liabilities	8	5	2,078

Equity	(8)	2,930	9,140

Total liabilities and equity	$--	$2,935	$11,218

Partnership’s share of equity	$--	$1,493	$3,383	$4,876

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
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6.   Equity Investments in Affiliated Entities (continued)

The tables below set forth 100% of the revenues, direct and indirect expenses, and net income or loss of the entities in which the Partnership has an interest, and the Partnership‘s proportional share of income or loss in each entity for the three months ended March 31, 2004 and 2003 (in thousands of dollars):

	TWA	TWA	Boeing
For the three months ended	S/N 49183	MD-82	737-300
March 31, 2004	Trust1	Trust2	Trust 3	Total

Revenues	$326	$326	$390
Less: Direct expenses	--	--	7
Indirect expenses	20	334	408
Net income (loss)	$306	$(8)	$(25)

Partnership’s share of net income (loss)	$153	$(8)	$(12)	$133

	TWA	TWA	Boeing
For the three months ended	S/N 49183	MD-82	737-300
March 31, 2003	Trust1	Trust2	Trust 3	Total

Revenues	$315	$315	$465
Less: Direct expenses	(1)	(1)	5
Indirect expenses	21	335	550

Net income (loss)	$295	$(19)	$(90)

Partnership’s share of net income (loss)	$147	$(13)	$(41)	$93

As of March 31, 2004 and December 31, 2003, all jointly-owned equipment in the Partnership’s equity investment portfolio was on lease.

1    The Partnership owns a 50% interest in the TWA S/N 49183 Trust that owns a MD-82 stage III commercial aircraft.
2    The Partnership owns a 50% interest in the TWA MD-82 Trust that owns a MD-82 stage III commercial aircraft.
3    The Partnership owns a 38% interest in the Boeing 737-300 Trust that owns a Boeing stage III commercial aircraft.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7.   Operating Segments

The Partnership operates in five primary operating segments: marine container leasing, trailer leasing, aircraft leasing, railcar leasing, and marine vessel leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

	Marine				Marine
For the three months ended	Container	Trailer	Aircraft	Railcar	Vessel
March 31, 2004	Leasing	Leasing	Leasing	Leasing	Leasing	Other 1	Total

Revenues
Lease revenue	$1,485	$146	$97	$520	$1,230	$--	$3,478
Interest income and other income	--	--	7	--	--	14	21
Gain on disposition of equipment	22	8	--	130	--	--	160

Total revenues	1,507	154	104	650	1,230	14	3,659

Expenses
Operations support	19	92	3	102	907	30	1,153
Depreciation and amortization	778	52	--	329	310	1	1,470
Management fees to affiliate	74	7	8	44	62	--	195
Interest expense	--	--	--	--	--	153	153
General and administrative expenses	--	19	1	69	30	195	314
(Recovery of) provision for bad debts	--	(1)	(114)	24	--	--	(91)
Total expenses	871	169	(102)	568	1,309	379	3,194

Equity in net income of equity
investments	--	--	133	--	--	--	133

Net income (loss)	$636	$(15)	$339	$82	$(79)	$(365)	$598

Equipment purchases and
capitalized improvements	$--	$--	$--	$4,000	$--	$--	$4,000

Acquisition fees to affiliate	$--	$--	$--	$180	$--	$--	$180

Total assets as of March 31, 2004	$19,190	$524	$4,766	$10,734	$3,492	$8,524	$47,230

	Marine				Marine
For the three months ended	Container	Trailer	Aircraft	Railcar	Vessel
March 31, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other 2	Total

Revenues
Lease revenue	$1,607	$165	$--	$395	$1,270	$--	$3,437
Interest income and other income	--	--	10	--	--	32	42
Gain on disposition of equipment	9	--	--	7	--	--	16

Total revenues	1,616	165	10	402	1,270	32	3,495

Expenses
Operations support	13	65	3	186	1,091	18	1,376
Depreciation and amortization	938	52	--	167	310	1	1,468
Management fees to affiliate	80	9	5	27	64	--	185
Interest expense	--	--	--	--	--	209	209
General and administrative expenses	--	28	14	34	21	215	312
Impairment loss on equipment	--	--	--	112	--	--	112
(Recovery of) provision for bad debts	--	--	(107)	22	--	--	(85)
Total expenses	1,031	154	(85)	548	1,486	443	3,577

Equity in net income of equity
investments	--	--	93	--	--	--	93

Net income (loss)	$585	$11	$188	$(146)	$(216)	$(411)	$11

Equipment purchases and
capitalized improvements	$--	$--	$--	$4,090	$--	$--	$4,090

Acquisition fees to affiliate	$--	$--	$--	$184	$--	$--	$184

1   Includes certain assets not identifiable to a specific segment such as cash, deferred charges and certain prepaid expenses and other assets. Also includes certain interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative and operations support expenses.
2   Includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative and operations support expenses.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8.   Net Income Per Weighted-Average Limited Partnership Unit

Net income per weighted-average limited partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three months ended March 31, 2004 and 2003 was 4,981,450.

9.   Accounts and Note Receivable

Accounts and note receivable represent balances due from current or former lessees for unpaid balances incurred from leasing Partnership owned equipment and uncollected receivables from insurance claims. The components of accounts and note receivable were as follows (in thousands of dollars):

	March 31,	December 31,
	2004	2003

Trade accounts receivable	$2,147	$2,093
Note receivable	402	570
Insurance receivables	478	478
Allowance for doubtful accounts	(546)	(640)

	$2,481	$2,501

At March 31, 2004 and December 31, 2003, the balance in note receivable of $0.4 million and $0.6 million, respectively, was due from an aircraft lessee. The note receivable is scheduled to be fully paid by October 2004. Unpaid outstanding balances will accrue interest at a rate of 5%. Due to the uncertainty of ultimate collection of the note, the General Partner will continue to fully reserve the unpaid outstanding balance less any security deposits and any payments received through May 14, 2004.

During March 2004, the General Partner received notification from the insurance carrier that the insurance receivable should be paid before the end of September 2004. The amount of the insurance receivable is net of any deductible and any commissions due to brokers.

10.   Debt

The Partnership is a participant in a $7.5 million warehouse facility. The warehouse facility is scheduled to expire on December 31, 2004 with all advances due no later than December 31, 2004. As of March 31, 2004, the Partnership had no borrowings outstanding under this facility.

11.   Commitments and Contingencies

PLM Transportation Equipment Corp. (TEC), an affiliate of the General Partner, arranged for the lease or purchase of up to 1,050 railcars with a delivery date between 2002 and 2004. As of March 31, 2004, TEC or an affiliated program have purchased 208 railcars, at a cost of $15.3 million, and have leased 487 railcars. During 2004, TEC or an affiliated program will purchase or lease the remaining 352 railcars included in the commitment. The commitment requires a minimum of 30% of the 352 railcars to be purchased at a cost of $7.5 million. The remaining 70% of the 352 railcars may be leased or purchased. The total purchase price for the 352 railcars is $25.0 million.

The remaining railcars to be purchased or leased under this commitment, with a cost of $25.0 million, will be delivered in 2004 and may be purchased or leased by TEC, the Partnership, an affiliated program, or an unaffiliated third party.

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

In the first quarter of 2004, an affiliate of FSI purchased 43 sulfur railcars for $2.5 million. FSI anticipates these railcars will be sold to a managed program or an unaffiliated third party in 2004.

At March 31, 2004, railcars with an original equipment cost of $2.5 million were owned by FSI or its affiliates, some of which were purchased from the above transaction. While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

12.   Recent Accounting Pronouncements

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)   RESULTS OF OPERATIONS

Comparison of the PLM Equipment Growth & Income Fund VII’s (the Partnership’s) Operating Results for the Three Months Ended March 31, 2004 and 2003

(A)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment increased during the three months ended March 31, 2004 compared to the same period of 2003. Gains or losses from the disposition of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, impairment loss of equipment, general and administrative expenses, and recovery of bad debts relating to the operating segments (see Note 7 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Three Months
	Ended March 31,
	2004	2003

Marine containers	$1,466	$1,594
Railcars	418	209
Marine vessels	323	179
Aircraft	94	(3)
Trailers	54	100

Marine containers:   Lease revenues and direct expenses for marine containers were $1.5 million and $19,000 respectively, for the three months ended March 31, 2004, compared to $1.6 million and $13,000, respectively, during the same period of 2003. The decrease in lease revenues of $0.1 million during the three months ended March 31, 2004 was due to certain marine containers owned by the Partnership switching from a fixed lease rate to utilization based rate resulting in lower lease revenues. Additional marine containers owned by the Partnership will be converting from a fixed term lease to one based on utilization over the next 24 months. This is expected to cause lease revenues to decline further.

Railcars:   Railcar lease revenues and direct expenses were $0.5 million and $0.1 million, respectively, for the three months ended March 31, 2004, compared to $0.4 million and $0.2 million, respectively, during the same period of 2003. During the three months ended March 31, 2004, an increase in lease revenues of $0.1 million resulted from the purchase and lease of railcars during 2004 and in 2003.

Marine vessels:   Marine vessel lease revenues and direct expenses were $1.2 million and $0.9 million, respectively, for the three months ended March 31, 2004, compared to $1.3 million and $1.1 million, respectively, during the same period of 2003. Lease revenues decreased $40,000 during the three months ended March 31, 2004 compared to the same period of 2003 due to off-hire time needed for repairs to one of the Partnership’s two marine vessels. Direct expenses decreased $0.2 million during the three months ended March 31, 2004 compared to 2003 resulting from lower repairs of $0.2 million partially offset by higher insurance costs of $0.1 million.

Aircraft:   Aircraft lease revenues and direct expenses were $0.1 million and $3,000, respectively, for the three months ended March 31, 2004, compared to $-0- and $3,000, respectively, during the same period of 2003. The increase on lease revenues of $0.1 million was due to the Partnership’s owned aircraft being on-lease during the three months ended March 31, 2004 compared to the same period of 2003, during which this aircraft was off-lease.

Trailers:   Trailer lease revenues and direct expenses were $0.1 million and $0.1 million, respectively, for the three months ended March 31, 2004, compared to $0.2 million and $0.1 million, respectively, during the same period of 2003. The decrease in trailer lease revenues of $19,000 was due to a decrease in utilization compared to the same period of 2003. The increase of $27,000 in trailer direct expenses was due to an increase in the repairs and maintenance compared to the same period of 2003.

(B)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.1 million for the three months ended March 31, 2004 decreased from $2.2 million for the same period in 2003. Significant variances are explained as follows:

(i)   A $0.1 million decrease in the impairment loss of equipment resulted from the Partnership reducing the carrying value of 26 railcars to their estimated fair value during the first quarter of 2003. No impairment of owned equipment was required during the three months ended March 31, 2004;

(ii)   A $0.1 million decrease in interest expense was due to a lower average outstanding debt balance in the first quarter of 2004 compared to the same period of 2003; and

(iii)   Depreciation and amortization expenses remained the same during the three months ended March 31, 2004 and 2003. A decrease of approximately $0.2 million was caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned, was offset by an increase of $0.2 million resulting from the purchase of railcars during 2004 and 2003.

(C)   Gain on Disposition of Owned Equipment

Gain on disposition of owned equipment for the three months ended March 31, 2004 totaled $0.2 million, and resulted from the sale of marine containers, railcars and a trailer with a net book value of $0.1 million for proceeds of $0.3 million. The gain on disposition of owned equipment for the first quarter of 2003 totaled $16,000, and resulted from the sale of marine containers and railcars with a net book value of $0.1 million for proceeds of $0.1 million.

(D)   Equity in Net Income of Equity investments

Equity in net income of equity investments represents the Partnership's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances.

The following equity investment discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation expense, direct expenses, and administrative expenses in the equity investments:

As of March 31, 2004 and 2003, the Partnership owned interests in three trusts that each own a commercial aircraft. During the three months ended March 31, 2004, lease revenues of $0.5 million were partially offset by depreciation expense, direct expenses, and administrative expenses of $0.3 million. During the same period of 2003, lease revenues of $0.5 million were partially offset by depreciation expense, direct expenses, and administrative expenses of $0.4 million.

A decrease in depreciation expense of $0.1 million was caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(E)   Net Income

As a result of the foregoing, the Partnership had net income of $0.6 million for the three months ended March 31, 2004, compared to net income of $11,000 during the same period of 2003. The Partnership's ability to acquire, operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the three months ended March 31, 2004 is not necessarily indicative of future periods.

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

Impairment of long-lived assets: Whenever circumstances indicate that an impairment may exist, the General Partner reviews the carrying value of its equipment and investments in equity investments to determine if the carrying value of the assets may not be recoverable due to current economic conditions. This requires the General Partner to make estimates related to future cash flows from each asset as well as the determination if the deterioration is temporary or permanent. If these estimates or the related assumptions change in the future, the Partnership may be required to record additional impairment charges.

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

(III)   FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the three months ended March 31, 2004, the Partnership generated cash from operations of $3.2 million to meet its operating obligations, purchase additional equipment, pay debt and interest, and maintain working capital reserves.

During the three months ended March 31, 2004, the Partnership purchased railcars for $4.0 million and paid FSI or its affiliates $0.2 million for acquisition fees and $40,000 for lease negotiation fees. During the three months ended March 31, 2004, the Partnership disposed of owned equipment for proceeds of $0.3 million.

Restricted cash decreased $0.1 million resulting from the withdrawal of the lender from the Partnership's debt facility that required these deposits. No such deposits were required from the new lender.

Accounts and note receivable decreased $20,000 in the three months ended March 31, 2004. The decrease was caused by the collection of $0.2 million in note receivable which was partially offset by an increase of $0.2 million due to the timing of lease receipts.

Equity investments in affiliated entities decreased $0.3 million during the three months ended March 31, 2004 due to cash distributions of $0.4 million from the equity investments to the Partnership partially offset by the income of $0.1 million that was recorded by the Partnership for its interests in the equity investments.

Deferred charges increased $27,000 due to the payment of $40,000 in lease negotiation fees to FSI partially offset by amortization.

Prepaid expenses increased $0.1 million during 2004 due to the payment of insurance expenses during the first quarter of 2004 that will be amortized over the term of the policy.

Accounts payable increased $1.2 million during the three months ended March 31, 2004. An increase of $1.1 million was due to the over payment from a customer in the first quarter of 2004 that was reimbursed during April 2004 and an increase of $0.1 million was due to the accrual of the interest payment due semi-annually on notes payable.

Due to affiliates decreased $0.2 million during the three months ended March 31, 2004 due to the payment of engine reserves due to an equity investment. The equity investment used these funds to repair the engines on an aircraft.

Reserve for repairs increased $0.1 million during the three months ended March 31, 2004 due to dry dock accruals for the Partnership's owned marine vessel.

Lessee deposits increased $29,000 during the three months ended March 31, 2004 due to the receipt of lease payments due in a future period.

The Partnership is scheduled to make an annual debt payment of $4.0 million to the lenders of the notes payable on December 31, 2004. The cash for this payment will come from operations and proceeds from equipment dispositions.

The Partnership is a participant in a $7.5 million warehouse facility. The warehouse facility is shared by the Partnership, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, and MILPI Holdings LLC (MILPI), all of which are related parties. The facility provides for financing up to 100% of the cost of the equipment and expires on December 31, 2004. Any borrowings by the Partnership are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than December 31, 2004. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower’s option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLM International, Inc. and MILPI, the parent companies of the General Partner. The Partnership is not liable for the advances made to the other borrowers.

As of May 14, 2004, there were no other outstanding borrowings on this facility by the Partnership or any of the other eligible borrowers.

PLM Transportation Equipment Corp. (TEC), an affiliate of the General Partner, arranged for the lease or purchase of up to 1,050 railcars with a delivery date between 2002 and 2004. As of March 31, 2004, TEC or an affiliated program have purchased 208 railcars, at a cost of $15.3 million, and have leased 487 railcars. During 2004, TEC or an affiliated program will purchase or lease the remaining 352 railcars included in the commitment. The commitment requires a minimum of 30% of the 352 railcars to be purchased at a cost of $7.5 million. The remaining 70% of the 352 railcars may be leased or purchased. As included in the commitment table below, the total purchase price for the 352 railcars is $25.0 million.

The remaining railcars to be purchased or leased under this commitment, with a cost of $25.0 million, will be delivered in 2004 and may be purchased or leased by TEC, the Partnership, an affiliated program, or an unaffiliated third party.

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

In the first quarter of 2004, an affiliate of FSI purchased 43 sulfur railcars for $2.5 million. FSI anticipates these railcars will be sold to a managed program or an unaffiliated third party in 2004.

At March 31, 2004, railcars with an original equipment cost of $2.5 million were owned by FSI, some of which were purchased from the above transaction. While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

Commitments and contingencies as of March 31, 2004 are as follows (in thousands of dollars):

		Less than	1-3
Partnership Obligations:	Total	1 Year	Years

Notes payable	$8,000	$4,000	$4,000

Affiliate Obligations:

Commitment to purchase railcars	$66,237	$45,985	$20,252
Commitment to purchase
sulfur railcars	2,531	2,531	--
	$68,768	[1] $48,516	$20,252

1  While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

(IV) RECENT ACCOUNTING PRONOUNCEMENTS

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

(V)   OUTLOOK FOR THE FUTURE

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

Several factors may affect the Partnership's operating performance during the remainder of 2004 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

Recently, worldwide steel prices have increased due to the demand in China for steel. While the General Partner is unable to determine if the price of steel will remain at these levels, if they do remain at the current level, or were to increase further, the General Partner would expect to see increases in the price of new or used transportation equipment such as railcars, marine containers and marine vessels that contain this product. In addition, the increase in the price of new steel effectively increases the price paid for scrap steel. Currently, the price of certain new equipment has increased as much as 30% over the past few months. Accordingly, if these prices become sustained for a long period of time, the General Partner would expect the lease rates for this type of equipment to increase as a result of this.

The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors.

Other factors affecting the Partnership’s operations during the remainder of 2004 and beyond include:

(1)   Starting in 2003 and continuing through 2005, a significant number of the Partnership’s marine containers currently on a fixed rate lease will be switching to a lease based on utilization. The General Partner anticipates that this will result in a significant decrease in lease revenues in 2004 compared to 2003;

(2)   Economic recovery in the railcar segment seems to be back on track after an uncertain second half of 2003. Orders for new railcars, a key leading indicator, jumped to 18,000 in the first quarter of 2004 from approximately 12,000 in the fourth quarter of 2003. Overall railcar loadings are now forecast to grow approximately 5% in 2004 which is an extremely strong outlook. Chemical and petroleum railcar loadings, the most important drivers for the majority of the Partnership’s fleet, increased 2% and 3% in the first quarter, as reported by the American Association of Railroads. Industry fleet utilization numbers are not specifically available, but are generally considered to have increased in all railcar types. The speed of recovery in lease rates continues to be dependent on the number of idle railcars in fleets owned by various shippers and leasing competitors who have been very aggressive in quoted rates compared to historical norms. Another key will be the ability of the railroads to operate efficiently at the higher volumes and avoid congestion. At this point, congestion has been localized and has not had a significant effect;

(3)   Market demand for new and used aircraft has been severely impacted by the poor financial condition of the airline industry. The General Partner believes that there is a significant oversupply of commercial aircraft available that has caused a decrease in aircraft fair market values. The General Partner believes aircraft prices have decreased to a level which may make them attractive investment opportunities. Accordingly, the Partnership may purchase aircraft in 2004.

During 2001, the lessee of a Stage II Boeing 737-200 commercial aircraft notified the General Partner of its intention to return this aircraft and stopped making lease payments. During October 2002, the General Partner reached an agreement with the lessee of this aircraft for the past due lease payments. The lessee made an initial payment during October 2002, to be followed by 23 equal monthly installments beginning in November 2002. Unpaid outstanding amounts will accrue interest at a rate of 5%. The balance outstanding at March 31, 2004 was $0.4 million. Due to the uncertainty of ultimate collection, the General Partner will continue to fully reserve the unpaid outstanding balance less the security deposit from this lessee. As of May 14, 2004, the lessee was current with all the installment payments due to the Partnership except for the installment payment due during May 2004.

The lessee of the Partnership’s two partially owned MD-82 commercial aircraft encountered financial difficulties during 2002 and 2003. The lessee restructured leases (including a $5,000 a month reduction in the lease payment for each aircraft owned by entities in which the Partnership has an interest) and renegotiated labor contracts. While the General Partner believes the financial condition of this lessee has stabilized, it is possible that it could encounter new difficulties in the future. If this aircraft were to be returned prior to its lease expiration in 2008, the aircraft could be off-lease for a significant period of time or re-leased at a significantly lower lease rate;

(4)   The Partnership's two owned marine vessels are on a fixed rate lease through November 2004 and April 2005. Over the last several months, the lease rates earned on similar marine vessels have significantly increased. The General Partner is currently negotiating with the lessee of the marine vessels to extend the leases at current market rates. Alternatively, the General Partner may market the marine vessels for sale;

(5)   The management fee rate paid by the Partnership will be reduced by 25% for the period starting January 1, 2005 and ending June 30, 2006; and.

(6)   The Partnership is expected to continue to have increased general and administrative costs due to costs associated with the acquisition of additional equipment.

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

The Partnership intends to use cash flow from operations to satisfy its operating requirements, purchase additional equipment, and pay loan principal and interest on debt.

The General Partner believes prices on certain transportation equipment, primarily railcar equipment and selected aircraft equipment, have reached attractive levels and is currently in the market to make investments in 2004. The General Partner believes that transportation equipment purchased in today's economic environment may appreciate. Accordingly, the General Partner believes that most of the cash currently held by the Partnership will be used to purchase additional equipment.

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

PART II -- OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

31.1    Certificate of President of the General Partner pursuant to Section 302 of Sarbanes - Oxley Act.

31.2    Certificate of Chief Financial Officer of the General Partner pursuant to Section 302 of Sarbanes - Oxley Act.

32.1    Certificate of President of the General Partner pursuant to Section 906 of Sarbanes - Oxley Act.

32.2    Certificate of Chief Financial Officer of the General Partner pursuant to Section 906 of Sarbanes - Oxley Act.

(b)   Reports on Form 8-K

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLM EQUIPMENT GROWTH & INCOME FUND VII

By:       PLM Financial Services, Inc.
General Partner

Date:   May 14, 2004      By:   /s/ Richard K Brock
Richard K Brock
Chief Financial Officer