Form 10QSB
period 2004-06-30
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 2004-08-16
CIK 895234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-QSB

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the quarterly period ended June 30, 2004

[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the transition period from to

Commission file number 0-26594
_______________________

PLM EQUIPMENT GROWTH & INCOME FUND VII
(Exact name of registrant as specified in its charter)

California	94-3168838
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Nyala Farms Road
Westport, CT	06880
(Address of principal	(Zip code)
executive offices)

Former Address: 235 3rd Street South, Suite 200, St. Petersburg, FL. 33701

Registrant's telephone number, including area code: (203) 341-0555
_______________________

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

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)

	June 30,	December 31,
	2004	2003

Assets

Equipment held for operating leases, at cost	$86,025	$84,873
Less accumulated depreciation	(56,050)	(55,810)

Net equipment	29,975	29,063

Cash and cash equivalents	9,420	8,635
Restricted cash	--	60
Accounts and note receivable, less allowance for doubtful
accounts of $385 in 2004 and $640 in 2003	2,655	2,501
Equity investments in affiliated entities	4,332	4,876
Deferred charges, net of accumulated amortization
of $249 in 2004 and $492 in 2003	133	119
Prepaid expenses and other assets	347	324

Total assets	$46,862	$45,578

Liabilities and partners’ capital

Liabilities:
Accounts payable and accrued expenses	$725	$861
Due to affiliates	855	996
Reserve for repairs	1,212	1,033
Lessee deposits	164	157
Notes payable	8,000	8,000

Total liabilities	10,956	11,047

Commitments and contingencies

Partners' capital:
Limited partners (4,981,450 limited partnership units)	35,906	34,531
General Partner	--	--

Total partners' capital	35,906	34,531

Total liabilities and partners’ capital	$46,862	$45,578

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands of dollars, except weighted-average limited partnership unit amounts)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003

Revenues

Lease revenue	$3,551	$3,163	$7,029	$6,600
Interest and other income	15	41	36	83
Gain on disposition of equipment	312	5	472	20
Loss on disposition of equipment	--	(1)	--	--
Total revenues	3,878	3,208	7,537	6,703

Expenses

Depreciation and amortization	1,513	1,631	2,983	3,099
Repairs and maintenance	445	720	875	1,430
Equipment operating expense	628	492	1,119	993
Insurance expense	189	214	421	379
Management fees to affiliate	204	178	399	363
Interest expense	153	210	306	419
General and administrative expenses
to affiliates	74	20	157	57
Other general and administrative expenses	224	349	455	624
Impairment loss on equipment	--	7	--	119
Recovery of bad debts	(162)	(180)	(253)	(265)
Total expenses	3,268	3,641	6,462	7,218

Equity in net income (loss) of
equity investments	167	(420)	300	(327)

Net income (loss)	$777	$(853)	$1,375	$(842)

Partners' share of net income (loss)

Limited partners	$777	$(853)	$1,375	$(842)
General Partner	--	--	--	--

Total	$777	$(853)	$1,375	$(842)

Limited partners’ net income (loss) per
weighted-average limited partnership unit	$0.16	$(0.17)	$0.28	$(0.17)

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Period from December 31, 2003 to June 30, 2004
(in thousands of dollars)
(unaudited)

	Limited Partners	General Partner	Total

Partners' capital as of December 31, 2003	$34,531	$--	$34,531

Net income	1,375	--	1,375

Partners' capital as of June 30, 2004	$35,906	$--	$35,906

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)
For the Six Months Ended June 30,
	2004	2003

Operating activities

Net income (loss)	$1,375	$(842)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	2,983	3,099
Amortization of debt issuance costs	13	13
Recovery of bad debts	(253)	(265)
Impairment loss on equipment	--	119
Gain on disposition of equipment	(472)	(20)
Equity in net (income) loss from equity investments	(300)	327
Distribution from equity investments	844	913
Changes in operating assets and liabilities:
Accounts and note receivable	99	(254)
Prepaid expenses and other assets	(23)	64
Accounts payable and accrued expenses	(136)	241
Due to affiliates	(141)	112
Reserve for repairs	179	(97)
Lessee deposits	7	73

Net cash provided by operating activities	4,175	3,483

Investing activities

Payments for purchase of equipment and capitalized repairs	(4,000)	(4,090)
Payments of acquisition fees to affiliate	(180)	(184)
Payments of lease negotiation fees to affiliate	(40)	(41)
Proceeds from disposition of equipment	770	100

Net cash used in investing activities	(3,450)	(4,215)

Financing activities

Decrease in restricted cash	60	--
Net cash provided by financing activities	60	--

Net increase (decrease) in cash and cash equivalents	785	(732)
Cash and cash equivalents at beginning of period	8,635	9,339

Cash and cash equivalents at end of period	$9,420	$8,607

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

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner) all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership’s unaudited condensed balance sheets at June 30, 2004, condensed statements of operations for the three and six months ended June 30, 2004 and 2003, condensed statements of changes in partners’ capital for the period from December 31, 2003 to June 30, 2004, and the condensed statements of cash flows for the six months ended June 30, 2004 and 2003 have been made and are reflected.

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

4.   Transactions with General Partner and Affiliates

The balance due to affiliates as of June 30, 2004 included $0.3 million due to FSI or its affiliates for management fees and $0.6 million due to affiliated equity investments. The balance due to affiliates as of December 31, 2003 included $0.2 million due to FSI or its affiliates for management fees and $0.8 million due to affiliated equity investments.

The Partnership’s proportional share of the affiliated expenses incurred by affiliated equity investments during 2004 and 2003 is listed in the following table (in thousands of dollars):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003

Management fees	$26	$40	$53	$72
Data processing and administrative
expenses	2	1	5	3

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

4.   Transactions with General Partner and Affiliates (continued)

These affiliate expenses reduced the Partnership's proportional share of the equity interest in the income of equity investments.

During the six months ended June 30, 2004, the Partnership purchased $4.0 million in railcars from FSI or its affiliates and paid $0.2 million for acquisition fees and $40,000 for lease negotiation fees. The Partnership's cost for these railcars was the lower of FSI's or its affiliates cost or the fair market value at the time of purchase. During the six months ended June 30, 2003, the Partnership purchased $4.1 million in railcars from an unaffiliated third party and paid FSI or its affiliates $0.2 million for acquisition fees and $41,000 for lease negotiation fees.

5.   Equipment

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

June 30,		December 31,
	2004	2003

Marine containers	$38,558	$38,667
Marine vessels	22,212	22,212
Rail equipment	16,090	14,799
Aircraft	5,483	5,483
Trailers	3,682	3,712
	86,025	84,873
Less accumulated depreciation	(56,050	(55,810

Net equipment	$29,975	$29,063

Equipment held for operating leases is stated at cost less depreciation and any reductions to the carrying value.

As of June 30, 2004, all owned equipment in the Partnership’s portfolio was on lease except for 56 railcars with a net book value of $0.3 million. As of December 31, 2003, all owned equipment was on lease except for 158 railcars with a net book value of $0.7 million.

During the six months ended June 30, 2004, the Partnership purchased railcars for $4.2 million including acquisition fees of $0.2 million. During the six months ended June 30, 2003, the Partnership purchased railcars for $4.3 million including acquisition fees of $0.2 million.

During the six months ended June 30, 2004, the Partnership disposed of marine containers, railcars and trailers with a net book value of $0.3 million for proceeds of $0.8 million. During the six months ended June 30, 2003, the Partnership disposed of marine containers and railcars with a net book value of $0.1 million for proceeds of $0.1 million.

In the six months ended June 30, 2003, the Partnership recorded an impairment of $0.1 million to 26 owned railcars with corrosion damage. The General Partner determined that these railcars should be scrapped. This indicated that an impairment to these railcars may exist. The fair value of the railcars with this defect was determined by using industry expertise. No reductions were required to the carrying value of the owned equipment during the six months ended June 30, 2004.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6.   Equity Investments in Affiliated Entities

The Partnership owns equipment and other assets jointly with affiliated programs.

Ownership interest is based on the Partnership’s contribution towards the cost of the assets in the equity investments. The Partnership’s proportional share of equity and income (loss) in each entity is not necessarily the same as its ownership interest. The primary reason for this is that certain fees such as management fees, acquisition fees, and lease and re-lease negotiation fees vary among the owners of the equity investments. The Partnership’s investment in equity investments includes acquisition and lease negotiation fees paid by the Partnership to the General Partner or its affiliates. The Partnership’s equity interest in the net income (loss) of equity investments is reflected net of management fees paid or payable and the amortization of acquisition and lease negotiation fees.

The tables below set forth 100% of the revenues, direct and indirect expenses, impairment loss on equipment, and net income or loss of the entities in which the Partnership has an interest, and the Partnership‘s proportional share of income or loss in each entity for the three and six months ended June 30, 2004 and 2003 (in thousands of dollars):

	TWA	TWA	Boeing	PLM
For the three months ended	S/N 49183	MD-82	737-300	Worldwide
June 30, 2004	Trust1	Trust2	Trust 3	Leasing4	Total

Revenues	$308	$308	$390
Less: Direct expenses	--	--	5
Indirect expenses	17	332	407

Net income (loss)	$291	$(24)	$(22)

Partnership’s share of net income (loss)	$145	$(15)	$(11)	$48	$167

	TWA	TWA	Boeing
For the three months ended	S/N 49183	MD-82	737-300
June 30, 2003	Trust1	Trust2	Trust 3	Total

Revenues	$310	$310	$465
Less: Direct expenses	--	--	2
Indirect expenses	22	336	547
Impairment loss on equipment	--	--	1,321

Net income (loss)	$288	$(26)	$(1,405)

Partnership’s share of net income (loss)	$144	$(16)	$(548)	$(420)

1    The Partnership owns a 50% interest in the TWA S/N 49183 Trust that owns a MD-82 stage III commercial aircraft.
2    The Partnership owns a 50% interest in the TWA MD-82 Trust that owns a MD-82 stage III commercial aircraft.
3    The Partnership owns a 38% interest in the Boeing 737-300 Trust that owns a Boeing stage III commercial aircraft.
4    The Partnership owns a 25% interest in PLM Worldwide Leasing Corp.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6.   Equity Investments in Affiliated Entities (continued)

	TWA	TWA	Boeing	PLM
For the six months ended	S/N 49183	MD-82	737-300	Worldwide
June 30, 2004	Trust1	Trust2	Trust 3	Leasing4	Total

Revenues	$634	$634	$780
Less: Direct expenses	--	--	12
Indirect expenses	37	666	816

Net income (loss)	$597	$(32)	$(48)

Partnership’s share of net income (loss)	$299	$(23)	$(24)	$48	$300

	TWA	TWA	Boeing
For the six months ended	S/N 49183	MD-82	737-300
June 30, 2003	Trust1	Trust2	Trust 3	Total

Revenues	$625	$625	$930
Less: Direct expenses	(1)	(1)	7
Indirect expenses	43	671	1,097
Impairment loss on equipment	--	--	1,321

Net income (loss)	$583	$(45)	$(1,495)

Partnership’s share of net income (loss)	$292	$(30)	$(589)	$(327)

As of June 30, 2004 and December 31, 2003, all jointly-owned equipment in the Partnership’s equity investment portfolio was on lease.

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
4    The Partnership owns a 25% interest in PLM Worldwide Leasing Corp.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7.   Operating Segments (continued)

The following tables present a summary of the operating segments (in thousands of dollars):

	Marine				Marine
For the three months ended	Container	Trailer	Aircraft	Railcar	Vessel
June 30, 2004	Leasing	Leasing	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$1,499	$149	$97	$582	$1,224	$--	$3,551
Interest income and other income	--	--	4	--	--	11	15
Gain on disposition of equipment	28	--	--	284	--	--	312

Total revenues	1,527	149	101	866	1,224	11	3,878

Expenses
Depreciation and amortization	775	51	--	376	310	1	1,513
Operations support	24	112	3	245	846	32	1,262
Management fees to affiliate	75	8	28	32	61	--	204
Interest expense	--	--	--	--	--	153	153
General and administrative expenses	--	--	13	70	28	187	298
(Recovery of) provision for bad debts	--	(1)	(172)	11	--	--	(162)
Total expenses	874	170	(128)	734	1,245	373	3,268

Equity in net income of equity
investments	--	--	167	--	--	--	167

Net income (loss)	$653	$(21)	$396	$132	$(21)	$(362)	$777

Total assets as of June 30, 2004	$18,438	$459	$4,550	$10,436	$3,180	$9,799	$46,862

	Marine				Marine
For the three months ended	Container	Trailer	Aircraft	Railcar	Vessel
June 30, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other[2]	Total

Revenues
Lease revenue	$1,518	$62	$--	$553	$1,030	$--	$3,163
Interest income and other income	--	--	18	--	--	23	41
Gain (loss) on disposition of equipment	5	--	--	(1)	--	--	4

Total revenues	1,523	62	18	552	1,030	23	3,208

Expenses
Depreciation and amortization	937	52	--	331	310	1	1,631
Operations support	13	59	26	151	1,158	19	1,426
Management fees to affiliate	76	3	12	36	51	--	178
Interest expense	--	--	--	--	--	210	210
General and administrative expenses	--	25	76	38	30	200	369
Impairment loss on equipment	--	--	--	7	--	--	7
Recovery of bad debts	--	--	(163)	(17)	--	--	(180)
Total expenses	1,026	139	(49)	546	1,549	430	3,641

Equity in net loss of equity investments	--	--	(420)	--	--	--	(420)
Net income (loss)	$497	$(77)	$(353)	$6	$(519)	$(407)	$(853)

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

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7.   Operating Segments (continued)

	Marine				Marine
For the six months ended	Container	Trailer	Aircraft	Railcar	Vessel
June 30, 2004	Leasing	Leasing	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$2,984	$295	$194	$1,102	$2,454	$--	$7,029
Interest income and other income	--	--	11	--	--	25	36
Gain on disposition of equipment	50	8	--	414	--	--	472

Total revenues	3,034	303	205	1,516	2,454	25	7,537

Expenses
Depreciation and amortization	1,553	103	--	705	620	2	2,983
Operations support	43	204	6	347	1,753	62	2,415
Management fees to affiliate	149	15	36	76	123	--	399
Interest expense	--	--	--	--	--	306	306
General and administrative expenses	--	19	14	139	58	382	612
(Recovery of) provision for bad debts	--	(2)	(286)	35	--	--	(253)
Total expenses	1,745	339	(230)	1,302	2,554	752	6,462

Equity in net income of equity
investments	--	--	300	--	--	--	300

Net income (loss)	$1,289	$(36)	$735	$214	$(100)	$(727)	$1,375

Equipment purchases and
capitalized improvements	$--	$--	$--	$4,000	$--	$--	$4,000

Acquisition fees to affiliate	$--	$--	$--	$180	$--	$--	$180

	Marine				Marine
For the six months ended	Container	Trailer	Aircraft	Railcar	Vessel
June 30, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$3,125	$227	$--	$948	$2,300	$--	$6,600
Interest income and other income	--	--	28	--	--	55	83
Gain on disposition of equipment	14	--	--	6	--	--	20

Total revenues	3,139	227	28	954	2,300	55	6,703

Expenses
Depreciation and amortization	1,875	104	--	498	620	2	3,099
Operations support	26	124	29	337	2,249	37	2,802
Management fees to affiliate	156	12	17	63	115	--	363
Interest expense	--	--	--	--	--	419	419
General and administrative expenses	--	53	90	72	51	415	681
Impairment loss on equipment	--	--	--	119	--	--	119
(Recovery of) provision for bad debts	--	--	(270)	5	--	--	(265)
Total expenses	2,057	293	(134)	1,094	3,035	873	7,218

Equity in net loss of equity investments	--	--	(327)	--	--	--	(327)

Net income (loss)	$1,082	$(66)	$(165)	$(140)	$(735)	$(818)	$(842)

Equipment purchases and
capitalized improvements	$--	$--	$--	$4,090	$--	$--	$4,090

Acquisition fees to affiliate	$--	$--	$--	$184	$--	$--	$184

8.   Net Income (Loss) Per Weighted-Average Limited Partnership Unit

Net income (loss) per weighted-average limited partnership unit was computed by dividing net income or loss attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three and six months ended June 30, 2004 and 2003 was 4,981,450.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

9.   Accounts and Note Receivable

Accounts and note receivable represent balances due from current or former lessees for unpaid balances incurred from leasing Partnership owned equipment and uncollected receivables from insurance claims. The components of accounts and note receivable were as follows (in thousands of dollars):

	June 30,	December 31,
	2004	2003

Trade accounts receivable	$2,332	$2,093
Note receivable	231	570
Insurance receivables	477	478
Allowance for doubtful accounts	(385)	(640)

	$2,655	$2,501

At June 30, 2004 and December 31, 2003, the balance in note receivable of $0.2 million and $0.6 million, respectively, was due from a former aircraft lessee. The note receivable is scheduled to be fully paid by October 2004. Unpaid outstanding balances accrue interest at a rate of 5%. Due to the uncertainty of ultimate collection of the note, the General Partner fully reserved the unpaid outstanding balance less any security deposits and any payments received through August 13, 2004.

During March 2004, the General Partner received notification from the insurance carrier that the insurance receivable should be paid in 2004. The amount of the insurance receivable is net of any deductible and any commissions due to brokers.

10.   Debt

The Partnership is a participant in a $7.5 million warehouse facility. The warehouse facility is scheduled to expire on December 31, 2004 with all advances due no later than December 31, 2004. As of June 30, 2004 and December 31, 2003, the Partnership had no borrowings outstanding under this facility.

11.   Commitments and Contingencies

PLM Transportation Equipment Corp. (TEC), an affiliate of the General Partner, arranged for the lease or purchase of up to 1,050 railcars with a delivery date between 2002 and 2004. The commitment requires a minimum of 30% of the railcars delivered under the arrangement be purchased and the remaining 70% of the railcars may be leased or purchased. As of June 30, 2004, TEC or an affiliated program have purchased 354 railcars, at a cost of $25.8 million, and have leased 494 railcars, exceeding the minimum purchase requirement under this commitment. The remaining 202 railcars to be purchased or leased under this commitment with a cost of $15.0 million, will be delivered in 2004 and may be purchased or leased by TEC, the Partnership, an affiliated program, or an unaffiliated third party.

In the fourth quarter of 2003, FSI exercised its option under the above agreement to purchase or lease 400 additional railcars which will be delivered in 2004 and 2005. The commitment requires that a minimum of 30% of the total railcars to be delivered under the original agreement and the option be purchased and the remaining railcars may be leased or purchased. If purchased, the total cost for the 400 railcars is $30.3 million. The Partnership, an affiliate, or unaffiliated third party may purchase or lease these railcars. While FSI has not determined which managed program will buy these railcars, it is possible that they will be purchased by the Partnership.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

11.   Commitments and Contingencies (continued)

As of June 30, 2004, TEC is required to purchase an additional 13% of the total remaining railcars under the commitment to meet its overall requirement that 30% of the total commitment be purchased.

At June 30, 2004, railcars with an original equipment cost of $3.4 million were owned by FSI, some of which were purchased from the above transaction. While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of these railcars.

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

13.   Subsequent Event

In July 2004, the Partnership transferred 406 railcars with a net book value of $9.8 million to PLM Rail Partners, LLC (PLM Rail Partners), a limited liability company jointly owned with two affiliated programs. The manager of PLM Rail Partners is PLM Financial Services, Inc. The Partnership owns a 33.8% interest in PLM Rail Partners. In July, PLM Rail Partners borrowed $25.3 million on a non-recourse basis. The loan is collateralized by railcars and future lease payments. This loan bears interest at rates from 5.65% to 7.25% and is to be amortized over 8 years.

During July 2004, PLM Rail Partners distributed $7.7 million to the Partnership from the proceeds of this loan. The Partnership intends to purchase additional equipment with these proceeds.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)   RESULTS OF OPERATIONS

Comparison of the PLM Equipment Growth & Income Fund VII’s (the Partnership’s) Operating Results for the Three Months Ended June 30, 2004 and 2003

(A)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment increased during the three months ended June 30, 2004 compared to the same period of 2003. Gains or losses from the disposition of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, impairment loss of equipment, general and administrative expenses, and recovery of bad debts relating to the operating segments (see Note 7 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Three Months
	Ended June 30,
	2004	2003

Marine containers	$1,475	$1,505
Marine vessels	378	(128)
Railcars	337	402
Aircraft	94	(26)
Trailers	37	3

Marine containers:   Lease revenues and direct expenses for marine containers were $1.5 million and $24,000 respectively, for the three months ended June 30, 2004, compared to $1.5 million and $13,000, respectively, during the same period of 2003.

Marine vessels:   Marine vessel lease revenues and direct expenses were $1.2 million and $0.8 million, respectively, for the three months ended June 30, 2004, compared to $1.0 million and $1.2 million, respectively, during the same period of 2003.

Lease revenues increased $0.2 million during the three months ended June 30, 2004 compared to the same period of 2003 due to the scheduled major maintenance of one of the Partnership’s two marine vessels during 2003 during which the marine vessel was off-hire. A similar event did not occur during 2004.

Direct expenses decreased $0.3 million during the three months ended June 30, 2004 compared to 2003 resulting from lower repairs and maintenance. During the three months ended June 30, 2003, repair costs of approximately $0.2 million was due to an unusual malfunction of a gauge that caused extensive damage to one of the Partnership's marine vessel's engine. A similar event did not occur during 2004.

Railcars:   Railcar lease revenues and direct expenses were $0.6 million and $0.2 million, respectively, for the three months ended June 30, 2004 and 2003. The decrease in railcar contribution of $0.1 million was due to higher repairs and maintenance expense of $0.1 million being partially offset by higher lease revenues of $29,000 caused by the purchase and lease of railcars during 2004.

Aircraft:   Aircraft lease revenues and direct expenses were $0.1 million and $3,000, respectively, for the three months ended June 30, 2004, compared to $-0- and $26,000, respectively, during the same period of 2003. The increase in lease revenues of $0.1 million was due to the Partnership’s owned aircraft being on-lease during the three months ended June 30, 2004 compared to the same period of 2003, during which this aircraft was off-lease.

Trailers:   Trailer lease revenues and direct expenses were $0.1 million and $0.1 million, respectively, for the three months ended June 30, 2004 and 2003.

(B)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.0 million for the three months ended June 30, 2004 decreased from $2.2 million for the same period in 2003. Significant variances are explained as follows:

(i)   A $0.1 million decrease in depreciation and amortization expenses from 2003 levels reflects the decrease of $0.2 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and the decrease of $0.1 million caused by the sale of owned equipment. These decreases were partially offset by an increase of $0.2 million caused by the purchase of railcars during 2004 and 2003;

(ii)   A $0.1 million decrease in interest expense was due to a lower average outstanding debt balance in the second quarter of 2004 compared to the same period of 2003;

(iii)   A $0.1 million decrease in general and administrative expenses during the three months ended June 30, 2004 was primarily due to lower professional costs associated with aircraft equipment;

(iv)   Recovery of bad debts decreased $18,000 in the three months ended June 30, 2004 compared to the same period of 2003 due to the collection of bad debts primarily from one former aircraft lessee that had been previously written off; and

(v)   A $26,000 increase in management fees to affiliate in the three months ended June 30, 2004 compared to the same period of 2003 is due to an increase in lease revenues.

(C)   Net Gain on Disposition of Owned Equipment

Gain on disposition of owned equipment for the three months ended June 30, 2004 totaled $0.3 million, and resulted from the sale of marine containers and railcars with a net book value of $0.2 million for proceeds of $0.5 million. The net gain on disposition of owned equipment for the second quarter of 2003 totaled $4,000, and resulted from the sale of marine containers and railcars with a net book value of $27,000 for proceeds of $31,000.

(D)   Equity in Net Income (Loss) of Equity investments

Equity in net income (loss) of equity investments represents the Partnership's share of the net income or loss generated from the operation of jointly owned entities accounted for under the equity method of accounting.

The following equity investment discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation expense, direct expenses, and administrative expenses in the equity investments:

As of June 30, 2004 and 2003, the Partnership owned interests in three trusts that each own a commercial aircraft and an interest in an entity owning other assets. During the three months ended June 30, 2004, lease revenues from the three trust that each own a commercial aircraft of $0.5 million were partially offset by depreciation expense, direct expenses, and administrative expenses of $0.3 million. During the same period of 2003, lease revenues from the three trust that each own a commercial aircraft of $0.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.4 million and the loss on impairment of $0.5 million. During the three months ended June 30, 2004, contribution from the entity owning other assets increased $48,000 compared to 2003.

A decrease in depreciation expense of $0.1 million was caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned. During the second quarter 2003, impairment loss of $0.5 million resulted from the reduction of the carrying value of a Boeing 737-300 commercial aircraft to its estimated fair value. No impairment was required during the second quarter of 2004.

(E)   Net Income (Loss)

As a result of the foregoing, the Partnership had net income of $0.8 million for the three months ended June 30, 2004, compared to net loss of $0.9 during the same period of 2003. The Partnership's ability to acquire, operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the three months ended June 30, 2004 is not necessarily indicative of future periods.

Comparison of the Partnership’s Operating Results for the Six Months Ended June 30, 2004 and 2003

(A)   Owned Equipment Operations

Lease revenues less direct expenses on owned equipment increased during the six months ended June 30, 2004 compared to the same period of 2003. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Six Months
	Ended June 30,
	2004	2003

Marine containers	$2,941	$3,099
Railcars	755	611
Marine vessels	701	51
Aircraft	188	(29)
Trailers	91	103

Marine containers:   Lease revenues and direct expenses for marine containers were $3.0 million and $43,000 respectively, for the six months ended June 30, 2004, compared to $3.1 million and $26,000, respectively, during the same period of 2003. The decrease in lease revenues of $0.1 million during the six months ended June 30, 2004 was due to certain marine containers owned by the Partnership switching from a fixed lease rate to utilization based rate resulting in lower lease revenues. Additional marine containers owned by the Partnership will be converting from a fixed term lease to one based on utilization over the next 18 months. This is expected to cause lease revenues to decline further.

Railcars:   Railcar lease revenues and direct expenses were $1.1 million and $0.3 million, respectively, for the six months ended June 30, 2004, compared to $0.9 million and $0.3 million, respectively, during the same period of 2003. During the six months ended June 30, 2004, an increase in lease revenues of $0.2 million resulted from the purchase and lease of railcars during 2004 and in 2003.

Marine vessels:   Marine vessel lease revenues and direct expenses were $2.5 million and $1.8 million, respectively, for the six months ended June 30, 2004, compared to $2.3 million and $2.2 million, respectively, during the same period of 2003. Lease revenues increased $0.2 million during the six months ended June 30, 2004 compared to the same period of 2003 due to one of the Partnership’s two marine vessels being in scheduled major maintenance for three weeks of 2003. A similar scheduled major maintenance was not required during the six months ended June 30, 2004. Direct expenses decreased $0.5 million during the six months ended June 30, 2004 compared to 2003 resulting from lower repairs of $0.6 million partially offset by higher insurance costs of $43,000.

Aircraft:   Aircraft lease revenues and direct expenses were $0.2 million and $6,000, respectively, for the six months ended June 30, 2004, compared to $-0- and $29,000, respectively, during the same period of 2003. The increase on lease revenues of $0.2 million was due to the Partnership’s owned aircraft being on-lease during the six months ended June 30, 2004 compared to the same period of 2003, during which this aircraft was off-lease.

Trailers:   Trailer lease revenues and direct expenses were $0.3 million and $0.2 million, respectively, for the six months ended June 30, 2004, compared to $0.2 million and $0.1 million, respectively, during the same period of 2003.

(B)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $4.1 million for the six months ended June 30, 2004 decreased from $4.5 million for the same period in 2003. Significant variances are explained as follows:

(i)   A $0.1 million decrease in depreciation and amortization expenses from 2003 levels reflects the decrease of $0.4 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and the decrease of $0.1 million caused by the sale of owned equipment during 2004. These decreases were partially offset by an increase of approximately $0.4 million caused by the purchase of railcars during 2004 and 2003 ;

(ii)   A $0.1 million decrease in interest expense was due to a lower average outstanding debt balance during the first six months of 2004 compared to the same period of 2003;

(iii)   A $0.1 million decrease in general and administrative expenses during the six months ended June 30, 2004 was primarily due to lower professional costs associated with aircraft equipment; and

(iv)   A $0.1 million decrease in the impairment loss of equipment resulted from the Partnership reducing the carrying value of 26 railcars to their estimated fair value during the six months ended June 30, 2003. No impairment of owned equipment was required during the six months ended June 30, 2004.

(C)   Gain on Disposition of Owned Equipment

Gain on disposition of owned equipment for the six months ended June 30, 2004 totaled $0.5 million, and resulted from the sale of marine containers, railcars and trailers with a net book value of $0.3 million for proceeds of $0.8 million. The gain on disposition of owned equipment for the six months ended June 30, 2003 totaled $20,000, and resulted from the sale of marine containers and railcars with a net book value of $0.1 million for proceeds of $0.1 million.

(D)   Equity in Net Income (Loss) of Equity investments

Equity in net income (loss) of equity investments represents the Partnership's share of the net income or loss generated from the operation of jointly owned entities accounted for under the equity method of accounting.

The following equity investment discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation expense, direct expenses, and administrative expenses in the equity investments:

As of June 30, 2004 and 2003, the Partnership owned interests in three trusts that each own a commercial aircraft and an interest in an entity owning other assets. During the six months ended June 30, 2004, lease revenues from the three trusts that each own a commercial aircraft of $0.9 million were partially offset by depreciation expense, direct expenses, and administrative expenses of $0.7 million. During the same period of 2003, lease revenues from the three trusts that each own a commercial aircraft of $1.0 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.8 million and a loss on impairment of equipment of $0.5 million. During the six months ended June 30, 2004, contribution from the entity owning other assets increased $48,000 compared to 2003.

Lease revenues from the three trust that each owned a commercial aircraft decreased $0.1 million during the six months ended June 30, 2004 due to a decrease in the lease rate on one of the trust's aircraft compared to the same period of 2003.

A decrease in depreciation expense from the three trusts that each owned a commercial aircraft of $0.1 million was caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned. During the six months ended June 30, 2003, impairment loss of $0.5 million resulted from the reduction of the carrying value of a Boeing 737-300 commercial aircraft to its estimated fair value. No impairment was required during the same period of 2004.

(E)   Net Income (Loss)

As a result of the foregoing, the Partnership had net income of $1.4 million for the six months ended June 30, 2004, compared to net loss of $0.8 million during the same period of 2003. The Partnership's ability to acquire, operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the six months ended June 30, 2004 is not necessarily indicative of future periods.

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

The General Partner believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Partnership's financial statements:

Revenue recognition: Lease revenues are earned by the Partnership monthly and no significant amounts are calculated on factors other than the passage of time. The Partnership’s leases are accounted for as operating leases and are non-cancelable. Rents received prior to their due dates are deferred.

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

Reserves for repairs: The Partnership accrues for legally required repairs to equipment such as scheduled major maintenance for marine vessels and engine overhauls to aircraft engines over the period prior to the required repairs. The amount that is reserved is based on the General Partner’s expertise in each equipment segment, the past history of such costs for that specific piece of equipment and discussions with independent, third party equipment brokers. If the amount reserved for is not adequate to cover the cost of such repairs or if the repairs must be performed earlier than the General Partner estimated, the Partnership would incur additional repair and maintenance or equipment operating expenses.

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

(III)   FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the six months ended June 30, 2004, the Partnership generated cash from operations of $4.2 million to meet its operating obligations, purchase additional equipment, pay debt and interest, and maintain working capital reserves.

During the six months ended June 30, 2004, the Partnership purchased railcars for $4.0 million and paid FSI or its affiliates $0.2 million for acquisition fees and $40,000 for lease negotiation fees. During the six months ended June 30, 2004, the Partnership disposed of owned equipment for proceeds of $0.8 million.

Restricted cash decreased $0.1 million resulting from the withdrawal of the lender from the Partnership's debt facility that required these deposits. No such deposits were required from the new lender.

Accounts and note receivable increased $0.2 million during the six months ended June 30, 2004. The increase of $0.2 million due to the timing of lease receipts and a decrease in the allowance for bad debts of $0.3 million due to collection of outstanding receivables was partially offset by a decrease from the collection of $0.3 million from the note receivable.

Equity investments in affiliated entities decreased $0.5 million during the six months ended June 30, 2004 due to cash distributions of $0.8 million from the equity investments to the Partnership being partially offset by the income of $0.3 million that was recorded by the Partnership for its interests in the equity investments.

Accounts payable decreased $0.1 million during the six months ended June 30, 2004 due to the timing of payments to vendors.

Due to affiliates decreased $0.1 million during the six months ended June 30, 2004 due to the timing of payments to vendors.

Reserve for repairs increased $0.2 million during the six months ended June 30, 2004 due to repair accruals for the Partnership's owned marine vessel.

The Partnership is scheduled to make a debt payment of $4.0 million to the lenders of the notes payable on December 31, 2004. The cash for this payment will come from operations and proceeds from equipment dispositions.

In July 2004, the Partnership transferred 406 railcars with a net book value of $11.4 million to PLM Rail Partners, LLC (PLM Rail Partners), a limited liability company jointly owned with two affiliated programs. The manager of PLM Rail Partners is PLM Financial Services, Inc. The Partnership owns a 33.8% interest in PLM Rail Partners. In July, PLM Rail Partners borrowed $25.3 million on a non-recourse basis. The loan is collateralized by railcars and future lease payments. This loan bears interest at rates from 5.65% to 7.25% and is to be amortized over 8 years.

During July 2004, PLM Rail Partners distributed $7.7 million to the Partnership from the proceeds of this loan. The Partnership intends to purchase additional equipment with these proceeds.

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

As of August 13, 2004, there were no outstanding borrowings on this facility by the Partnership or any of the other eligible borrowers.

PLM Transportation Equipment Corp. (TEC), an affiliate of the General Partner, arranged for the lease or purchase of up to 1,050 railcars with a delivery date between 2002 and 2004. The commitment requires a minimum of 30% of the railcars delivered under the arrangement be purchased and the remaining 70% of the railcars may be leased or purchased. As of June 30, 2004, TEC or an affiliated program have purchased 354 railcars, at a cost of $25.8 million, and have leased 494 railcars, exceeding the minimum purchase requirement under this commitment. The remaining 202 railcars to be purchased or leased under this commitment with a cost of $15.0 million, will be delivered in 2004 and may be purchased or leased by TEC, the Partnership, an affiliated program, or an unaffiliated third party.

In the fourth quarter of 2003, FSI exercised its option under the above agreement to purchase or lease 400 additional railcars which will be delivered in 2004 and 2005. The commitment requires that a minimum of 30% of the total railcars to be delivered under the original agreement and the option be purchased and the remaining railcars may be leased or purchased. If purchased, the total cost for the 400 railcars is $30.3 million. The Partnership, an affiliate, or unaffiliated third party may purchase or lease these railcars. While FSI has not determined which managed program will buy these railcars, it is possible that they will be purchased by the Partnership.

As of June 30, 2004, TEC is required to purchase an additional 13% of the total remaining railcars under the commitment to meet its overall requirement that 30% of the total commitment be purchased.

At June 30, 2004, railcars with an original equipment cost of $3.4 million were owned by FSI, some of which were purchased from the above transaction. While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of these railcars.

Commitments and contingencies as of June 30, 2004 are as follows (in thousands of dollars):

		Less than	1-3
Partnership Obligations:	Total	1 Year	Years

Notes payable	$8,000	$4,000	$4,000

Affiliate Obligations:

Commitment to purchase railcars	$44,982	[1] $23,329	$21,653

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

Other factors affecting the Partnership’s operations during the remainder of 2004 and beyond include:

(1)   Over the next 18 months, a significant number of the Partnership’s marine containers currently on a fixed rate lease will be switching to a lease based on utilization. The General Partner anticipates that this will result in a significant decrease in lease revenues;

(2)   Economic recovery in the railcar segment continues to be strong. Orders for new tank railcars, a key leading indicator for the railcar fleet, indicate a backlog of a full year production of approximately 11,000 units. Overall railcar loadings are now forecast to grow approximately 6% in 2004 which is an extremely strong outlook and an increase in the industry consensus forecast since last quarter. The railcar fleet is largely used by a broadly defined chemical sector. Chemical production has grown 3% per year on average over the last two decades.

Although chemical and petroleum railcar loadings are projected to grow by 5% this year, the rapid increase in steel prices which has resulted in increases in the price of a new tank car by over 20%, may cause the industry recovery to slow. The speed of recovery in lease rates continues to lag behind this price increase and lease rates remain low compared to historical norms. While this is likely to change, reduced railcar availability and higher lease costs may slow the industry growth and perhaps cause a shift to other forms of transportation;

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

During 2001, the lessee of a Stage II Boeing 737-200 commercial aircraft notified the General Partner of its intention to return this aircraft and stopped making lease payments. During October 2002, the General Partner reached an agreement with the lessee of this aircraft for the past due lease payments. The lessee made an initial payment during October 2002, to be followed by 23 equal monthly installments beginning in November 2002. Unpaid outstanding amounts accrue interest at a rate of 5%. The balance outstanding at June 30, 2004 was $0.2 million. Due to the uncertainty of ultimate collection, the General Partner fully reserved the unpaid outstanding balance less the security deposit from this lessee and any payments received through August 13, 2004. As of August 13, 2004, the lessee was current with all the installment payments due to the Partnership except for the payment due during August 2004;

(4)   The Partnership's two owned marine vessels are on a fixed rate lease through November 2004 and April 2005. Over the last several months, the lease rates earned on similar marine vessels have significantly increased. The General Partner is currently negotiating with the lessee of the marine vessels to extend the leases at current market rates. Alternatively, the General Partner may market the marine vessels for sale at the end of their current lease;

(5)   The management fee rate paid by the Partnership will be reduced by 25% for the period starting January 1, 2005 and ending June 30, 2006;

(6)   The Partnership is expected to continue to have increased general and administrative costs due to costs associated with the acquisition of additional equipment and as it liquidates other investment programs that currently share certain shared general and administrative expenses; and

(7)   General and administrative expenses are expected to increase over the next 18 months due to additional expenses required to meet compliance standards of the Sarbanes - Oxley Act.

The Partnership may commit to purchase additional equipment with its cash flow, surplus cash, and equipment sale proceeds generated prior to December 31, 2004, consistent with the objectives of the Partnership. The General Partner believes that these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership. Surplus funds, if any, less reasonable reserves, may be distributed to the partners. The Partnership will terminate on December 31, 2013, unless terminated earlier upon sale of all equipment and by certain other events.

The Partnership intends to use cash flow from operations to satisfy its operating requirements, purchase additional equipment, and pay loan principal and interest on debt.

The General Partner believes prices on certain transportation equipment, primarily railcar equipment and selected aircraft equipment, have reached attractive levels and is currently in the market to make investments in 2004. The General Partner believes that transportation equipment purchased in today's economic environment may appreciate. Accordingly, the General Partner believes that most of the cash currently held by the Partnership will be used to purchase additional equipment or make debt payments.

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

PART II -- OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

10.1   Loan agreement between PLM Rail Partners, LLC and HSH Nordbank AG, New York, dated June 30, 2004.

10.2   Asset Transfer Agreement between PLM Equipment Growth & Income Fund VII and PLM Rail Partners, LLC, dated July 1, 2004.

10.3   Limited Liability Company Agreement of PLM Railcars Partners dated June 29, 2004.

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

PLM EQUIPMENT GROWTH & INCOME FUND VII

By:    PLM Financial Services, Inc.
   General Partner

Date:   August 13, 2004                   By:   /s/ Richard K Brock
  Richard K Brock
  Chief Financial Officer