Form 10QSB
period 2004-09-30
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 2004-11-15
CIK 895234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004

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

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)

	September 30,	December 31,
	2004	2003

Assets

Equipment held for operating leases, at cost	$70,954	$84,873
Less accumulated depreciation	(51,968)	(55,810)
Net equipment	18,986	29,063

Cash and cash equivalents	16,252	8,635
Restricted cash	--	60
Accounts and other receivable, less allowance for doubtful
accounts of $75 in 2004 and $640 in 2003	2,617	2,501
Equity investments in affiliated entities	9,391	4,876
Deferred charges, net of accumulated amortization
of $245 in 2004 and $492 in 2003	79	119
Prepaid expenses and other assets	133	324

Total assets	$47,458	$45,578

Liabilities and partners

Liabilities:
Accounts payable and accrued expenses	$630	$861
Due to affiliates	858	996
Reserve for repairs	1,922	1,033
Lessee deposits	205	157
Notes payable	8,000	8,000
Total liabilities	11,615	11,047

Commitments and contingencies

Partners' capital:
Limited partners (4,981,450 limited partnership units)	35,843	34,531
General Partner	--	--
Total partners' capital	35,843	34,531

Total liabilities and partners	$47,458	$45,578

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands of dollars, except weighted-average limited partnership unit amounts)
(unaudited)

	For the Three Months	Ended September 30,	For the Nine Months	Ended September 30,
	2004	2003	2,004	2003

Revenues

Lease revenue	$ 2,897	$ 3,445	$ 9,926	$ 10,045
Interest and other income	153	29	189	112
Gain on disposition of equipment	138	14	610	28
Loss on disposition of equipment		(11)	--	(5)
Total revenues	3,188	3,477	10,725	10,180

Expenses

Depreciation and amortization	1,151	1,620	4,134	4,719
Repairs and maintenance	822	478	1,697	1,908
Equipment operating expense	419	602	1,538	1,595
Insurance expense	167	185	588	564
Management fees to affiliate	172	189	571	552
Interest expense	157	212	463	631
General and administrative expenses
to affiliates	164	49	321	106
Other general and administrative expenses	180	349	635	973
Impairment loss on equipment		286	--	405
Recovery of bad debts	(310)	(114)	(563)	(379)
Total expenses	2,922	3,856	9,384	11,074

Equity in net (loss) income of
equity investments	(329)	102	(29)	(225)

Net (loss) income	($63)	($277)	$1,312	($1,119)

Partners' share of net (loss) income

Limited partners	($63)	($277)	$1,312	($1,119)
General Partner	--	--

Total	($63)	($277)	$1,312	($1,119)

Limited partners
weighted-average limited partnership unit	$ (0.10)	$ (0.06)	$ 0.26	$ (0.22)

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Period from December 31, 2003 to September 30, 2004
(in thousands of dollars)
(unaudited)

	Limited Partners	General Partner	Total

Partners' capital as of December 31, 2003	$34,531	$--	$34,531

Net income	1,312	--	1,312

Partners' capital as of September 30, 2004	$35,843	$--	$35,843

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)
For the Nine Months Ended September 30,
	2004	2003

Operating activities

Net income (loss)	$1,312	$(1,119)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	4,134	4,719
Amortization of debt issuance costs	19	19
Recovery of bad debts	(563)	(379)
Impairment loss on equipment	--	405
Gain on disposition of equipment	(610)	(23)
Equity in net loss from equity investments	29	225
Distribution from equity investments	1,260	1,366
Changes in operating assets and liabilities:
Accounts and other receivable	447	(66)
Prepaid expenses and other assets	191	142
Accounts payable and accrued expenses	(231)	1,232
Due to affiliates	(138)	228
Reserve for repairs	889	(214)
Lessee deposits	48	76
Net cash provided by operating activities	6,787	6,611

Investing activities

Payments for purchase of equipment and capitalized repairs	(4,000)	(5,760)
Payments of acquisition fees to affiliate	(180)	(259)
Payments of lease negotiation fees to affiliate	(40)	(57)
Investment in equity investments	(14,909)	--
Non-operating distributions from equity investment	18,900	--
Proceeds from disposition of equipment	999	188
Net cash provided by (used in) investing activities	770	(5,888)

Financing activities

Decrease in restricted cash	60	--
Net cash provided by financing activities	60	--

Net increase in cash and cash equivalents	7,617	723
Cash and cash equivalents at beginning of period	8,635	9,339
Cash and cash equivalents at end of period	$16,252	$10,062

Supplemental information

Interest paid	$296	$428
Non-cash transfer of equipment at net book value from
the Partnership to an equity investment	$9,795	$--

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.  Basis of Presentation

The unaudited financial statements presented herein are prepared in conformity with generally accepted accounting principles in the United States of America and the instructions for preparing Form 10-QSB under Rule 310 of Regulation S-B of the Securities and Exchange Commission. Rule 310 provides that disclosures that would substantially duplicate those contained in the most recent annual report may be omitted from interim financial statements. The accompanying unaudited condensed financial statements have been prepared on that basis and, therefore, should be read in conjunction with the financial statements and notes presented in the 2003 Annual Report (Form 10-KSB) of PLM Equipment Growth & Income Fund VII (the Partnership) on file with the United States Securities and Exchange Commission. Except as disclosed herein, there have been no material changes to the information presented in the notes to the 2003 Annual Report in Form 10-KSB.

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner) all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership’s unaudited condensed balance sheets at September 30, 2004 and December 31, 2003, condensed statements of operations for the three and nine months ended September 30, 2004 and 2003, condensed statements of changes in partners’ capital for the period from December 31, 2003 to September 30, 2004, and the condensed statements of cash flows for the nine months ended September 30, 2004 and 2003 have been made and are reflected.

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

4. Transactions with General Partner and Affiliates

The balance due to affiliates as of September 30, 2004 included $0.2 million due to FSI or its affiliates for management fees and $0.7 million due to affiliated equity investments. The balance due to affiliates as of December 31, 2003 included $0.2 million due to FSI or its affiliates for management fees and $0.8 million due to affiliated equity investments.

During the nine months ended September 30, 2004, the Partnership purchased $4.0 million in railcars from FSI or its affiliates. The Partnership's cost for the railcars was the lower of FSI's or its affiliates cost or the fair market value at the time of purchase. The Partnership, and three affiliated entities, also formed two new investment entities that each purchased two commercial aircraft. The Partnership's net investment in these entities was $3.6 million. In addition, the Partnership transferred 406 owned railcars with a net book value of $9.8 million into another newly formed entity. This investment is owned with two affiliated partnerships that also transferred owned railcars into this entity (see Note 6 to the financial statements).

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

4. Transactions with General Partner and Affiliates (continued)

During the nine months ended September 30, 2004 and 2003, FSI or its affiliates were paid or accrued acquisition, lease negotiation, debt placement, and management fees and reimbursed FSI or its affiliates for data processing and administrative expenses. The components of these fees and expenses paid or accrued to FSI or its affiliates were as follows (in thousands of dollars):

	Owned Equipment		Equity Investments
	2004	2003	2004	2003
Acquisition fees	$180	$259	$688	$--
Lease negotiation fees	40	57	153	--
Debt placement fees	--	--	136	--
Management fees	571	552	118	83
Data processing and administrative
expenses	321	106	38	4

5. Equipment

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

September 30,		December 31,
	2004	2003

Marine containers	$38,542	$38,667
Marine vessels	22,212	22,212
Aircraft	5,483	5,483
Trailers	3,666	3,712
Rail equipment	1,051	14,799
	70,954	84,873
Less accumulated depreciation	(51,968)	(55,810)
Net equipment	$18,986	$29,063

Equipment held for operating leases is stated at cost less depreciation and any reductions to the carrying value.

As of September 30, 2004, all owned equipment in the Partnership’s portfolio was on lease except for 14 railcars with a net book value of $0.1 million. As of December 31, 2003, all owned equipment was on lease except for 158 railcars with a net book value of $0.7 million.

During the nine months ended September 30, 2004, the Partnership purchased railcars for $4.2 million including acquisition fees of $0.2 million. During the nine months ended September 30, 2003, the Partnership purchased railcars for $6.0 million including acquisition fees of $0.3 million.

During the nine months ended September 30, 2004, the Partnership disposed of marine containers, railcars and trailers with a net book value of $0.4 million for proceeds of $1.0 million. During the nine months ended September 30, 2003, the Partnership disposed of marine containers, railcars and a trailer with a net book value of $0.2 million for proceeds of $0.2 million.

On July 1, 2004, the Partnership transferred 406 owned railcars with an original cost of $14.1 million and a net book value of $9.8 million from its owned equipment portfolio into PLM Railcar Partners, LLC, an equity investment owned with two affiliated entities (see Note 6 to the financial statements).

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

5.    Equipment (continued)

In the nine months ended September 30, 2003, the Partnership recorded an impairment of $0.1 million to 26 owned railcars with corrosion damage and $0.3 million to 75 owned railcars with cracks in the seal weld. These maintenance problems indicated that an impairment to these railcars may exist. The General Partner determined that these railcars should be scrapped. The fair value of the railcars with this defect was determined by using industry expertise. No reductions were required to the carrying value of the owned equipment during the nine months ended September 30, 2004.

6.    Equity Investments in Affiliated Entities

The Partnership owns equipment and other assets jointly with affiliated programs.

Ownership interest is based on the Partnership’s contribution towards the cost of the assets in the equity investments. The Partnership’s investment in equity investments includes acquisition fees, lease negotiation fees, and debt placement fees paid by the Partnership to the General Partner or its affiliates. The Partnership’s equity interest in the net income (loss) of equity investments is reflected net of management fees paid or payable and the amortization of acquisition fees, lease negotiation fees, and debt placement fees.

The tables below set forth 100% of the lease revenues and other income, gain on disposition of equipment, depreciation and amortization expense, interest expense, direct and indirect expenses, impairment loss on equipment, and net income or loss of the entities in which the Partnership has an interest, and the Partnership‘s proportional share of income or loss in each entity for the three and nine months ended September 30, 2004 and 2003 (in thousands of dollars):

	TWA	TWA	Boeing	PLM
For the three months ended	S/N 49183	MD-82	737-300	Worldwide
September 30, 2004	Trust1	Trust2	Trust 3	Leasing4

Lease revenues and other income	$308	$308	$391
Less: Depreciation and amortization expense	--	314	383
Direct expenses	--	--	5
Indirect expenses	18	19	26
Net income (loss)	$290	$(25)	$(23)

Partnership’s share of net income (loss)	$145	$(16)	$(12)	$(11)

For the three months ended	PLM Rail	PLM CAL I	PLM CAL II
September 30, 2004 (continued)	Partners LLC5	LLC6	LLC7	Total

Lease revenues and other income	$1,985	$380	$371
Gain on disposition of equipment	62	--	--
Less: Depreciation and amortization expense	1,132	865	864
Interest expense	382	202	202
Direct expenses	465	--	--
Indirect expenses	268	21	21
Net loss	$(200)	$(708)	$(716)

Partnership’s share of net loss	$(68)	$(183)	$(184)	$(329)

1	The Partnership owns a 50% interest in the TWA S/N 49183 Trust that owns a MD-82 stage III commercial aircraft.
2  The Partnership owns a 50% interest in the TWA MD-82 Trust that owns a MD-82 stage III commercial aircraft.
3	The Partnership owns a 38% interest in the Boeing 737-300 Trust that owns a Boeing stage III commercial aircraft.
4	The Partnership owns a 25% interest in PLM Worldwide Leasing Corp.
5	The Partnership owns a 34% interest in PLM Rail Partners, LLC that owns various types of railcars.
6	The Partnership owns a 26% interest in the PLM CAL I LLC that owns two Boeing 737-500 stage III commercial aircraft.
7	The Partnership owns a 26% interest in the PLM CAL II LLC that owns two stage Boeing 737-500 III commercial aircraft.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6. Equity Investments in Affiliated Entities (continued)

	TWA	TWA	Boeing
For the three months ended	S/N 49183	MD-82	737-300
September 30, 2003	Trust1	Trust2	Trust 3	Total

Lease revenues and other income	$300	$300	$465
Less: Depreciation and amortization expense	--	314	515
Direct expenses	--	--	4
Indirect expenses	22	18	19
Net income (loss)	$278	$(32)	$(73)

Partnership’s share of net income (loss)	$139	$(19)	$(18)	$102

	TWA	TWA	Boeing	PLM
For the nine months ended	S/N 49183	MD-82	737-300	Worldwide
September 30, 2004	Trust1	Trust2	Trust 3	Leasing4

Lease revenues and other income	$942	$942	$1,171
Less: Depreciation and amortization expense	--	943	1,151
Direct expenses	--	--	17
Indirect expenses	55	56	73
Net income (loss)	$887	$(57)	$(70)

Partnership’s share of net income (loss)	$443	$(39)	$(36)	$38

For the nine months ended	PLM Rail	PLM CAL I	PLM CAL II
September 30, 2004 (continued)	Partners LLC5	LLC6	LLC7	Total

Lease revenues and other income	$1,985	$380	$371
Gain on disposition of equipment	62	--	--
Less: Depreciation and amortization expense	1,132	865	864
Interest expense	382	202	202
Direct expenses	465	--	--
Indirect expenses	268	21	21
Net loss	$(200)	$(708)	$(716)

Partnership’s share of net loss	$(68)	$(183)	$(184)	$(29)

	TWA	TWA	Boeing
For the nine months ended	S/N 49183	MD-82	737-300
September 30, 2003	Trust1	Trust2	Trust 3	Total

Lease revenues and other income	$925	$925	$1,395
Less: Depreciation and amortization expense	--	943	1,549
Direct expenses	(1)	(1)	11
Indirect expenses	65	60	83
Impairment loss on equipment	--	--	1,321
Net income (loss)	$861	$(77)	$(1,569)

Partnership’s share of net income (loss)	$430	$(49)	$(606)	$(225)

As of September 30, 2004, all jointly-owned equipment in the Partnership’s equity investment portfolio was on lease except for 83 railcars with a net book value of $0.4 million. As of December 31, 2003, all jointly-owned equipment in the Partnership’s equity investment portfolio was on lease.

1	The Partnership owns a 50% interest in the TWA S/N 49183 Trust that owns a MD-82 stage III commercial aircraft.
2  The Partnership owns a 50% interest in the TWA MD-82 Trust that owns a MD-82 stage III commercial aircraft.
3	The Partnership owns a 38% interest in the Boeing 737-300 Trust that owns a Boeing stage III commercial aircraft.
4	The Partnership owns a 25% interest in PLM Worldwide Leasing Corp.
5	The Partnership owns a 34% interest in PLM Rail Partners, LLC that owns various types of railcars.
6	The Partnership owns a 26% interest in the PLM CAL I LLC that owns two Boeing 737-500 stage III commercial aircraft.
7	The Partnership owns a 26% interest in the PLM CAL II LLC that owns two Boeing 737-500 stage III commercial aircraft.

-

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6.  Equity Investments in Affiliated Entities (continued)

On July 1, 2004, the Partnership transferred 406 railcars with a net book value of $9.8 million into a newly formed equity investment PLM Rail Partners, LLC (PLM Rail Partners) which is jointly owned with two affiliated partnerships. The Partnership owns a 33.8% interest in PLM Rail Partners. PLM Rail Partners borrowed $25.3 million. The loan is non-recourse to the Partnership and is collateralized by the railcars and future lease payments. During July 2004, PLM Rail Partners distributed $7.7 million to the Partnership from the proceeds of this loan. The Partnership intends to purchase additional equipment with these proceeds.

During the nine months ended September 30, 2004, the Partnership, with three affiliated entities, formed two new entities, PLM CAL I LLC (CAL I) and PLM CAL II LLC (CAL II). The Partnership contributed a total of $14.8 million to these entities and owns a 25.7% interest in CAL I and CAL II. CAL I and CAL II each own two Boeing 737-500 stage III commercial aircraft. CAL I and CAL II each assumed two loans totaling $25.7 million that bear an interest rate of 7.46% and 7.42%. The loans are non-recourse to the Partnership. The loans are collateralized by the aircraft and future lease payments. CAL I and CAL II distributed a total of $11.2 million as a non-operating cash distribution to the Partnership during the third quarter of 2004.

The Partnership's proportional share of acquisition, lease negotiation and debt placement fees paid by CAL I and CAL II to an affiliate of the General Partner totaled $1.0 million.

PLM Rail Partners, CAL I and CAL II are accounted for using the equity method.

During the nine months ended September 30, 2003 the General Partner recorded an impairment of $1.3 million to a Boeing 737-300 commercial aircraft. Declining fair values of aircraft similar to the one owned by the equity investment, indicated to the General Partner that an impairment to this aircraft may exist. The fair value of the railcars with this defect was determined by using industry expertise.

7. Operating Segments

The Partnership operates in five primary operating segments: marine container leasing, trailer leasing, aircraft leasing, railcar leasing, and marine vessel leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7. Operating Segments (continued)

The following tables present a summary of the operating segments (in thousands of dollars):

	Marine				Marine
For the three months ended	Container	Trailer	Aircraft	Railcar	Vessel
September 30, 2004	Leasing	Leasing	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$1,533	$148	$97	$11	$1,108	$--	$2,897
Interest income and other income	--	--	112	16	--	25	153
Gain on disposition of equipment	29	--	--	109	--	--	138
Total revenues	1,562	148	209	136	1,108	25	3,188

Expenses
Depreciation and amortization	775	51	--	15	310	--	1,151
Operations support	21	116	2	14	1,222	33	1,408
Management fees to affiliate	77	7	18	15	55	--	172
Interest expense	--	--	--	--	--	157	157
General and administrative expenses	--	--	3	94	25	222	344
Provision for (recovery of) bad debts	--	1	(271)	(40)	--	--	(310)
Total expenses	873	175	(248)	98	1,612	412	2,922
Equity in net loss of equity
investments	--	--	(261)	(68)	--	--	(329)
Net income (loss)	$689	$(27)	$196	$(30)	$(504)	$(387)	$(63)
Total assets as of September 30, 2004	$17,418	$406	$7,688	$2,732	$2,784	$16,430	$47,458
Investments in equity investments	$--	$--	$14,803	$106	$--	$--	$14,909
Non-cash transfer of assets into an
equity investment	$--	$--	$--	$9,795	$--	$--	$9,795

	Marine				Marine
For the three months ended	Container	Trailer	Aircraft	Railcar	Vessel
September 30, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other[2]	Total

Revenues
Lease revenue	$1,534	$114	$--	$507	$1,290	$--	$3,445
Interest income and other income	--	--	10	--	--	19	29
Gain (loss) on disposition of equipment	14	--	--	(11)	--	--	3
Total revenues	1,548	114	10	496	1,290	19	3,477

Expenses
Depreciation and amortization	936	52	--	322	310	--	1,620
Operations support	16	53	1	198	977	20	1,265
Management fees to affiliate	77	6	11	31	64	--	189
Interest expense	--	--	--	--	--	212	212
General and administrative expenses	--	31	122	63	27	155	398
Impairment loss on equipment	--	--	--	286	--	--	286
(Recovery of) provision for bad debts	--	--	(164)	50	--	--	(114)
Total expenses	1,029	142	(30)	950	1,378	387	3,856
Equity in net loss of equity investments	--	--	102	--	--	--	102
Net income (loss)	$519	$(28)	$142	$(454)	$(88)	$(368)	$(277)
Equipment purchases and
capitalized improvements	$--	$--	$--	$1,670	$--	$--	$1,670
Acquisition fees to affiliate	$--	$--	$--	$75	$--	$--	$75

1  Includes certain assets not identifiable to a specific segment such as cash, certain accounts receivable, certain deferred charges and certain prepaid expenses and other assets. Also includes certain interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative and operations support expenses.
2	Includes certain interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative and operations support expenses.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7. Operating Segments (continued)

	Marine				Marine
For the nine months ended	Container	Trailer	Aircraft	Railcar	Vessel
September 30, 2004	Leasing	Leasing	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$4,517	$443	$291	$1,113	$3,562	$--	$9,926
Interest income and other income	--	--	123	16	--	50	189
Gain on disposition of equipment	79	8	--	523	--	--	610
Total revenues	4,596	451	414	1,652	3,562	50	10,725

Expenses
Depreciation and amortization	2,328	154	--	720	930	2	4,134
Operations support	64	320	8	361	2,975	95	3,823
Management fees to affiliate	226	22	54	91	178	--	571
Interest expense	--	--	--	--	--	463	463
General and administrative expenses	--	19	17	233	83	604	956
Recovery of bad debts	--	(1)	(557)	(5)	--	--	(563)
Total expenses	2,618	514	(478)	1,400	4,166	1,164	9,384
Equity in net income (loss) of equity
investments	--	--	39	(68)	--	--	(29)
Net income (loss)	$1,978	$(63)	$931	$184	$(604)	$(1,114)	$1,312
Equipment purchases and
capitalized improvements	$--	$--	$--	$4,000	$--	$--	$4,000
Acquisition fees to affiliate	$--	$--	$--	$180	$--	$--	$180
Investments in equity investments	$--	$--	$14,803	$106	$--	$--	$14,909
Non-cash transfer of assets into an
equity investment	$--	$--	$--	$9,795	$--	$--	$9,795

	Marine				Marine
For the nine months ended	Container	Trailer	Aircraft	Railcar	Vessel
September 30, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$4,659	$341	$--	$1,455	$3,590	$--	$10,045
Interest income and other income	--	--	38	--	--	74	112
Gain on disposition of equipment	28	--	--	(5)	--	--	23
Total revenues	4,687	341	38	1,450	3,590	74	10,180

Expenses
Depreciation and amortization	2,811	156	--	820	930	2	4,719
Operations support	42	177	30	535	3,226	57	4,067
Management fees to affiliate	233	18	28	94	179	--	552
Interest expense	--	--	--	--	--	631	631
General and administrative expenses	--	84	212	135	78	570	1,079
Impairment loss on equipment	--	--	--	405	--	--	405
(Recovery of) provision for bad debts	--	--	(434)	55	--	--	(379)
Total expenses	3,086	435	(164)	2,044	4,413	1,260	11,074
Equity in net loss of equity investments	--	--	(225)	--	--	--	(225)
Net income (loss)	$1,601	$(94)	$(23)	$(594)	$(823)	$(1,186)	$(1,119)
Equipment purchases and
capitalized improvements	$--	$--	$--	$5,760	$--	$--	$5,760
Acquisition fees to affiliate	$--	$--	$--	$259	$--	$--	$259

1	Includes certain interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative and operations support expenses.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8.  Net Income (Loss) Per Weighted-Average Limited Partnership Unit

Net income (loss) per weighted-average limited partnership unit was computed by dividing net income or loss attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three and nine months ended September 30, 2004 and 2003 was 4,981,450.

9.  Accounts and Other Receivable

Accounts and other receivable represent balances due from current or former lessees for unpaid balances incurred from leasing the Partnership's owned equipment and uncollected receivables from insurance claims. The components of accounts and other receivable were as follows (in thousands of dollars):

September 30,		December 31,
	2004	2003

Trade accounts receivable	$ 2,186	$2,093
Other receivable	389	570
Insurance receivables	117	478
Allowance for doubtful accounts	(75	(640)
	$ 2,617	$2,501

At December 31, 2003, the balance in other receivable was due from a former aircraft lessee for unpaid lease payments. Unpaid outstanding balances accrued interest at a rate of 5%. Due to the uncertainty of ultimate collection of this receivable, the General Partner had fully reserved the unpaid outstanding balances of $0.6 million from this lessee less any security deposits and any payments received through March 29, 2004.

At September 30, 2004, the balance in other receivable was due from the same former aircraft lessee for past due lease payments and in settlement for returning aircraft not in accordance with the lease agreement. The other receivable is scheduled to be fully paid by April 2005. Interest accrues at a rate of 5% on the outstanding other receivable balance. During the nine months ended September 2004, the former aircraft lessee made its monthly payments to the Partnership. During September 2004, the General Partner, based on the prior performance of this lessee and based on the General Partner's evaluation on the ultimate collection of the this receivable, reversed any remaining reserve for this lessee.

10.  Debt

The Partnership is a participant in a warehouse credit facility. In the third quarter of 2004, this facility was amended to increase the amount available to be borrowed under the facility from $7.5 million to $10.0 million and to remove PLM Equipment Growth Fund V as an eligible borrower. The warehouse credit facility is scheduled to expire on December 31, 2004 with all advances due no later than December 31, 2004. As of September 30, 2004 and December 31, 2003, the Partnership had no borrowings outstanding under this facility. (see Note 13 to the financial statements)

11.  Commitments and Contingencies

PLM Transportation Equipment Corp. (TEC), an affiliate of the General Partner, arranged for the lease or purchase of up to 1,050 railcars with a delivery date between 2002 and 2004. The commitment requires a minimum of 30% of the railcars delivered under the arrangement be purchased and the remaining 70% of the railcars may be leased or purchased. As of September 30, 2004, TEC or an affiliated program have purchased 531 railcars, at a cost of $38.5 million, and have leased 494 railcars, exceeding the minimum purchase requirement under this commitment. The remaining 25 railcars to be purchased or leased under

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

11.  Commitments and Contingencies (continued)

this commitment with a cost of $1.8 million, will be delivered in 2004 and may be purchased or leased by TEC, the Partnership, an affiliated program, or an unaffiliated third party. While FSI has not determined which managed program will buy these railcars, it is possible that they will be purchased by the Partnership.

In the fourth quarter of 2003 and the second quarter of 2004, FSI exercised options under the above agreement to purchase or lease a total of 460 additional railcars which will be delivered in the fourth quarter of 2004 and in 2005. The commitment requires that a minimum of 30% of the total railcars to be delivered under the original agreement and the option be purchased and the remaining railcars may be leased or purchased. If purchased, the total cost for the 453 railcars is $32.3 million. TEC, the Partnership, an affiliated programs, or unaffiliated third party may purchase or lease these railcars. While FSI has not determined which managed program will buy these railcars, it is possible that they will be purchased by the Partnership.

As of September 30, 2004, TEC is not required to purchase any of the remaining railcars under the commitment to meet its overall requirement that 30% of the total commitment be purchased.

During the third quarter of 2004, the General Partner committed to purchase 125 general service (GS) tank railcars to be delivered in the third quarter of 2005. The total cost of the 125 GS tank railcars is expected to be $8.9 million subject to adjustments for the price of steel. TEC, the Partnership, or an affiliated program may purchase these railcars. While FSI has not determined which managed program will buy these railcars, it is possible that they will be purchased by the Partnership.

At September 30, 2004, railcars with an original equipment cost of $13.0 million were owned by FSI and its affiliate, some of which were purchased from the above transactions. While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of these railcars.

12.  Recent Accounting Pronouncements

In January 2003, Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities’ financial statements with its own. For existing entities, the Partnership is required to perform this assessment by December 31, 2004 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. The General Partner is still in the process of evaluating its impact and has not completed its analysis or concluded on the impact that FIN 46 will have on the Partnership.

For newly formed entities, FIN 46 is effective. FIN 46 did not impact the accounting for new entities formed in 2004.

13.  Subsequent Event

On October 20, 2004, the $10.0 million warehouse credit facility was amended and Rail Investors II was added as a co-borrower to the facility. Rail Investors II is controlled by Gary Engle, the President of MILPI Holdings, the parent company of the General Partner. Rail Investors II borrowings may not exceed $5.0 million under this facility.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of the PLM Equipment Growth & Income Fund VII’s (the Partnership’s) Operating Results for the Three Months Ended September 30, 2004 and 2003

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the three months ended September 30, 2004 compared to the same period of 2003. Gains or losses from the disposition of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, impairment loss of equipment, general and administrative expenses, and recovery of bad debts relating to the operating segments (see Note 7 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Three Months
	Ended September 30,
	2004	2003

Marine containers	$1,512	$1,518
Aircraft	95	(1)
Trailers	32	61
Railcars	(3)	309
Marine vessels	(114)	313

Marine containers:  Lease revenues and direct expenses for marine containers were $1.5 million and $21,000 respectively, for the three months ended September 30, 2004, compared to $1.5 million and $16,000, respectively, during the same period of 2003.

Aircraft:  Aircraft lease revenues and direct expenses were $0.1 million and $2,000, respectively, for the three months ended September 30, 2004, compared to $-0- and $1,000, respectively, during the same period of 2003. The increase in lease revenues of $0.1 million was due to the Partnership’s owned aircraft being on-lease during the three months ended September 30, 2004 compared to the same period of 2003, during which this aircraft was off-lease.

Trailers:  Trailer lease revenues and direct expenses were $0.1 million and $0.1 million, respectively, for the three months ended September 30, 2004 and 2003.

Railcars:  Railcar lease revenues and direct expenses were $11,000 and $14,000, respectively, for the three months ended September 30, 2004, compared to $0.5 million and $0.2 million, respectively, during the same period of 2003. The primary reason contribution from railcars decreased $0.3 million during the third quarter 2004 compared to the same period 2003 was the Partnership transferred most of its owned railcar portfolio into an equity investment on July 1, 2004.

Marine vessels:  Marine vessel lease revenues and direct expenses were $1.1 million and $1.2 million, respectively, for the three months ended September 30, 2004, compared to $1.3 million and $1.0 million, respectively, during the same period of 2003.

Marine vessel lease revenues decreased $0.2 million in the quarter ended September 30, 2004 compared to the same period of 2003 due to one marine vessel not earning lease revenues while undergoing major maintenance for 29 days during the third quarter 2004. A similar event did not occur during the same period of 2003.

Direct expenses increased $0.2 million due to an increase in repairs and maintenance to one marine vessel while undergoing a major maintenance. A similar event did not occur during the same period of 2003.

(B)  Interest and Other Income

Interest and other income increased $0.1 million in the three months ended September 30, 2004 compared to the same period of 2003. During the third quarter of 2004, a former aircraft lessee agreed to pay $0.1 million in settlement for not returning the aircraft in the condition required by the lease agreement. A similar event did not occur during the same period of 2003.

(C)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.5 million for the three months ended September 30, 2004 decreased from $2.6 million for the same period in 2003. Significant variances are explained as follows:

(i)  A $0.5 million decrease in depreciation and amortization expenses from 2003 levels reflects the decrease of $0.3 caused by the transfer of most of the Partnership's owned railcar portfolio into an equity investment during the third quarter of 2004 and a $0.2 million decrease caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned;

(ii)  A $0.3 million decrease in the impairment loss on equipment resulted from the Partnership reducing the carrying value of the owned railcars to their estimated fair value during the three months ended September 30, 2003. No impairment of owned equipment was required during the same period of 2004;

(iii)  A $0.1 million decrease in interest expense was due to a lower average outstanding debt balance in the third quarter of 2004 compared to the same period of 2003;

(iv)  A $0.1 million decrease in general and administrative expenses during the three months ended September 30, 2004 was primarily due to lower professional costs associated with aircraft equipment; and

(v)  Recovery of bad debts increased $0.2 million in the three months ended September 30, 2004 compared to the same period of 2003 due to the collection of bad debts in 2004 primarily from one former aircraft lessee that had been previously written off.

(D)  Net Gain on Disposition of Owned Equipment

Gain on disposition of owned equipment for the three months ended September 30, 2004 totaled $0.1 million, and resulted from the sale of marine containers, railcars and a trailer with a net book value of $0.1 million for proceeds of $0.2 million. The net gain on disposition of owned equipment for the third quarter of 2003 totaled $3,000, and resulted from the sale of marine containers, railcars and a trailer with a net book value of $0.1 million for proceeds of $0.1 million.

(E)  Equity in Net Income (Loss) of Equity Investments

Equity in net income (loss) of equity investments represents the Partnership's share of the net income or loss generated from the operation of jointly owned entities accounted for under the equity method of accounting. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

For the Three Months
Ended September 30,
2004		2003
Railcars	$ (68)	$--
Aircraft	(261)	102
Equity in net (loss) income of equity investments	$ (329)	$102

The following equity investment discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation expense, direct expenses, interest expense and administrative expenses in the equity investments:

Railcars: As of September 30, 2004, the Partnership owned an interest in an entity that owned railcars. These railcars were transferred into this entity on July 1, 2004 from the Partnership's owned equipment portfolio. During the three months ended September 30, 2004, lease revenues of $0.7 million were offset by depreciation expense, direct expenses, interest expense and administrative expenses of $0.8 million. The Partnership had no equity investments that owned railcars during the three months ended September 30, 2003.

Aircraft: As of September 30, 2004, the Partnership owned interests in three entities that each own a commercial aircraft, two entities that each own two commercial aircraft and an interest in an entity owning other aircraft related assets. As of September 30, 2003, the Partnership owned interests in three entities that each own a commercial aircraft and an interest in an entity owning other aircraft related assets.

During the three months ended September 30, 2004, lease revenues from the five entities of $0.6 million were offset by depreciation expense, direct expenses, interest expense and administrative expenses of $0.9 million. During the same period of 2003, lease revenues from the three entities of $0.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.4 million. During the three months ended September 30, 2004, contribution from an entity owning other aircraft related assets decreased $11,000 compared to the same period of 2003.

Aircraft revenues increased $0.2 million due to the Partnership's investment into two entities each owning two Boeing 737-500 commercial aircraft during the three months ended September 30, 2004.

Depreciation expense, direct expenses, interest expense and administrative expenses increased $0.5 million during the three months ended September 30, 2004 compared to the same period 2003. Depreciation expense increased $0.4 million caused by the Partnership's investment into two entities each owning two Boeing 737-500 commercial aircraft during the three months ended September 30, 2004. This increase was partially offset by a decrease of $0.1 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned. An additional increase of $0.1 million was caused by interest expense from the non-recourse debt in the two entities that each purchased two aircraft in the third quarter of 2004. Equity investments during the same period of 2003 did not have any debt or interest expense from debt.

(F)  Net Loss

As a result of the foregoing, the Partnership had net loss of $0.1 million for the three months ended September 30, 2004, compared to net loss of $0.3 million during the same period of 2003. The Partnership's ability to acquire, operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the three months ended September 30, 2004 is not necessarily indicative of future periods.

Comparison of the Partnership’s Operating Results for the Nine Months Ended September 30, 2004 and 2003

(A)  Owned Equipment Operations

Lease revenues less direct expenses on owned equipment increased during the nine months ended September 30, 2004 compared to the same period of 2003. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Nine Months
	Ended September 30,
	2004	2003

Marine containers	$4,453	$4,617
Railcars	752	920
Marine vessels	587	364
Aircraft	283	(30)
Trailers	123	164

Marine containers:  Lease revenues and direct expenses for marine containers were $4.5 million and $0.1 million, respectively, for the nine months ended September 30, 2004, compared to $4.7 million and $42,000, respectively, during the same period of 2003. The decrease in lease revenues of $0.1 million during the nine months ended September 30, 2004 was due to certain marine containers owned by the Partnership switching from a fixed lease rate to utilization based rate resulting in lower lease revenues. Additional marine containers owned by the Partnership will be converting from a fixed term lease to one based on utilization over the next 15 months. This is expected to cause lease revenues to decline further.

Railcars:  Railcar lease revenues and direct expenses were $1.1 million and $0.4 million, respectively, for the nine months ended September 30, 2004, compared to $1.5 million and $0.5 million, respectively, during the same period of 2003. Railcar lease revenues decreased $0.5 million due to the transfer of most of the Partnership's owned railcar portfolio into an equity investment during the third quarter of 2004. This decrease was partially off-set by an increase in lease revenues of $0.1 million that resulted from the purchase and lease of railcars during 2004 and in 2003.

Marine vessels:  Marine vessel lease revenues and direct expenses were $3.6 million and $3.0 million, respectively, for the nine months ended September 30, 2004, compared to $3.6 million and $3.2 million, respectively, during the same period of 2003. Direct expenses decreased $0.2 million during the nine months ended September 30, 2004 compared to 2003 resulting from lower repairs of $0.2 million.

Aircraft:  Aircraft lease revenues and direct expenses were $0.3 million and $8,000, respectively, for the nine months ended September 30, 2004, compared to $-0- and $30,000, respectively, during the same period of 2003. The increase on lease revenues of $0.3 million was due to the Partnership’s owned aircraft being on-lease during the nine months ended September 30, 2004 compared to the same period of 2003, during which this aircraft was off-lease.

Trailers:  Trailer lease revenues and direct expenses were $0.4 million and $0.3 million, respectively, for the nine months ended September 30, 2004, compared to $0.3 million and $0.2 million, respectively, during the same period of 2003. Trailer lease revenues increased $0.1 million due to earning a higher lease rate compared to the same period of 2003. Trailer direct expenses increased $0.1 million due to an increase in repairs and maintenance.

(B)  Interest and Other Income

Interest and other income increased $0.1 million in the nine months ended September 30, 2004 compared to the same period of 2003. During the third quarter of 2004, a former aircraft lessee agreed to pay $0.1 million in settlement for not returning the aircraft in the condition required by the lease agreement. A similar event did not occur during the same period of 2003.

(C)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $5.7 million for the nine months ended September 30, 2004 decreased from $7.1 million for the same period in 2003. Significant variances are explained as follows:

(i)  A $0.6 million decrease in depreciation and amortization expenses from 2003 levels reflects the decrease of $0.4 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned, a decrease of $0.3 million caused by the transfer of most of the Partnership's owned railcar portfolio into an equity investment and the decrease of $0.1 million caused by the sale of owned equipment during 2004. These decreases were partially offset by an increase of $0.2 million caused by the purchase of railcars during 2004 and 2003;

(ii) A $0.4 million decrease in the impairment loss of equipment resulted from the Partnership reducing the carrying value of certain railcars to their estimated fair value during the nine months ended September 30, 2003. No impairment of owned equipment was required during the nine months ended September 30, 2004;

(iii)  A $0.2 million decrease in interest expense was due to a lower average outstanding debt balance during the first nine months of 2004 compared to the same period of 2003; and

(iv)  A $0.1 million decrease in general and administrative expenses during the nine months ended September 30, 2004 was primarily due to lower professional costs associated with aircraft equipment.

(D)  Gain on Disposition of Owned Equipment

Gain on disposition of owned equipment for the nine months ended September 30, 2004 totaled $0.6 million, and resulted from the sale of marine containers, railcars and trailers with a net book value of $0.4 million for proceeds of $1.0 million. Net gain on disposition of owned equipment for the nine months ended September 30, 2003 totaled $23,000, and resulted from the sale of marine containers, railcars and a trailer with a net book value of $0.2 million for proceeds of $0.2 million.

(E)  Equity in Net Income (Loss) of Equity investments

Equity in net income (loss) of equity investments represents the Partnership's share of the net income or loss generated from the operation of jointly owned entities accounted for under the equity method of accounting. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

	For the Nine Months
	Ended September 30,
	2004	2003
Aircraft	$39	$(225)
Railcars	(68)	--
Equity in net loss of equity investments	$(29)	$(225)

The following equity investment discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation expense, direct expenses, interest expense, impairment loss and administrative expenses in the equity investments:

Aircraft: As of September 30, 2004, the Partnership owned interests in three entities that each own a commercial aircraft, two entities that each own two commercial aircraft and an interest in an entity owning other aircraft related assets. As of September 30, 2003, the Partnership owned interests in three entities that each own a commercial aircraft and an interest in an entity owning other aircraft related assets.

During the nine months ended September 30, 2004, lease revenues from the five entities of $1.6 million were offset by depreciation expense, direct expenses, interest expense and administrative expenses of $1.6 million. During the same period of 2003, lease revenues from the three entities of $1.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.2 million and a loss on impairment of equipment of $0.5 million. During the nine months ended September 30, 2004, contribution from the entity owning other aircraft related assets increased $38,000 compared to the same period of 2003.

Aircraft revenues increased $0.2 million due to the Partnership's investment into two entities each owning two Boeing 737-500 commercial aircraft during the nine months ended September 30, 2004. This increase was offset by a decrease of $0.1 million due to a lower lease rate being earned on the remaining aircraft compared to the same period of 2003.

Depreciation expense, direct expenses, interest expense and administrative expenses increased $0.4 million during the nine months ended September 30, 2004 compared to the same period 2003. Depreciation expense increased $0.4 million caused by the Partnership's investment into two entities each owning two Boeing 737-500 commercial aircraft during the nine months ended September 30, 2004. This increase was partially offset by a decrease of $0.2 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned. An additional increase of $0.1 million was caused by interest expense from the non-recourse debt in the two entities that each purchased two aircraft in the third quarter of 2004. Equity investments during the same period of 2003 did not have any debt or interest expense from debt.

During the nine months ended September 30, 2003, impairment loss of $0.5 million resulted from the reduction of the carrying value of a Boeing 737-300 commercial aircraft to its estimated fair value. No impairment was required during the same period of 2004.

Railcars: As of September 30, 2004, the Partnership owned an interest in an entity that owned railcars. These railcars were transferred into this entity on July 1, 2004 from the Partnership's owned equipment portfolio. During the nine months ended September 30, 2004, lease revenues of $0.7 million were offset by depreciation expense, direct expenses, interest expense and administrative expenses of $0.8 million. The Partnership had no equity investments that owned railcars during the same period of 2003.

(F)  Net Income (Loss)

As a result of the foregoing, the Partnership had net income of $1.3 million for the nine months ended September 30, 2004, compared to net loss of $1.1 million during the same period of 2003. The Partnership's ability to acquire, operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the nine months ended September 30, 2004 is not necessarily indicative of future periods.

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

(III)  FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the nine months ended September 30, 2004, the Partnership generated cash from operations of $6.8 million to meet its operating obligations, purchase additional equipment, pay debt and interest, and maintain working capital reserves.

During the nine months ended September 30, 2004, the Partnership purchased railcars for $4.0 million and paid FSI or its affiliates $0.2 million for acquisition fees and $40,000 for lease negotiation fees. During the nine months ended September 30, 2004, the Partnership disposed of owned equipment with a net book value of $0.4 million for proceeds of $1.0 million. The Partnership also transferred most of its owned railcar portfolio with a net book value of $9.8 million into an equity investment.

Restricted cash decreased $0.1 million during the nine months ended September 30, 2004 resulting from the withdrawal of the lender from the Partnership's debt facility that required these deposits. No such deposits were required from the new lender.

Accounts and other receivable increased $0.1 million during the nine months ended September 30, 2004. An increase of $0.6 million was due to the outstanding receivables collected at September 30, 2004 that were previously reserved for as a bad debt. This increase was partially offset by a decrease of $0.3 million due to the timing of lease receipts and a decrease from the collection of $0.2 million from the other receivable.

Equity investments in affiliated entities increased $4.5 million during the nine months ended September 30, 2004. An increase of $5.8 million caused by the Partnership's net investment into three newly formed equity investments by the transfer of owned railcars with a net book value of $9.8 million and cash investment of $14.9 million being partially off-set by decreases caused by non-operating cash distributions of $18.9 million. In addition, a decrease of $1.3 million was due to operating cash distributions from the equity investments to the Partnership and a decrease of $29,000 was caused by the loss recorded by the Partnership for its interests in the equity investments.

Prepaid expenses and other assets decreased $0.2 million during the nine months ended September 30, 2004 due to the refund of a $0.1 million deposit and a decrease of $0.1 million caused by the amortization of insurance expenses.

Accounts payable decreased $0.2 million during the nine months ended September 30, 2004 due to the timing of payments to vendors.

Due to affiliates decreased $0.1 million during the nine months ended September 30, 2004 due to the timing of management fees to affiliate.

Reserve for repairs increased $0.9 million during the nine months ended September 30, 2004 due to repair accruals for the Partnership's owned marine vessels.

The Partnership is scheduled to make a debt payment of $4.0 million to the lenders of the notes payable on December 31, 2004. The cash for this payment will come from operations and proceeds from equipment dispositions.

On July 1, 2004, the Partnership transferred 406 owned railcars with a net book value of $9.8 million into a newly formed equity investment PLM Rail Partners, LLC (PLM Rail Partners) which is jointly owned with two affiliated partnerships. The Partnership owns a 33.8% interest in PLM Rail Partners. PLM Rail Partners borrowed $25.3 million. The loan is non-recourse to the Partnership and is collateralized by the railcars and future lease payments. During July 2004, proceeds of $7.7 million from this loan were distributed to the Partnership. The Partnership intends to purchase additional equipment with these proceeds.

The loan amount of $25.3 million consists of two tranches of borrowings, tranche A with an interest rate of 5.65% and tranche B with an interest rate of 7.25%. Tranche A, for $15.7 million, will be repaid with quarterly principal payments of $0.7 million totaling $1.3 million in 2004, $2.6 million in 2005, 2006, 2007, 2008, 2009 and $1.3 million in 2010. Tranche B, for $9.6 million, will be repaid with quarterly payments totaling $0.9 million in 2010, $1.4 million in 2011, a quarterly payment of $0.2 million in March of 2012 and a balloon payment of $7.0 million in June 2012. PLM Rail Partners made the regularly scheduled principal payment of $0.7 million to the lender during the third quarter of 2004.

At the end of each quarter, cash remaining in PLM Rail Partners after payment of all operating expenses, required debt payment, all fees and expenses, will be distributed at the rate of 25% as a prepayment of tranche A loan and 75% to the owners based on their proportional share of ownership.

During the nine months ended September 30, 2004, the Partnership, with three affiliated entities, formed two new entities, PLM CAL I LLC (CAL I) and PLM CAL II LLC (CAL II). The Partnership contributed a total of $14.8 million to these entities and owns a 25.7% interest in CAL I and CAL II. CAL I and CAL II each own two Boeing 737-500 stage III commercial aircraft. CAL I and CAL II each assumed two loans totaling $25.7 million that bear an interest rate of 7.46% and 7.42%. The loans are non-recourse to the Partnership. The loans are collateralized by the aircraft and future lease payments. CAL I and CAL II distributed a total of $11.2 million as a non-operating cash distribution to the Partnership during the third quarter of 2004.

The Partnership's proportional share of acquisition fees, lease negotiation fees and debt placements fees paid by CAL I and CAL II to an affiliate of the General Partner totaled $1.0 million.

The Partnership is a participant in a $10.0 million warehouse credit facility. The warehouse credit facility is shared by the Partnership, PLM Equipment Growth Fund VI, MILPI Holdings LLC (MILPI), and Railcar Investors II, all of which are related parties and is controlled by Gary Engle, the President of MILPI. The facility provides for financing up to 100% of the cost of the equipment and expires on December 31, 2004. Borrowings by the Partnership are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than December 31, 2004. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower’s option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by FSI, PLM International, Inc. and MILPI, the parent companies of the General Partner. The Partnership is not liable for the advances made to the other borrowers.

As of November 12, 2004, there were no outstanding borrowings on this facility by the Partnership. Other borrowers had loans outstanding totaling $9.6 million.

PLM Transportation Equipment Corp. (TEC), an affiliate of the General Partner, arranged for the lease or purchase of up to 1,050 railcars with a delivery date between 2002 and 2004. The commitment requires a minimum of 30% of the railcars delivered under the arrangement be purchased and the remaining 70% of the railcars may be leased or purchased. As of September 30, 2004, TEC or an affiliated program have purchased 531 railcars, at a cost of $38.5 million, and have leased 494 railcars, exceeding the minimum purchase requirement under this commitment. The remaining 25 railcars to be purchased or leased under this commitment with a cost of $1.8 million, will be delivered in 2004 and may be purchased or leased by TEC, the Partnership, an affiliated program, or an unaffiliated third party. While FSI has not determined which managed program will buy these railcars, it is possible that they will be purchased by the Partnership.

In the fourth quarter of 2003 and the second quarter of 2004, FSI exercised options under the above agreement to purchase or lease a total of 460 additional railcars which will be delivered in the fourth quarter of 2004 and in 2005. The commitment requires that a minimum of 30% of the total railcars to be delivered under the original agreement and the option be purchased and the remaining railcars may be leased or purchased. If purchased, the total cost for the 453 railcars is $32.3 million. TEC, the Partnership, an affiliated programs, or unaffiliated third party may purchase or lease these railcars. While FSI has not determined which managed program will buy these railcars, it is possible that they will be purchased by the Partnership.

As of September 30, 2004, TEC is not required to purchase any of the remaining railcars under the commitment to meet its overall requirement that 30% of the total commitment be purchased.

During the third quarter of 2004, the General Partner committed to purchase 125 general service (GS) tank railcars to be delivered in the third quarter of 2005. The total cost of the 125 GS tank railcars is expected to be $8.9 million subject to adjustments for the price of steel. TEC, the Partnership, or an affiliated program may purchase these railcars. While FSI has not determined which managed program will buy these railcars, it is possible that they will be purchased by the Partnership.

At September 30, 2004, railcars with an original equipment cost of $13.0 million were owned by FSI and it's affiliates, some of which were purchased from the above transactions. While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of these railcars.

Commitments and contingencies as of September 30, 2004 are as follows (in thousands of dollars):

Partnership Obligations:	Total	Less than 1 Year	Years

Notes payable	$8,000	$4,000	$4,000

Affiliate Obligations:

Commitment to purchase railcars	$38,688	$25,584	$13,104

1	While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

(IV) RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities’ financial statements with its own. For existing entities, the Partnership is required to perform this assessment by December 31, 2004 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. The General Partner is still in the process of evaluating its impact and has not completed its analysis or concluded on the impact that FIN 46 will have on the Partnership.

For newly formed entities, FIN 46 is effective. FIN 46 did not impact the accounting for new entities formed in 2004.

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

Other factors affecting the Partnership’s operations during the remainder of 2004 and beyond include:

(1)  Over the next 15 months, a significant number of the Partnership’s marine containers currently on a fixed rate lease will be switching to a lease based on utilization. The General Partner anticipates that this will result in a significant decrease in lease revenues;

(2)  Economic recovery in the railcar segment continues to be strong. Overall railcar loadings continue to be forecast to grow approximately 6% for the remainder of 2004. Railcar manufacturers now have full production schedules until the summer of 2005 for tank railcars.

The Partnership's railcar fleet is largely used by a broadly defined chemical sector. Chemical and petroleum railcar loadings are projected to grow at a substantially higher rate this year than the 3% per year long run average. The continuation of high steel prices have resulted in increases in the price of a new tank railcars and lease rates have now increased in response this price increase. While this improves returns for railcar lessors in the short run, reduced railcar availability and higher lease costs along with railroad operating inefficiencies may cause the chemical industry growth to slow and perhaps cause chemical producers to shift to other forms of transportation. Also, there are a number of potential new railroad operating requirements and regulations which, if adopted, could increase the cost of railcar ownership. At present, the Partnership's tank railcar fleet is highly utilized and appears to be in a position to remain so for the foreseeable future;

(3)  Market demand for new and used aircraft has been severely impacted by the poor financial condition of the airline industry. The General Partner believes that there is a significant oversupply of commercial aircraft available that has caused a decrease in aircraft fair market values. The General Partner believes prices on selected aircraft have reached levels which them attractive investment opportunities.

A former aircraft lessee returned its leased aircraft in a condition not in accordance with the lease agreement. In addition, this lessee owed the Partnership approximately $0.2 million for past lease payments. In September 2004, the Partnership and the former lessee entered into an agreement totaling $0.4 million to include the unpaid lease payments and a settlement for returning the leased aircraft in a condition not in accordance with the lease agreement. The note requires payments of $47,000 per month through April 2005, at which time the outstanding remaining balance will be paid using security deposits and cash held in an escrow account. Unpaid outstanding amounts accrue interest at a rate of 5%. As of November 12, 2004, payments on this note are current.

During 2004, the General Partner renegotiated the lease for the partially owned Boeing 737-300. The lease was extended from April 2005 to July 2008 and the monthly lease rate was lowered by 6%;

(4)  The Partnership's two owned marine vessels are on fixed rate leases through November 2004 and April 2005. Over the last several months, lease rates earned on similar marine vessels have significantly increased. The General Partner is currently negotiating with the lessee of the marine vessels to extend the leases at current market rates. Alternatively, the General Partner may market the marine vessels for sale at the end of their current lease;

(5)  The management fee rate paid by the Partnership will be reduced by 25% for the period starting January 1, 2005 and ending September 30, 2006;

(6)  The Partnership is expected to have increased general and administrative costs as the General Partner liquidates other investment programs that currently share certain general and administrative expenses; and

(7)  General and administrative expenses are expected to increase over the next 15 months due to additional expenses required to meet compliance standards of the Sarbanes - Oxley Act.

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

The Partnership intends to use cash flow from operations to satisfy its operating requirements, pay loan principal and interest on debt, and purchase additional equipment.

The General Partner believes prices on certain transportation equipment, primarily railcar equipment, selected aircraft equipment and certain types of non-transportation related equipment, have reached attractive levels and is currently in the market to make investments in 2004. The General Partner believes that equipment purchased in today's economic environment may appreciate. Accordingly, the General Partner believes that most of the cash currently held by the Partnership will be used to purchase additional equipment.

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

PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

10.1	First Amendment to Amended and Restated Warehouse Credit Agreement dated September 3, 2004.

10.2	Second Amendment to Amended and Restated Warehouse Credit Agreement dated October 20, 2004.

10.3  PLM CAL I LLC operating agreement dated June 4, 2004.

10.4  PLM CAL II LLC operating agreement dated June 4, 2004.

10.5  PLM CAL I LLC equipment purchase agreement dated August 26, 2004.

10.6  PLM CAL II LLC equipment purchase agreement dated August 26, 2004.

31.1	Certificate of President of the General Partner pursuant to Section 302 of Sarbanes - Oxley Act.

31.2	Certificate of Chief Financial Officer of the General Partner pursuant to Section 302 of Sarbanes - Oxley Act.

32.1	Certificate of President of the General Partner pursuant to Section 906 of Sarbanes - Oxley Act.

32.2	Certificate of Chief Financial Officer of the General Partner pursuant to Section 906 of Sarbanes - Oxley Act.

(b)   Reports on Form 8-K

1.	Report 8-K dated September 27, 2004, announcing that Ernst & Young LLP would not act as the Partnership’s independent auditor after the review and the filing of the Partnership's third quarter report on Form 10-QSB.

2.	Report 8-KA dated October 13, 2004, announcing that Ernst & Young LLP had declined to stand for re-election as the Partnership’s independent auditor after that review and the filing of the Partnership's third quarter report on Form 10-QSB.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLM EQUIPMENT GROWTH & INCOME FUND VII

By:   PLM Financial Services, Inc.
General Partner

Date:  November 12, 2004          By:    /s/ Richard K Brock
Richard K Brock
Chief Financial Officer

Exhibit 31.1

CONTROL CERTIFICATION

I, James A. Coyne, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PLM Equipment Growth & Income Fund VII.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation.

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2004
    By:  /s/ James A. Coyne
                                                       James A. Coyne
                                                       President

Exhibit 31.2

CONTROL CERTIFICATION

I, Richard K Brock, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of PLM Equipment Growth & Income Fund VII.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)  designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation.

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2004    By:  /s/ Richard K Brock
                                                                                               Richard K Brock
                                                                                               Chief Financial Officer
                                                                                               (Principal Financial Officer)

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to Section 906 of the
Sarbanes - Oxley Act of 2002

In connection with the Quarterly Report of PLM Equipment Growth & Income Fund VII (the “Partnership”), on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, the President of the General Partner and of the Partnership, hereby certifies pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)   the Report of the Partnership filed today fully complies with the requirements of Section 13(a) and 15 (d) of the Securities Exchange Act of 1934; and

(2)   the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                                                        /s/ James A. Coyne
                                                                       James A. Coyne
                                                                       President of PLM Financial Services, Inc.
                                                                       November 12, 2004

Exhibit 32.2

Certification Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to Section 906 of the
Sarbanes - Oxley Act of 2002

In connection with the Quarterly Report of PLM Equipment Growth & Income Fund VII (the “Partnership”), on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, the Chief Financial Officer of the General Partner and of the Partnership, hereby certifies pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)   the Report of the Partnership filed today fully complies with the requirements of Section 13(a) and 15 (d) of the Securities Exchange Act of 1934; and

(2)   the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                                                        /s/ Richard K Brock
                                                                       Richard K Brock
                                                                       Chief Financial Officer of PLM Financial Services, Inc.
                                                                       (Principal Financial Officer)
                                                                       November 12, 2004