Form 10QSB
period 2005-03-31
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 2005-05-11
CIK 895234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended March 31, 2005.

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

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)

	March 31,	December 31,
	2005	2004
	(unaudited)
Assets

Equipment held for operating leases, at cost	$66,893	$66,960
Less accumulated depreciation	(50,353)	(49,421)
Net equipment	16,540	17,539

Cash and cash equivalents	7,065	4,635
Restricted cash	2,003	1,998
Accounts and other receivables, less allowance for doubtful
accounts of $39 in 2005 and $45 in 2004	2,281	2,358
Equity investments in affiliated entities	14,798	15,576
Other assets, net of accumulated amortization of
$266 in 2005 and $256 in 2004	496	493

Total assets	$43,183	$42,599

Liabilities and partners’ capital

Liabilities:
Accounts payable and accrued expenses	$237	$250
Due to affiliates	733	952
Reserve for repairs	1,322	1,888
Lessee deposits and prepaid revenues	362	383
Notes payable	4,000	4,000
Total liabilities	6,654	7,473

Commitments and contingencies

Partners' capital:
Limited partners (4,981,450 limited partnership units)	36,529	35,126
General Partner	-	-
Total partners' capital	36,529	35,126

Total liabilities and partners’ capital	$43,183	$42,599

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
CONDENSED STATEMENTS OF INCOME
(in thousands of dollars, except weighted-average limited partnership unit amounts)
(unaudited)

	For the Three Months
	Ended March 31,
	2005	2004
Revenues

Lease revenue	$4,049	$3,478
Interest and other income	36	21
Gain on disposition of equipment	34	160
Total revenues	4,119	3,659

Expenses

Depreciation and amortization	973	1,470
Operations support	959	1,123
Management fees to affiliate	161	195
Interest expense	78	153
General and administrative expenses to affiliates	36	94
Other general and administrative expenses	145	250
Recovery of bad debts	(9)	(91)
Total expenses	2,343	3,194

Equity in net (loss) income of equity investments	(373)	133

Net income	$1,403	$598

Partners' share of net income

Limited partners	$1,403	$598
General Partner	-	-

Total	$1,403	$598

Limited partners’ net income per weighted-average
limited partnership unit	$0.28	$0.12

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Period from December 31, 2004 to March 31, 2005
(in thousands of dollars)
(unaudited)

	Limited	General
	Partners	Partner	Total

Partners' capital as of December 31, 2004	$35,126	$-	$35,126

Net income	1,403	-	1,403

Partners' capital as of March 31, 2005	$36,529	$-	$36,529

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	For the Three Months
	Ended March 31,
	2005	2004

Operating activities

Net income	$1,403	$598
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation and amortization	973	1,470
Amortization of debt placement costs	6	6
Recovery of bad debts	(9)	(91)
Gain on disposition of equipment	(34)	(160)
Equity in net loss (income) from equity investments	373	(133)
Distributions from equity investments	405	429
Changes in operating assets and liabilities:
Accounts and other receivables	86	111
Other assets	(46)	(69)
Accounts payable and accrued expenses	(13)	1,181
Due to affiliates	(219)	(243)
Reserve for repairs	(566)	87
Lessee deposits	(21)	29
Net cash provided by operating activities	2,338	3,215

Investing activities

Payments for purchase of equipment and capitalized repairs	--	(4,000)
(Increase) decrease in restricted cash	(5)	60
Payments of acquisition fees to affiliate	--	(180)
Payments of lease negotiation fees to affiliate	--	(40)
Payments on finance lease receivable	33	--
Proceeds from disposition of equipment	64	300
Net cash provided by (used in) investing activities	92	(3,860)

Net increase (decrease) in cash and cash equivalents	2,430	(645)
Cash and cash equivalents at beginning of period	4,635	8,635
Cash and cash equivalents at end of period	$7,065	$7,990

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation

The unaudited financial statements presented herein are prepared in conformity with generally accepted accounting principles in the United States of America and the instructions for preparing Form 10-QSB under Rule 310 of Regulation S-B of the Securities and Exchange Commission. Rule 310 provides that disclosures that would substantially duplicate those contained in the most recent annual report may be omitted from interim financial statements. The accompanying unaudited condensed financial statements have been prepared on that basis and, therefore, should be read in conjunction with the financial statements and notes presented in the 2004 Annual Report (Form 10-KSB) of PLM Equipment Growth Fund & Income VII (the Partnership) on file with the United States Securities and Exchange Commission. Except as disclosed herein, there have been no material changes to the information presented in the notes to the 2004 Annual Report in Form 10-KSB.

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner) all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership’s unaudited condensed balance sheets at March 31, 2005 and December 31, 2004, condensed statements of income for the three months ended March 31, 2005 and 2004, condensed statements of changes in partners’ capital for the period from December 31, 2004 to March 31, 2005, and the condensed statements of cash flows for the three months ended March 31, 2005 and 2004 have been made and are reflected.

2. Schedule of Partnership Phases

The Partnership may not reinvest cash flow generated from operations after January 1, 2005 into additional equipment. The Partnership will terminate on December 31, 2013, unless terminated earlier upon the sale of all of the equipment or by certain other events. Although the Partnership is scheduled to terminate on December 31, 2013, the General Partner is managing the Partnership with the objective of having all owned and partially owned equipment disposed of by December 31, 2006.

3. Reclassifications

Certain amounts previously reported have been reclassified to conform to the 2005 presentation. These reclassifications did not have any effect on total assets, total liabilities, partners’ capital, or net income.

4. Transactions with General Partner and Affiliates

The balance due to affiliates as of March 31, 2005 included $0.2 million due to FSI or its affiliates for management fees and $0.6 million due to affiliates in which the Partnership has an equity investment. The balance due to affiliates as of December 31, 2004 included $0.2 million due to FSI and its affiliates for management fees and $0.7 million due to affiliates in which the Partnership has an equity investment.

During the three months ended March 31, 2005 and 2004, the Partnership incurred acquisition, lease negotiation, management fees and data processing and administrative expenses to FSI or its affiliates. The components of these fees and expenses incurred to FSI or its affiliates were as follows (in thousands of dollars):

	Owned Equipment		Equity Investments
	2005	2004	2005	2004
Acquisition fees	$--	$180	$--	$--
Lease negotiation fees	--	40	--	--
Management fees	161	195	72	27
Data processing and administrative
expenses	36	94	43	3

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

4. Transactions with General Partner and Affiliates (continued)

During the three months ended March 31, 2004, the Partnership purchased $4.0 million in railcars from FSI or its affiliates and paid $0.2 million for acquisition fees and $40,000 for lease negotiation fees. The Partnership's cost for these railcars was the lower of FSI's or its affiliates cost or the fair market value at the time of purchase. No equipment was purchased from FSI or its affiliates during the three months ended March 31, 2005.

5. Equipment

The components of owned equipment were as follows (in thousands of dollars):

	March 31,	December 31,
	2005	2004

Marine containers	$38,334	$38,401
Marine vessels	22,212	22,212
Aircraft	5,483	5,483
Rail equipment	864	864
	66,893	66,960
Less accumulated depreciation	(50,353)	(49,421)
Net equipment	$16,540	$17,539

Equipment held for operating leases is stated at cost less depreciation and any impairments to the carrying value.

As of March 31, 2005, all owned equipment in the Partnership’s portfolio was on lease except for five railcars with a net book value of $45,000. As of December 31, 2004 all owned equipment was on lease except for six railcars with a net book value of $39,000.

During the three months ended March 31, 2004, the Partnership purchased railcars for $4.2 million including acquisition fees of $0.2 million. No equipment was purchased during the three months ended March 31, 2005.

During the three months ended March 31, 2005, the Partnership disposed of marine containers with a net book value of $30,000 for proceeds of $64,000 which resulted in a gain of $34,000. During the three months ended March 31, 2004, the Partnership disposed of marine containers, railcars and a trailer with a net book value of $0.1 million for proceeds of $0.3 million which resulted in a gain of $0.2 million.

6. Equity Investments in Affiliated Entities

The Partnership owns equipment jointly with affiliated programs and non-affiliated entities.

Ownership interest is based on the Partnership’s contribution towards the cost of the assets in the equity investments. The Partnership’s proportional share of equity and income (loss) in each entity is not necessarily the same as its ownership interest. The primary reason for this is that certain fees such as management fees, acquisition fees, lease and re-lease fees vary among the owners of the equity investments. The Partnership’s investment in equity investments includes acquisition fees, lease negotiation fees, and debt placement fees paid by the Partnership to the General Partner or its affiliates. The Partnership’s equity interest in the net income (loss) of equity investments is reflected net of management fees incurred and the amortization of acquisition fees, lease negotiation fees and debt placement fees.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6. Equity Investments in Affiliated Entities (continued)

The tables below set forth 100% of the lease revenues and interest and other income, gain on disposition of equipment, depreciation and amortization expense, interest expense, operations support and indirect expenses, and net income (loss) of the entities in which the Partnership has an interest, and the Partnership‘s proportional share of income (loss) in each entity for the three months ended March 31, 2005 and 2004 (in thousands of dollars):

	TWA	TWA	Boeing	PLM
For the three months ended	S/N 49183	MD-82	737-300	Worldwide
March 31, 2005	Trust1	Trust2	Trust3	Leasing4

Lease revenues and interest and other income	$308	$308	$390	$312
Gain on disposition of equipment	--	--	--	5
Less: Depreciation and amortization expense	--	314	320	--
Operations support	--	--	6	--
Indirect expenses	19	20	23	308
Net income (loss)	$289	$(26)	$41	$9

Partnership’s share of net income (loss)	$144	$(16)	$14	$2

For the three months ended	PLM Rail	PLM CAL I	PLM CAL II
March 31, 2005 (continued)	Partners LLC5	LLC6	LLC7	CFHS 8	Total

Lease revenues and interest and other income	$1,897	$967	$958	$571
Gain on disposition of equipment	244	--	--	--
Less: Depreciation and amortization expense	931	1,235	1,234	1,380
Interest (income) expense	(8)	490	489	--
Operations support	463	--	--	--
Indirect expenses	202	27	27	24
Net income (loss)	$553	$(785)	$(792)	$(833)

Partnership’s share of net income (loss)	$187	$(202)	$(203)	$(299)	$(373)

	TWA	TWA	Boeing
For the three months ended	S/N 49183	MD-82	737-300
March 31, 2004	Trust1	Trust2	Trust3	Total

Lease revenues and interest and other income	$326	$326	$390
Less: Depreciation and amortization expense	--	314	367
Operations support	--	--	7
Indirect expenses	20	20	41
Net income (loss)	$306	$(8)	$(25)

Partnership’s share of net income (loss)	$153	$(8)	$(12)	$133

1	The Partnership owns a 50% interest in the TWA S/N 49183 Trust that was formed in 1998 that owns a MD-82 stage III commercial aircraft.
2  The Partnership owns a 50% interest in the TWA MD-82 Trust that was formed in 1998 that owns a MD-82 stage III commercial aircraft.
3	The Partnership owns a 38% interest in the Boeing 737-300 Trust that was formed in 1999 that owns a Boeing stage III commercial aircraft.
4	The Partnership owns a 25% interest in PLM Worldwide Leasing Corp. that was formed in 1995.
5	The Partnership owns a 34% interest in PLM Rail Partners, LLC that was formed in the third quarter of 2004 that owns various types of railcars.
6	The Partnership owns a 26% interest in the PLM CAL I LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
7	The Partnership owns a 26% interest in the PLM CAL II LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
8	The Partnership owns a 36% interest in CFHS that was formed in the fourth quarter of 2004 that owns various types of machinery and equipment.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6. Equity Investments in Affiliated Entities (continued)

As of March 31, 2005, all jointly-owned assets in the Partnership’s equity investment portfolio was on lease except for 121 railcars with a net book value of $0.8 million. As of December 31, 2004, all jointly owned assets in the Partnership’s equity investment portfolio was on lease except for 101 railcars with a net book value of $0.6 million.

7. Operating Segments

The Partnership operates in six primary operating segments: marine vessel leasing, aircraft leasing, railcar leasing, trailer leasing, machinery and other equipment leasing, and marine container leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. There were no intersegment revenues for the three months ended March 31, 2005 and 2004. The following tables present a summary of the operating segments (in thousands of dollars):

	Marine				Machinery	Marine
For the three months ended	Vessel	Aircraft	Railcar	Trailer	And Other	Container
March 31, 2005	Leasing	Leasing	Leasing	Leasing	Equipment	Leasing	Other[1]	Total

Revenues
Lease revenue	$2,364	$97	$43	$--	$--	$1,545	$--	$4,049
Interest income and other income	--	3	7	4	--	--	22	36
Gain on disposition of equipment	--	--	--	--	--	34	--	34
Total revenues	2,364	100	50	4	--	1,579	22	4,119

Expenses
Depreciation and amortization	310	--	13	--	--	650	--	973
Operations support	926	2	16	--	--	15	--	959
Management fees to affiliate	89	5	3	6	--	58	--	161
Interest expense	--	--	--	--	--	--	78	78
General and administrative expenses	26	4	10	--	--	--	141	181
Recovery of bad debts	--	--	(9)	--	--	--	--	(9)
Total expenses	1,351	11	33	6	--	723	219	2,343
Equity in net income (loss) of equity
investments	--	(261)	187	--	(299)	--	--	(373)
Net income (loss)	$1,013	$(172)	$204	$(2)	$(299)	$856	$(197)	$1,403
Total assets as of March 31, 2005	$2,270	$6,040	$4,481	$286	$6,706	$16,134	$7,266	$43,183

	Marine				Marine
For the three months ended	Vessel	Aircraft	Railcar	Trailer	Container
March 31, 2004	Leasing	Leasing	Leasing	Leasing	Leasing	Other[2]	Total

Revenues
Lease revenue	$1,230	$97	$520	$146	$1,485	$--	$3,478
Interest income and other income	--	7	--	--	--	14	21
Gain on disposition of equipment	--	--	130	8	22	--	160
Total revenues	1,230	104	650	154	1,507	14	3,659

Expenses
Depreciation and amortization	310	--	329	52	778	1	1,470
Operations support	907	3	102	92	19	--	1,123
Management fees to affiliate	62	8	44	7	74	--	195
Interest expense	--	--	--	--	--	153	153
General and administrative expenses	30	1	69	19	--	225	344
(Recovery of) provision for bad debts	--	(114)	24	(1)	--	--	(91)
Total expenses	1,309	(102)	568	169	871	379	3,194
Equity in net income of equity
investments	--	133	--	--	--	--	133
Net (loss) income	$(79)	$339	$82	$(15)	$636	$(365)	$598
Equipment purchases and
capitalized repairs	$--	$--	$4,000	$--	$--	$--	$4,000
Acquisition fees to affiliate	$--	$--	$180	$--	$--	$--	$180

1
Includes certain assets not identifiable to a specific segment such as cash and certain other assets. Also includes certain interest income and costs not identifiable to a particular segment, such as interest expense, and certain general and administrative and operations support expenses.

2	Includes certain interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative and operations support expenses.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8. Net Income Per Weighted-Average Limited Partnership Unit

Net income per weighted-average limited partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three months ended March 31, 2005 and 2004 was 4,981,450.

9. Accounts and Other Receivables

Accounts and other receivables represent balances due from current or former lessees for unpaid balances incurred from leasing Partnership owned equipment and uncollected receivables from insurance claims. The components of accounts and other receivables were as follows (in thousands of dollars):

	March 31,	December 31,
	2005	2004

Trade accounts receivable	$1,642	$1,579
Insurance receivables	574	576
Other receivable	104	248
Allowance for doubtful accounts	(39)	(45)
	$2,281	$2,358

Insurance receivables of $0.6 million at March 31, 2005 and December 31, 2004 is the result of two insurance claims submitted by the Partnership for an owned marine vessel. $0.5 million of the insurance receivable relates to a crack in the bottom hull of a marine vessel and the remaining balance of $0.1 million relates to lost revenues and damage resulting from a collision with another vessel. During March 2005, the General Partner received notification from the insurance carrier that $0.3 million of the insurance receivable should be paid in the second quarter of 2005. The balance of the insurance receivable is expected to be paid within the next nine months.

At March 31, 2005 and December 31, 2004, the balance in other receivable was due from a former aircraft lessee for past due lease payments and in settlement for returning aircraft not in accordance with the lease agreement. The other receivable is scheduled to be fully paid by April 2005. Interest accrues at a rate of 5% on the outstanding other receivable balance.

10. Other Assets

The components of the other assets, net, were as follows (in thousands of dollars):

	March 31,	December 31,
	2005	2004
Finance lease receivable	$249	$282
Prepaid expenses	183	137
Lease negotiation fees to affiliate, net	41	45
Debt placement fees, net	18	24
Other assets	5	5
	$496	$493

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

11. Debt

The Partnership is a participant in a $10.0 million warehouse facility. The warehouse facility is scheduled to expire on May 1, 2006 with all advances due no later than May 1, 2006. As of March 31, 2005 and December 31, 2004, the Partnership had no borrowings outstanding under this facility.

12. Concentrations of Credit Risk

For the three months ended March 31, 2005 and 2004, the Partnership’s customers that accounted for 10% or more of the total revenues for the owned equipment and jointly owned equipment were Alcoa Steamships Company, Inc. (39% in 2005 and 30% in 2004), Capital Leasing (21% in 2005 and 15% in 2004) and Cronos Group (15% in 2005 and in 2004).

As of March 31, 2005 and December 31, 2004, the Partnership’s customers and an insurance underwriter that accounted for 10% or more of the total accounts receivable for the owned equipment and jointly owned equipment were Capital Leasing (21% in 2005 and 24% in 2004), Cronos Group (21% in 2005 and 23% in 2004) and Cambiaso Risso, an insurance underwriter, (18% in 2005 and 20% in 2004).

As of March 31, 2005 and December 31, 2004, the General Partner believed the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

13. Commitments and Contingencies

During 2004, the General Partner signed a legally binding commitment on behalf of the Partnership to purchase in 2005, 28 newly constructed tank railcars for $2.0 million. The funds to purchase these railcars were placed in escrow accounts with an unaffiliated third party as escrow agent as of December 31, 2004 and are included in restricted cash on the accompanying balance sheets. These railcars are expected to be purchased during the second and third quarters of 2005.

14. Recent Accounting Pronouncements

In March 2004, Financial Accounting Standards Board's (FASB's) Emerging Issues Task Force (EITF) released Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1).”  EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of an impaired loss. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Partnership has complied with the new disclosure requirements in its consolidated financial statements. The recognition and measurement requirements of EITF 03-1 were initially effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB Staff issued FASB Staff Position (FSP) EITF 03-1-1 that delayed the effective date for certain measurement and recognition guidance contained in EITF 03-1.  The FSP requires that entities continue to apply previously existing “other-than-temporary” guidance until a final consensus is reached. The General Partner does not anticipate that issuance of a final consensus will materially impact the Partnership’s financial condition or results of operations.

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

15. Subsequent Event

During April 2005, the General Partner declared a cash distribution of $0.50 per limited partnership unit to be paid on May 20, 2005 to the record holders as of that date. The total cash distribution to the limited partners and the General Partner is $2.5 million and $0.1 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I) RESULTS OF OPERATIONS

Comparison of the PLM Equipment Growth & Income Fund VII’s (the Partnership’s) Operating Results for the Three Months Ended March 31, 2005 and 2004

(A) Owned Equipment Operations

Lease revenues less operations support on owned equipment increased during the three months ended March 31, 2005 compared to the same period of 2004. Gains or losses from the disposition of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, impairment loss of equipment, general and administrative expenses, and recovery of bad debts relating to the operating segments (see Note 7 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less operations support by segment (in thousands of dollars):

	For the Three Months Ended March 31,
	2005	2004
Marine containers	$1,530	$1,466
Marine vessels	1,438	323
Railcars	27	418
Aircraft	95	94
Trailers	--	54

Marine containers: Lease revenues and operations support for marine containers were $1.5 million and $15,000 respectively, for the three months ended March 31, 2005, compared to $1.5 million and $19,000, respectively, during the same period of 2004. The increase in lease revenues of $0.1 million during the three months ended March 31, 2005 compared to the same period of 2004 was due to higher lease rates earned on the Partnership's marine containers and higher utilization. Marine containers owned by the Partnership will be converting from a fixed term lease to one based on utilization over the next nine months. This is expected to cause lease revenues to decline.

Marine vessels: Marine vessel lease revenues and operations support were $2.4 million and $0.9 million, respectively, for the three months ended March 31, 2005, compared to $1.2 million and $0.9 million, respectively, during the same period of 2004. Lease revenues increased $1.1 million during the three months ended March 31, 2005 compared to the same period of 2004 due to one of the Partnership's marine vessel renewing its lease at a higher lease rate.

Railcars: Railcar lease revenues and operations support were $43,000 and $16,000, respectively, for the three months ended March 31, 2005, compared to $0.5 million and $0.1 million, respectively, during the same period of 2004. Railcar lease revenues decreased $0.5 million and operations support decreased $0.1 million due to the transfer of most of the Partnership's owned railcar portfolio into an equity investment during the third quarter of 2004.

Trailers: Trailer operating lease revenues and operations support decreased in the first quarter of 2005 due to all of the Partnership trailers being placed on a direct finance lease in 2004.

(B) Indirect expenses Related to Owned Equipment Operations

Total indirect expenses of $1.4 million for the three months ended March 31, 2005 decreased from $2.1 million for the same period in 2004. Significant variances are explained as follows:

(i) A $0.5 million decrease in depreciation and amortization expenses from 2004 levels reflecting the decrease of $0.3 million caused by the transfer of most of the Partnership's owned railcar portfolio into an equity investment in the third quarter of 2004, a decrease of $0.1 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a decrease of $0.1 million caused by the Partnership's trailer portfolio being placed in a direct finance lease in 2004;

(ii) General and administrative expenses decreased $0.2 million during the first quarter of 2005 compared to the same period 2004. A decrease of $0.1 million resulted from lower costs being charged to the Partnership for certain professional services associated with the search for potential equipment acquisitions and an decrease of $0.1 million was due to administrative costs associated with the return of aircraft and collection of bad debts from lessees incurred in 2004. A similar event did not occur in 2005;

(iii) A $0.1 million decrease in interest expense resulted from lower average borrowings outstanding in the three months ended March 31, 2005 compared to the same period of 2004; and

(iv) A $0.1 million decrease in the recovery of bad debts during the three months ended March 31, 2005 was primarily due to lower collections of receivables that had been previously reserved for as a bad debt compared to the same period of 2004.

(C) Gain on Disposition of Owned Equipment

The gain on disposition of owned equipment for the first quarter of 2005 totaled $34,000, and resulted from the disposal of marine containers with a net book value of $30,000 for proceeds of $64,000. Gain on disposition of owned equipment for the first quarter of 2004 totaled $0.2 million, and resulted from the disposal of marine containers, railcars and a trailer with a net book value of $0.1 million for proceeds of $0.3 million.

(D) Equity in Net (Loss) Income of Equity investments

Equity in net (loss) income of equity investments represents the Partnership's share of the net loss or income generated from the operation of jointly owned assets accounted for under the equity method of accounting. The following table presents equity in net (loss) income by equipment type (in thousands of dollars):

	For the Three Months Ended March 31,
	2005	2004
Railcars	$187	$--
Aircraft	(261)	133
Machinery and other equipment	(299)	--
Equity in net (loss) income of equity investments	$(373)	$133

The following equity investment discussion by equipment type is based on the Partnership's proportional share of revenues, gain on the disposition of equipment, depreciation expenses, operations support, interest expenses, and administrative expenses in the equity investments:

Railcars: As of March 31, 2005, the Partnership owned an interest in an entity that owned railcars. These railcars were transferred into this entity on July 1, 2004 from the Partnership's owned equipment portfolio. During 2005, lease revenues of $0.6 million and the gain on the disposition of equipment of $0.1 million were offset by depreciation expense, operations support, interest expense and administrative expenses of $0.5 million. The Partnership had no equity investments that owned railcars in the same period of 2004.

Aircraft: As of March 31, 2005, the Partnership owned an interest in three trusts that each own a commercial aircraft, an interest in two entities each owning two Boeing 737-500 commercial aircraft that was formed in the third quarter of 2004, and an interest in an entity owning other aircraft related assets. As of March 31, 2004, the Partnership owned interests in three trusts that each own a commercial aircraft and an interest in an entity owning other aircraft related assets. During the three months ended March 31, 2005, lease revenues of $1.0 million were partially offset by depreciation expense, operations support, interest expense and administrative expenses of $1.3 million. During the same period of 2004, lease revenues of $0.5 million were partially offset by depreciation expense, operations support, and administrative expenses of $0.3 million.

Aircraft revenues increased $0.5 million due to the Partnership's investment into two entities during the third quarter of 2004 that each own two Boeing 737-500 commercial aircraft.

Depreciation expense, operations support, interest expense and administrative expenses increased $1.0 million during the three months ended March 31, 2005 resulting from an increase in depreciation expense of $0.6 million caused by the Partnership's investment into two entities each owning two Boeing 737-500 commercial aircraft during the third quarter of 2004 and an increase in operations support of $0.3 million caused by interest expense from the non-recourse debt financing the two Boeing 737-500 commercial aircraft in each of the entities the Partnership invested in during the third quarter of 2004. Equity investments during the same period of 2004 did not have any debt or interest expense.

Machinery and other equipment: As of March 31, 2005, the Partnership owned an interest in an entity that owned machinery and other equipment that was formed in the fourth quarter of 2004. During the three months ended March 31, 2005, lease revenues of $0.2 million were offset by depreciation expense, operations support, and administrative expenses of $0.5 million. The Partnership had no equity investments that owned machinery and other equipment in the same period of 2004.

(E) Net Income

As a result of the foregoing, the Partnership had net income of $1.4 million for the three months ended March 31, 2005, compared to net income of $0.6 million during the same period of 2004. The Partnership's ability to acquire, operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the three months ended March 31, 2005 is not necessarily indicative of future periods.

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

Asset lives and depreciation methods: The Partnership’s primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The General Partner has chosen asset lives that it believes correspond to the economic life of the related asset. Depreciation is computed using the double-declining balance method, taking a full month's depreciation in the month of acquisition based upon estimated useful lives of 15 years for railcars, 12 years for all other transportation equipment and 7 years for machinery and other equipment. The depreciation method changes to straight line when annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. The General Partner has chosen a deprecation method that it believes matches the benefit to the Partnership from the asset with the associated costs. These judgments have been made based on the General Partner’s expertise in each equipment segment that the Partnership operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential future cash flows from the asset to the Partnership, the Partnership would be required to record an impairment loss. Likewise, if the net book value of the asset was less than the fair value, the Partnership may record a gain on sale upon final disposition of the asset.

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

(III) FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the three months ended March 31, 2005, the Partnership generated cash from operations of $2.3 million to meet its operating obligations, pay debt and interest, and maintain working capital reserves.

During the three months ended March 31, 2005, the Partnership disposed of owned equipment for proceeds of $0.1 million.

Accounts and other receivable decreased $0.1 million in the three months ended March 31, 2005 caused by the collection of $0.1 million in other receivables.

Equity investments in affiliated entities decreased $0.8 million during the three months ended March 31, 2005 due to cash distributions of $0.4 million from the equity investments to the Partnership and by the loss of $0.4 million that was recorded by the Partnership for its interests in the equity investments.

Accounts payable decreased $13,000 during the three months ended March 31, 2005. A decrease of $0.1 million was due to the timing of cash payments to vendors which was partially offset by an increase of $0.1 million due to the accrual of the interest payment due semi-annually on notes payable.

Due to affiliates decreased $0.2 million during the three months ended March 31, 2005 due to the payment of engine reserves due to an equity investment. The equity investment used these funds to repair the engines on an aircraft.

Reserve for repairs decreased $0.6 million during the three months ended March 31, 2005. A decrease of $0.7 million was due to the cash payments to the vendor for the dry docking of one of the Partnership's owned marine vessels being partially offset by an increase of $0.1 million in accruals for dry dock of the Partnership's owned marine vessels.

The Partnership is scheduled to make its annual debt payment of $4.0 million to the lenders of the notes payable on December 31, 2005. The cash for this payment will come from operations and proceeds from equipment dispositions.

The Partnership is a participant in a $10.0 million warehouse credit facility. The warehouse credit facility is shared by the Partnership, PLM Equipment Growth Fund VI, MILPI Holdings LLC (MILPI) and it's subsidiaries, and Railcar Investors II all of which are related parties and controlled by Gary Engle, Chairman of the Board of the General Partner. The facility provides for financing up to 100% of the cost of the equipment and expires on May 1, 2006. Borrowings by the Partnership are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 360 days, with all advances due no later than May 1, 2006. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower’s option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by FSI, PLM International, Inc. and MILPI, the parent companies of the General Partner. The Partnership is not liable for the advances made to the other borrowers.

As of May 10, 2005, there were no other outstanding borrowings on this facility by the Partnership. Other borrowers had loans outstanding totaling $9.3 million.

In 2004 the General Partner signed a legally binding commitment on behalf of the Partnership to purchase 28 newly constructed tank railcars for $2.0 million.. The funds to purchase this commitment were placed in an escrow account with an unaffiliated third party as escrow agent as of December 31, 2004 and are included in restricted cash on the accompanying balance sheets. These railcars are expected to be purchased in the second and third quarter of 2005.

In April 2005, the General Partner declared a cash distribution of $0.50 per limited partnership unit to be paid on May 20, 2005 to the record holders as of that date. The total cash distribution to the limited partners and the General Partner is $2.5 million and $0.1 million, respectively.

Commitments and contingencies as of March 31, 2005 are as follows (in thousands of dollars):

		Less than	1-3
Partnership Obligations:	Total	1 Year	Years

Notes payable	$4,000	$4,000	$-

Commitment to purchase railcars	$1,998	$1,998	$-

(IV) RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, Financial Accounting Standards Board's (FASB's) Emerging Issues Task Force (EITF) released Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1).”  EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of an impaired loss. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Partnership has complied with the new disclosure requirements in its consolidated financial statements. The recognition and measurement requirements of EITF 03-1 were initially effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB Staff issued FASB Staff Position (FSP) EITF 03-1-1 that delayed the effective date for certain measurement and recognition guidance contained in EITF 03-1.  The FSP requires that entities continue to apply previously existing “other-than-temporary” guidance until a final consensus is reached. The General Partner does not anticipate that issuance of a final consensus will materially impact the Partnership’s financial condition or results of operations.

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

(V) OUTLOOK FOR THE FUTURE

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

The Partnership will not reinvest cash flows generated from operations after January 1, 2005 into additional equipment. The Partnership will terminate on December 31, 2013, unless terminated earlier upon sale of all equipment and by certain other events. Although the Partnership is scheduled to terminate on December 31, 2013, the General Partner is managing the Partnership with the objective of having all owned and partially owned equipment disposed of by December 31, 2006.

In April 2005, the General Partner declared a cash distribution of $0.50 per limited partnership unit to be paid on May 20, 2005 to the record holders as of that date. The total amount of the cash distribution is $2.6 million.

Factors affecting the Partnership’s operations in the remainder of 2005 and beyond include:

(1) Demand for marine containers is closely tied to worldwide economic conditions. Utilization of the Partnership's marine containers is expected to be in the 90 - 95% range in 2005 with lease rates increasing slightly.

Approximately 5,900, or 42% of the Partnership's marine containers, are currently on a fixed lease that will convert to a utilization based lease over the last three quarters of 2005. As the market for marine containers is softer than the period during which they were placed on the fixed rate lease and the marine containers are several years older, lease revenues on these marine containers is expected to decrease up to 20% when the fixed rate lease expires;

(2) Economic recovery in the railcar segment continues to be strong. Overall railcar loadings are forecast to grow approximately 6% in 2005. Railcar manufacturers now have full production schedules until the first quarter of 2006 for tank railcars similar to the tank railcars that the Partnership owns and the tank railcars in PLM Rail Partners, LLC (Rail Partners) in which the Partnership has an equity interest.

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

The General Partner believes that the market for the Partnership's railcars and those in Rail Partners will remain strong for several years. The General Partner has engaged an investment banking firm to explore strategic alternatives with respect to its railcar operations which could include the sale of the Partnership owned and partially owned railcars;

(3) Market demand for new and used aircraft has been severely impacted by the poor financial condition of the airline industry.

The General Partner believes that the commercial aviation industry is recovering from several years of reduced travel; however, the General Partner views the recovery with caution as major increases in the cost of fuel has added another factor to further weakening yields. The General Partner believes that stabilization of fuel prices will be critical for the recovery in the airline industry to continue.

The General Partner also believes that there is a significant oversupply of commercial aircraft available that has caused a decrease in aircraft fair market values;

(4) The Partnership's two owned marine vessels are on fixed-rate leases through the second quarter of 2005 and January 2006, respectively. Over the last several months, lease rates earned on similar marine vessels have increased significantly. The General Partner has negotiated a new lease on the marine vessel which had a fixed-rate lease expiring during the second quarter 2005 at current market rates which will result in an increase in quarterly revenues of approximately $1.0 million;

(5) The management fee rate paid by the Partnership will be reduced by 25% for the period from January 1, 2005 through June 30, 2006;

(6) The Partnership is expected to continue to have increased general and administrative costs as the General Partner liquidates other investments programs that currently share certain general and administrative expenses;

(7) While the Partnership is scheduled to terminate on December 31, 2013, the General Partner is managing the Partnership with the objective of having all owned and partially owned equipment disposed of by December 31, 2006; and

(8) Beginning in 2005, in order to prevent the Partnership from being considered publicly traded and to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the General Partner will limit the number of limited partnership units to be traded to 2% per year of the total outstanding units.

Several other factors may affect the Partnership's operating performance in the year 2005 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

The General Partner may elect to sell certain underperforming equipment, equipment whose continued operation may become prohibitively expensive, or has a greater strategic value to others. The General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time and cannot accurately assess the effect of such activity on future Partnership performance. The proceeds from the sold or liquidated equipment will be used to fund operations and make cash distributions to the partners.

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

PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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

PLM EQUIPMENT GROWTH & INCOME FUND VII

By:  PLM Financial Services, Inc.
General Partner

Date: May 10, 2005                 By: /s/ Richard K Brock
Richard K Brock
Chief Financial Officer