Form 10QSB
period 2005-06-30
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 2005-08-11
CIK 895234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended June 30, 2005.

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

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)

	June 30,	December 31,
	2005	2004
	(unaudited)
Assets

Equipment held for operating leases, at cost	$68,771	$66,960
Less accumulated depreciation	(51,280)	(49,421)
Net equipment	17,491	17,539

Cash and cash equivalents	8,185	4,635
Restricted cash	379	1,998
Accounts and other receivables, less allowance for doubtful
accounts of $7 in 2005 and $45 in 2004	1,712	2,358
Equity investments in affiliated entities	13,624	15,576
Other assets, net of accumulated amortization of
$277 in 2005 and $256 in 2004	461	493

Total assets	$41,852	$42,599

Liabilities and partners’ capital

Liabilities:

Accounts payable and accrued expenses	$130	$250
Due to affiliates	784	952
Reserve for repairs	1,951	1,888
Lessee deposits and prepaid revenues	679	383
Notes payable	4,000	4,000
Total liabilities	7,544	7,473

Commitments and contingencies

Partners' capital:

Limited partners (4,981,450 limited partnership units outstanding)	34,308	35,126
General Partner	--	--
Total partners' capital	34,308	35,126

Total liabilities and partners’ capital	$41,852	$42,599

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
CONDENSED STATEMENTS OF INCOME
(in thousands of dollars, except weighted-average limited partnership unit amounts)
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenues

Lease revenue	$4,498	$3,551	$8,547	$7,029
Interest and other income	71	15	107	36
Gain on disposition of equipment	51	312	85	472
Total revenues	4,620	3,878	8,739	7,537

Expenses

Depreciation and amortization	994	1,513	1,967	2,983
Operations support	1,915	1,230	2,874	2,353
Management fees to affiliate	178	204	339	399
Interest expense	80	153	158	306
General and administrative expenses
to affiliates	49	93	85	187
Other general and administrative expenses	182	237	327	487
Recovery of bad debts	(30)	(162)	(39)	(253)
Total expenses	3,368	3,268	5,711	6,462

Equity in net (loss) income of equity
investments	(851)	167	(1,224)	300

Net income	$401	$777	$1,804	$1,375

Partners’ share of net income

Limited partners	$270	$777	$1,673	$1,375
General Partner	131	-	131	-

Total	$401	$777	$1,804	$1,375

Limited partners' net income per weighted-
average limited partnership unit	$0.05	$0.16	$0.34	$0.28

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Period from December 31, 2004 to June 30, 2005
(in thousands of dollars)
(unaudited)

	Limited	General
	Partners	Partner	Total

Partners' capital as of December 31, 2004	$35,126	$-	$35,126

Net income	1,673	131	1,804

Cash distribution	(2,491)	(131)	(2,622)

Partners' capital as of June 30, 2005	$34,308	$-	$34,308

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	For the Six Months
	Ended June 30,
	2005	2004

Operating activities

Net income	$1,804	$1,375
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation and amortization	1,967	2,983
Amortization of debt placement costs	13	13
Recovery of bad debts	(39)	(253)
Gain on disposition of equipment	(85)	(472)
Equity in net loss (income) from equity investments	1,224	(300)
Distributions from equity investments	728	844
Changes in operating assets and liabilities:
Accounts and other receivables	685	99
Other assets	(39)	(23)
Accounts payable and accrued expenses	(120)	(136)
Due to affiliates	(168)	(141)
Reserve for repairs	63	179
Lessee deposits and prepaid revenues	296	7
Net cash provided by operating activities	6,329	4,175

Investing activities

Payments for purchase of equipment and capitalized repairs	(1,881)	(4,000)
Decrease in restricted cash	1,619	60
Payments of acquisition fees to affiliate	(85)	(180)
Payments of lease negotiation fees to affiliate	(19)	(40)
Payments on finance lease receivable	69	--
Proceeds from disposition of equipment	140	770
Net cash used in investing activities	(157)	(3,390)

Financing activities

Cash distribution paid to limited partners	(2,491)	--
Cash distribution paid to General Partner	(131)	--
Net cash used in financing activities	(2,622)	--

Net increase in cash and cash equivalents	3,550	785
Cash and cash equivalents at beginning of period	4,635	8,635
Cash and cash equivalents at end of period	$8,185	$9,420

Supplemental information

Interest paid	$145	$293

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

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner) all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership’s unaudited condensed balance sheets at June 30, 2005 and December 31, 2004, condensed statements of income for the three and six months ended June 30, 2005 and 2004, condensed statements of changes in partners’ capital for the period from December 31, 2004 to June 30, 2005, and the condensed statements of cash flows for the six months ended June 30, 2005 and 2004 have been made and are reflected.

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

4. Cash Distributions

Cash distributions are recorded when declared.

For the three and six months ended June 30, 2005, cash distributions declared and paid totaled $2.5 million ($0.50 per limited partnership unit) to the limited partners and $0.1 million to the General Partner. No cash distributions were paid to the limited partners or General Partner during the three and six months ended June 30, 2004.

5. Transactions with General Partner and Affiliates

The balance due to affiliates as of June 30, 2005 included $0.2 million due to FSI or its affiliates for management fees and $0.6 million due to affiliates in which the Partnership has an equity investment. The balance due to affiliates as of December 31, 2004 included $0.2 million due to FSI and its affiliates for management fees and $0.7 million due to affiliates in which the Partnership has an equity investment.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

5. Transactions with General Partner and Affiliates (continued)

During the three and six months ended June 30, 2005 and 2004, the Partnership incurred acquisition, lease negotiation, management fees and data processing and administrative expenses to FSI or its affiliates. The components of these fees and expenses incurred to FSI or its affiliates were as follows (in thousands of dollars):

	Owned Equipment		Equity Investments
For the three months ended June 30,	2005	2004	2005	2004
Acquisition fees	$85	$--	$--	$--
Lease negotiation fees	19	--	--	--
Management fees	178	204	69	26
Data processing and administrative
expenses	49	93	49	2

	Owned Equipment		Equity Investments
For the six months ended June 30,	2005	2004	2005	2004
Acquisition fees	$85	$180	$--	$--
Lease negotiation fees	19	40	--	--
Management fees	339	399	141	53
Data processing and administrative
expenses	85	187	93	5

During the six months ended June 30, 2005, the Partnership purchased $1.9 million in railcars from an unaffiliated third party and paid FSI or its affiliates $0.1 million for acquisition fees and $19,000 for lease negotiation fees. During the six months ended June 30, 2004, the Partnership purchased $4.0 million in railcars from FSI or its affiliates and paid FSI or its affiliates $0.2 million for acquisition fees and $40,000 for lease negotiation fees. The Partnership's cost for the railcars purchased from FSI was the lower of FSI's or its affiliates cost or the fair market value at the time of purchase.

6. Restricted Cash

In December 2004, the General Partner entered into an escrow agreement on behalf of the Partnership. The General Partner placed $2.0 million with the escrow agent, an unaffiliated third party, during 2004.

In the second quarter of 2005, $1.6 million in escrowed funds were released and used to purchase a portfolio of railcars and pay FSI or its affiliates the associated acquisition and lease negotiation fees. The remaining escrowed funds of $0.4 million will be released to the Partnership during the third quarter of 2005 to reimburse the Partnership for railcars purchased during the first half of 2005.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7. Equipment

The components of owned equipment were as follows (in thousands of dollars):

	June 30,	December 31,
	2005	2004
Marine containers	$38,279	$38,401
Marine vessels	22,212	22,212
Aircraft	5,483	5,483
Rail equipment	2,797	864
	68,771	66,960
Less accumulated depreciation	(51,280)	(49,421)
Net equipment	$17,491	$17,539

Equipment held for operating leases is stated at cost less depreciation and any impairments to the carrying value.

As of June 30, 2005, all owned equipment in the Partnership’s portfolio was on lease except for 16 railcars with a net book value of $1.0 million. As of December 31, 2004 all owned equipment was on lease except for six railcars with a net book value of $39,000.

During the six months ended June 30, 2005, the Partnership purchased railcars for $2.0 million including acquisition fees of $0.1 million. During the six months ended June 30, 2004, the Partnership purchased railcars for $4.2 million including acquisition fees of $0.2 million.

During the three and six months ended June 30, 2005, the Partnership disposed of marine containers and a railcar with a net book value of $25,000 and $0.1 million, respectively, for proceeds of $0.1 million which resulted in a gain on disposition of $0.1 million.

During the three months ended June 30, 2004, the Partnership disposed of marine containers and railcars with a net book value of $0.2 million for proceeds of $0.5 million which resulted in a gain on disposition of $0.3 million. During the six months ended June 30, 2004, the Partnership disposed of marine containers, railcars and trailers with a net book value of $0.3 million for proceeds of $0.8 million which resulted in a gain on disposition of $0.5 million.

8. Equity Investments in Affiliated Entities

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
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8. Equity Investments in Affiliated Entities (continued)

The tables below set forth 100% of the lease revenues and interest and other income, gain on disposition of equipment, depreciation and amortization expense, interest expense, operations support and indirect expenses, and net income (loss) of the entities in which the Partnership has an interest, and the Partnership‘s proportional share of income (loss) in each entity for the three and six months ended June 30, 2005 and 2004 (in thousands of dollars):

	TWA	TWA	Boeing	PLM
For the three months ended	S/N 49183	MD-82	737-300	Worldwide
June 30, 2005	Trust1	Trust2	Trust3	Leasing4

Lease revenues and interest and other income	$308	$308	$390	$212
Less: Depreciation and amortization expense	--	314	320	--
Operations support	--	--	6	--
Indirect expenses	19	19	28	378
Net income (loss)	$289	$(25)	$36	$(166)

Partnership’s share of net income (loss)	$145	$(16)	$12	$(42)

For the three months ended	PLM Rail	PLM CAL I	PLM CAL II
June 30, 2005 (continued)	Partners LLC5	LLC6	LLC7	CFHS 8	Total

Lease revenues and interest and other income	$1,735	$984	$975	$571
Gain on disposition of equipment	124	--	--	--
Less: Depreciation and amortization expense	920	1,235	1,233	1,388
Interest expense	841	457	456	--
Operations support	554	--	--	--
Indirect expenses	342	26	27	24
Net loss	$(798)	$(734)	$(741)	$(841)

Partnership’s share of net loss	$(270)	$(188)	$(190)	$(302)	$(851)

	TWA	TWA	Boeing	PLM
For the three months ended	S/N 49183	MD-82	737-300	Worldwide
June 30, 2004	Trust1	Trust2	Trust3	Leasing4	Total

Lease revenues and interest and other income	$308	$308	$390
Less: Depreciation and amortization expense	--	314	384
Operations support	--	--	5
Indirect expenses	17	18	23
Net income (loss)	$291	$(24)	$(22)

Partnership’s share of net income (loss)	$145	$(15)	$(11)	$48	$167

1	The Partnership owns a 50% interest in the TWA S/N 49183 Trust that was formed in 1998 that owns a MD-82 stage III commercial aircraft.
2  The Partnership owns a 50% interest in the TWA MD-82 Trust that was formed in 1998 that owns a MD-82 stage III commercial aircraft.
3	The Partnership owns a 38% interest in the Boeing 737-300 Trust that was formed in 1999 that owns a Boeing stage III commercial aircraft.
4	The Partnership owns a 25% interest in PLM Worldwide Leasing Corp. that was formed in 1995 that owns aircraft related assets.
5	The Partnership owns a 34% interest in PLM Rail Partners, LLC that was formed in the third quarter of 2004 that owns various types of railcars.
6	The Partnership owns a 26% interest in the PLM CAL I LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
7	The Partnership owns a 26% interest in the PLM CAL II LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
8	The Partnership owns a 36% interest in CFHS that was formed in the fourth quarter of 2004 that owns various types of machinery and equipment.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8. Equity Investments in Affiliated Entities (continued)

	TWA	TWA	Boeing	PLM
For the six months ended	S/N 49183	MD-82	737-300	Worldwide
June 30, 2005	Trust1	Trust2	Trust3	Leasing4

Lease revenues and interest and other income	$617	$616	$780	$528
Less: Depreciation and amortization expense	--	629	640	--
Operations support	--	--	12	--
Indirect expenses	39	38	51	685
Net income (loss)	$578	$(51)	$77	$(157)

Partnership’s share of net income (loss)	$289	$(32)	$26	$(39)

For the six months ended	PLM Rail	PLM CAL I	PLM CAL II
June 30, 2005 (continued)	Partners LLC5	LLC6	LLC7	CFHS 8	Total

Lease revenues and interest and other income	$3,632	$1,951	$1,933	$1,141
Gain on disposition of equipment	368	--	--	--
Less: Depreciation and amortization expense	1,851	2,470	2,467	2,767
Interest expense	832	946	945	--
Operations support	1,017	--	--	--
Indirect expenses	545	54	54	48
Net loss	$(245)	$(1,519)	$(1,533)	$(1,674)

Partnership’s share of net loss	$(83)	$(390)	$(394)	$(601)	$(1,224)

	TWA	TWA	Boeing	PLM
For the six months ended	S/N 49183	MD-82	737-300	Worldwide
June 30, 2004	Trust1	Trust2	Trust3	Leasing4	Total

Lease revenues and interest and other income	$634	$634	$780
Less: Depreciation and amortization expense	--	629	768
Operations support	--	--	12
Indirect expenses	37	37	48
Net income (loss)	$597	$(32)	$(48)

Partnership’s share of net income (loss)	$299	$(23)	$(24)	$48	$300

As of June 30, 2005, all jointly-owned assets in the Partnership’s equity investment portfolio were on lease except for 105 railcars with a net book value of $0.4 million. As of December 31, 2004, all jointly owned assets in the Partnership’s equity investment portfolio were on lease except for 101 railcars with a net book value of $0.6 million.

1	The Partnership owns a 50% interest in the TWA S/N 49183 Trust that was formed in 1998 that owns a MD-82 stage III commercial aircraft.
2  The Partnership owns a 50% interest in the TWA MD-82 Trust that was formed in 1998 that owns a MD-82 stage III commercial aircraft.
3	The Partnership owns a 38% interest in the Boeing 737-300 Trust that was formed in 1999 that owns a Boeing stage III commercial aircraft.
4	The Partnership owns a 25% interest in PLM Worldwide Leasing Corp. that was formed in 1995 that owns aircraft related assets.
5	The Partnership owns a 34% interest in PLM Rail Partners, LLC that was formed in the third quarter of 2004 that owns various types of railcars.
6	The Partnership owns a 26% interest in the PLM CAL I LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
7	The Partnership owns a 26% interest in the PLM CAL II LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
8	The Partnership owns a 36% interest in CFHS that was formed in the fourth quarter of 2004 that owns various types of machinery and equipment.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8. Equity Investments in Affiliated Entities (continued)

During the three and six months ended June 30, 2005, PLM Railcar Partners LLC disposed of railcars with a net book value of $0.1 million and $0.2 million, respectively, for proceeds of $0.2 million and $0.6 million, respectively, which resulted in a gain on disposition of $0.1 million and $0.4 million, respectively.

During the three and six months ended June 30, 2004, there were no equipment dispositions in entities in which the Partnership had an investment interest.

9. Operating Segments

The Partnership operates in six primary operating segments: marine vessel leasing, aircraft leasing, railcar leasing, trailer leasing, machinery and other equipment leasing, and marine container leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. There were no intersegment revenues for the three and six months ended June 30, 2005 and 2004. The following tables present a summary of the operating segments (in thousands of dollars):

	Marine				Machinery	Marine
For the three months ended	Vessel	Aircraft	Railcar	Trailer	And Other	Container
June 30, 2005	Leasing	Leasing	Leasing	Leasing	Equipment	Leasing	Other[1]	Total

Revenues
Lease revenue	$2,955	$97	$31	$--	$--	$1,415	$--	$4,498
Interest income and other income	--	--	9	3	--	--	59	71
Gain on disposition of equipment	--	--	23	--	--	28	--	51
Total revenues	2,955	97	63	3	--	1,443	59	4,620

Expenses
Depreciation and amortization	310	--	36	--	--	648	--	994
Operations support	1,881	2	17	--	--	15	--	1,915
Management fees to affiliate	110	6	3	6	--	53	--	178
Interest expense	--	--	--	--	--	--	80	80
General and administrative expenses	33	1	10	--	--	--	187	231
Recovery of bad debts	--	--	(30)	--	--	--	--	(30)
Total expenses	2,334	9	36	6	--	716	267	3,368
Equity in net loss of equity
investments	--	(279)	(270)	--	(302)	--	--	(851)
Net income (loss)	$621	$(191)	$(243)	$(3)	$(302)	$727	$(208)	$401
Equipment purchases and
capitalized repairs	$--	$--	$1,881	$--	$--	$--	$--	$1,881
Acquisition fees to affiliate	$--	$--	$85	$--	$--	$--	$--	$85
Total assets as of June 30, 2005	$1,710	$5,349	$4,517	$250	$6,404	$15,249	$8,373	$41,852

	Marine				Marine
For the three months ended	Vessel	Aircraft	Railcar	Trailer	Container
June 30, 2004	Leasing	Leasing	Leasing	Leasing	Leasing	Other[2]	Total

Revenues
Lease revenue	$1,224	$97	$582	$149	$1,499	$--	$3,551
Interest income and other income	--	4	--	--	--	11	15
Gain on disposition of equipment	--	--	284	--	28	--	312
Total revenues	1,224	101	866	149	1,527	11	3,878

Expenses
Depreciation and amortization	310	--	376	51	775	1	1,513
Operations support	846	3	245	112	24	--	1,230
Management fees to affiliate	61	28	32	8	75	--	204
Interest expense	--	--	--	--	--	153	153
General and administrative expenses	28	13	70	--	--	219	330
(Recovery of) provision for bad debts	--	(172)	11	(1)	--	--	(162)
Total expenses	1,245	(128)	734	170	874	373	3,268
Equity in net income of equity
investments	--	167	--	--	--	--	167
Net (loss) income	$(21)	$396	$132	$(21)	$653	$(362)	$777

1
Includes certain assets not identifiable to a specific segment such as cash and certain other assets. Also includes certain interest income and costs not identifiable to a particular segment, such as interest expense, and certain general and administrative expenses.

2	Includes certain interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, and certain general and administrative expenses.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

9. Operating Segments (continued)

	Marine				Machinery	Marine
For the six months ended	Vessel	Aircraft	Railcar	Trailer	And Other	Container
June 30, 2005	Leasing	Leasing	Leasing	Leasing	Equipment	Leasing	Other[1]	Total

Revenues
Lease revenue	$5,319	$194	$74	$--	$--	$2,960	$--	$8,547
Interest income and other income	--	3	16	7	--	--	81	107
Gain on disposition of equipment	--	--	23	--	--	62	--	85
Total revenues	5,319	197	113	7	--	3,022	81	8,739

Expenses
Depreciation and amortization	620	--	49	--	--	1,298	--	1,967
Operations support	2,807	4	33	--	--	30	--	2,874
Management fees to affiliate	199	11	6	12	--	111	--	339
Interest expense	--	--	--	--	--	--	158	158
General and administrative expenses	59	5	20	--	--	--	328	412
Recovery of bad debts	--	--	(39)	--	--	--	--	(39)
Total expenses	3,685	20	69	12	--	1,439	486	5,711
Equity in net loss of equity
investments	--	(540)	(83)	--	(601)	--	--	(1,224)
Net income (loss)	$1,634	$(363)	$(39)	$(5)	$(601)	$1,583	$(405)	$1,804
Equipment purchases and
capitalized repairs	$--	$--	$1,881	$--	$--	$--	$--	$1,881
Acquisition fees to affiliate	$--	$--	$85	$--	$--	$--	$--	$85

	Marine				Marine
For the six months ended	Vessel	Aircraft	Railcar	Trailer	Container
June 30, 2004	Leasing	Leasing	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$2,454	$194	$1,102	$295	$2,984	$--	$7,029
Interest income and other income	--	11	--	--	--	25	36
Gain on disposition of equipment	--	--	414	8	50	--	472
Total revenues	2,454	205	1,516	303	3,034	25	7,537

Expenses
Depreciation and amortization	620	--	705	103	1,553	2	2,983
Operations support	1,753	6	347	204	43	--	2,353
Management fees to affiliate	123	36	76	15	149	--	399
Interest expense	--	--	--	--	--	306	306
General and administrative expenses	58	14	139	19	--	444	674
(Recovery of) provision for bad debts	--	(286)	35	(2)	--	--	(253)
Total expenses	2,554	(230)	1,302	339	1,745	752	6,462
Equity in net income of equity
investments	--	300	--	--	--	--	300
Net (loss) income	$(100)	$735	$214	$(36)	$1,289	$(727)	$1,375
Equipment purchases and
capitalized repairs	$--	$--	$4,000	$--	$--	$--	$4,000
Acquisition fees to affiliate	$--	$--	$180	$--	$--	$--	$180

10. Net Income Per Weighted-Average Limited Partnership Unit

Net income per weighted-average limited partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three and six months ended June 30, 2005 and 2004 was 4,981,450.

1	Includes certain interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, and certain general and administrative expenses.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

11. Accounts and Other Receivables

Accounts and other receivables represent balances due from current or former lessees for unpaid balances incurred from leasing Partnership owned equipment and uncollected receivables from insurance claims. The components of accounts and other receivables were as follows (in thousands of dollars):

	June 30,	December 31,
	2005	2004

Trade accounts receivable	$1,532	$1,579
Insurance receivables	187	576
Other receivable	--	248
Allowance for doubtful accounts	(7)	(45)
	$1,712	$2,358

Insurance receivables of $0.2 million and $0.6 million at June 30, 2005 and December 31, 2004, respectively, is the result of two insurance claims submitted by the Partnership for an owned marine vessel. As of June 30, 2005, $0.1 million of the insurance receivable relates to a crack in the bottom hull of a marine vessel and the remaining balance of $0.1 million relates to lost revenues and damage resulting from a collision with another vessel. During the six months ended June 30, 2005, the Partnership received $0.3 million from the insurance carriers and the Partnership reduced the insurance receivable by $0.1 million to reflect the current collectabilty of the remaining outstanding receivable. The balance of the insurance receivable is expected to be paid within the next six months.

At December 31, 2004, the balance in other receivable was due from a former aircraft lessee for past due lease payments and in settlement for returning an aircraft in a condition not in accordance with the lease agreement. The other receivable was paid in full during 2005.

12. Other Assets

The components of the other assets, net, were as follows (in thousands of dollars):

	June 30,	December 31,
	2005	2004
Finance lease receivable	$213	$282
Prepaid expenses	176	137
Lease negotiation fees to affiliate, net	56	45
Debt placement fees, net	11	24
Other assets	5	5
	$461	$493

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

13. Debt

The Partnership is a participant in a $10.0 million warehouse facility. The warehouse facility is scheduled to expire on May 1, 2006 with all advances due no later than May 1, 2006. As of June 30, 2005 and December 31, 2004, the Partnership had no borrowings outstanding under this facility.

14. Concentrations of Credit Risk

For the six months ended June 30, 2005 and 2004, the Partnership’s customers that accounted for 10% or more of the total revenues for the owned equipment and jointly owned equipment were Alcoa Steamships Company, Inc. (42% in 2005 and 29% in 2004), Capital Leasing (14% in 2005 and 21% in 2004) and Cronos Group (10% in 2005 and 15% in 2004).

As of June 30, 2005 and December 31, 2004, the Partnership’s customers and an insurance underwriter that accounted for 10% or more of the total accounts receivable for the owned equipment and jointly owned equipment were Capital Leasing (21% in 2005 and 24% in 2004), Cronos Group (24% in 2005 and 23% in 2004), CFHS Leasing (20% in 2005), and Cambiaso Risso, an insurance underwriter, (20% in 2004).

As of June 30, 2005 and December 31, 2004, the General Partner believed the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

15. Recent Accounting Pronouncements

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

16. Subsequent Event

On August 4, 2005, the Partnership and several affiliated entities (collectively, the  Sellers), including PLM Rail Partners (Rail Partners), an entity in which the Partnership has a 34% ownership interest, entered into an Asset Purchase Agreement (the Purchase Agreement). Pursuant to the Purchase Agreement, the purchaser will acquire the railcar business of the Sellers, which includes railcars owned and leased by the Sellers as well as management contracts pursuant to which the Sellers manage the railcars of third parties. The aggregate purchase price that the purchaser will pay for the railcar business of the Sellers

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

16. Subsequent Event

will be $119.8 million, adjusted to reflect the actual number of railcars and management contracts delivered to the purchaser at the closing.  The portion of the aggregate purchase price to be received by the Partnership and Rail Partners will be based on the appraised value of the railcars delivered by the Partnership and Rail Partners, as determined by an independent third party appraiser.  The General Partner expects the closing of the transactions contemplated by the Purchase Agreement to occur within thirty (30) days. The closing is subject to numerous conditions and there can be no assurance that the closing will occur in that time frame, if at all. If the sale is completed, lease revenues and cash flows will decrease significantly.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I) RESULTS OF OPERATIONS

Comparison of the PLM Equipment Growth & Income Fund VII’s (the Partnership’s) Operating Results for the Three Months Ended June 30, 2005 and 2004

(A) Owned Equipment Operations

Lease revenues less operations support on owned equipment increased during the three months ended June 30, 2005 compared to the same period of 2004. Gains from the disposition of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, general and administrative expenses, and recovery of bad debts relating to the operating segments (see Note 9 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less operations support by segment (in thousands of dollars):

	For the Three Months Ended June 30,
	2005	2004
Marine containers	$1,400	$1,475
Marine vessels	1,074	378
Aircraft	95	94
Railcars	14	337
Trailers	--	37

Marine containers: Lease revenues and operations support for marine containers were $1.4 million and $15,000 respectively, for the three months ended June 30, 2005, compared to $1.5 million and $24,000, respectively, during the same period of 2004. The decrease in lease revenues of $0.1 million during the three months ended June 30, 2005 compared to the same period of 2004 was due to lower lease rates earned on the Partnership's marine containers due to the conversion of a portion of the Partnership's marine containers from a fixed term lease to one based on utilization. Additional marine containers owned by the Partnership will be converting from a fixed term lease to one based on utilization over the next six months. This is expected to cause lease revenues to decline further.

Marine vessels: Marine vessel lease revenues and operations support were $3.0 million and $1.9 million, respectively, for the three months ended June 30, 2005, compared to $1.2 million and $0.8 million, respectively, during the same period of 2004. Lease revenues increased $1.7 million during the three months ended June 30, 2005 compared to the same period of 2004 due to both of the Partnership's marine vessels renewing their lease at a higher lease rate. Operations support increased $1.0 million due to an increase of $0.7 million in dry dock costs and an increase of $0.2 million due to higher repairs and maintenance.

Railcars: Railcar lease revenues and operations support were $31,000 and $17,000, respectively, for the three months ended June 30, 2005, compared to $0.6 million and $0.2 million, respectively, during the same period of 2004. Railcar lease revenues decreased $0.6 million and operations support decreased $0.2 million due to the transfer of most of the Partnership's owned railcar portfolio into an equity investment during the third quarter of 2004.

Trailers: Trailer lease revenues and operations support were $-0- and $-0-, respectively, for the three months ended June 30, 2005, compared to $0.1 million and $0.1 million, respectively, during the same period of 2004. Trailer lease revenues and operations support decreased due to all of the Partnership's trailers being placed on a direct finance lease in 2004.

(B) Indirect expenses Related to Owned Equipment Operations

Total indirect expenses of $1.5 million for the three months ended June 30, 2005 decreased from $2.0 million for the same period in 2004. Significant variances are explained as follows:

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

(ii) General and administrative expenses decreased $0.1 million during the second quarter of 2005 compared to the same period 2004 due to lower administrative costs due to the transfer of most of the Partnership's owned railcar portfolio into an equity investment during the third quarter of 2004;

(iii) A $0.1 million decrease in interest expense resulted from lower average borrowings outstanding in the three months ended June 30, 2005 compared to the same period of 2004. Interest expense is expected to decline further as the Partnership's debt is scheduled to be repaid in full in December 2005; and

(iv) A $0.1 million decrease in the recovery of bad debts during the three months ended June 30, 2005 was primarily due to lower collections of receivables that had been previously reserved for as a bad debt compared to the same period of 2004.

(C) Gain on Disposition of Owned Equipment

The gain on disposition of owned equipment for the three months ended June 30, 2005 totaled $0.1 million, and resulted from the disposal of marine containers and a railcar with a net book value of $25,000 for proceeds of $0.1 million. Gain on disposition of owned equipment for the three months ended June 30, 2004 totaled $0.3 million, and resulted from the sale of marine containers and railcars with a net book value of $0.2 million for proceeds of $0.5 million.

(D) Equity in Net (Loss) Income of Equity investments

Equity in net (loss) income of equity investments represents the Partnership's share of the net loss or income generated from the operation of jointly owned assets accounted for under the equity method of accounting. The following table presents equity in net (loss) income by equipment type (in thousands of dollars):

	For the Three Months Ended June 30,
	2005	2004
Railcars	$(270)	$--
Aircraft	(279)	167
Machinery and other equipment	(302)	--
Equity in net (loss) income of equity investments	$(851)	$167

The following equity investment discussion by equipment type is based on the Partnership's proportional share of revenues, gain on the disposition of equipment, depreciation and amortization expenses, operations support, interest expenses, administrative expenses, and provision for bad debts in the equity investments:

Railcars: As of June 30, 2005, the Partnership owned an interest in an entity that owned railcars. These railcars were transferred into this entity on July 1, 2004 from the Partnership's owned equipment portfolio. During the three months ended June 30, 2005, lease revenues of $0.6 million and the gain on the disposition of railcars of $42,000 were offset by depreciation and amortization expense, operations support, interest expense and administrative expenses of $0.9 million. The Partnership did not have any equity investments that owned railcars in the same period of 2004.

Aircraft: As of June 30, 2005, the Partnership owned an interest in three trusts that each own a Boeing 737-300 commercial aircraft, an interest in two entities that were formed in the third quarter of 2004 each owning two Boeing 737-500 commercial aircraft, and an interest in an entity owning other aircraft related assets. As of June 30, 2004, the Partnership owned interests in three trusts that each own a Boeing 737-300 commercial aircraft and an interest in an entity owning other aircraft related assets. During the three months ended June 30, 2005, lease revenues of $1.0 million were offset by depreciation and amortization expense, operations support, interest expense and administrative expenses of $1.3 million. During the same period of 2004, lease revenues of $0.5 million were partially offset by depreciation expense, operations support, and administrative expenses of $0.3 million.

Aircraft revenues increased $0.5 million due to the Partnership's investment into two entities during the third quarter of 2004 that each own two Boeing 737-500 commercial aircraft.

Depreciation and amortization expense, operations support, interest expense and administrative expenses increased $1.0 million during the three months ended June 30, 2005 resulting from an increase in depreciation and amortization expense of $0.6 million, an increase in administrative expenses of $0.1 million caused by the Partnership's investment during the third quarter of 2004 into two entities each owning two Boeing 737-500 commercial aircraft and an increase of $0.2 million in interest expense from the non-recourse debt financing of two Boeing 737-500 commercial aircraft in each of the entities the Partnership invested in during the third quarter of 2004. Equity investments during the same period of 2004 did not have any debt or interest expense.

Machinery and other equipment: As of June 30, 2005, the Partnership owned an interest in an entity that owned machinery and other equipment that was formed in the fourth quarter of 2004. During the three months ended June 30, 2005, lease revenues of $0.2 million were offset by depreciation and amortization expense, operations support, and administrative expenses of $0.5 million. The Partnership did not have any equity investments that owned machinery and other equipment in the same period of 2004.

(E) Net Income

As a result of the foregoing, the Partnership had net income of $0.4 million for the three months ended June 30, 2005, compared to net income of $0.8 million during the same period of 2004. The Partnership's ability to operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the three months ended June 30, 2005 is not necessarily indicative of future periods.

Comparison of the Partnership’s Operating Results for the Six Months Ended June 30, 2005 and 2004

(A) Owned Equipment Operations

Lease revenues less operations support on owned equipment increased during the six months ended June 30, 2005, compared to the same period of 2004. The following table presents lease revenues less operating support by segment (in thousands of dollars):

	For the Six Months Ended June 30,
	2005	2004
Marine containers	$2,930	$2,941
Marine vessels	2,512	701
Aircraft	190	188
Railcars	41	755
Trailers	--	91

Marine containers: Lease revenues and operations support for marine containers were $3.0 million and $30,000 respectively, for the six months ended June 30, 2005, compared to $3.0 million and $43,000, respectively, during the same period of 2004. Certain of the marine containers owned by the Partnership will be converting from a fixed term lease to one based on utilization over the next six months. This is expected to cause lease revenues to decline.

Marine vessels: Marine vessel lease revenues and operations support were $5.3 million and $2.8 million, respectively, for the six months ended June 30, 2005, compared to $2.5 million and $1.8 million, respectively, during the same period of 2004. Lease revenues increased $2.9 million during the six months ended June 30, 2005 compared to the same period of 2004 due to both of the Partnership's marine vessels renewing their lease at a higher lease rate. Operations support increased $0.8 million due to higher expected dry dock costs and increased $0.2 million due to higher repairs and maintenance.

Railcars: Railcar lease revenues and operations support were $0.1 million and $33,000, respectively, for the six months ended June 30, 2005, compared to $1.1 million and $0.3 million, respectively, during the same period of 2004. Railcar lease revenues decreased $1.0 million and operations support decreased $0.3 million due to the transfer of most of the Partnership's owned railcar portfolio into an equity investment during the third quarter of 2004.

Trailers: Trailer lease revenues and operations support were $-0- and $-0-, respectively, for the six months ended June 30, 2005, compared to $0.3 million and $0.2 million, respectively, during the same period of 2004. Trailer lease revenues and operations support decreased due to all of the Partnership's trailers being placed on a direct finance lease in 2004.

(B) Indirect expenses Related to Owned Equipment Operations

Total indirect expenses of $2.8 million for the six months ended June 30, 2005 decreased from $4.1 million for the same period in 2004. Significant variances are explained as follows:

(i) A $1.0 million decrease in depreciation and amortization expenses from 2004 levels reflecting the decrease of $0.7 million caused by the transfer of most of the Partnership's owned railcar portfolio into an equity investment in the third quarter of 2004, a decrease of $0.3 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a decrease of $0.1 million caused by the Partnership's trailer portfolio being placed in a direct finance lease in 2004;

(ii) General and administrative expenses decreased $0.3 million during the first six months of 2005 compared to the same period 2004. A decrease of $0.1 million was due to lower administrative costs due to the transfer of most of the Partnership's owned railcar portfolio into an equity investment during the third quarter of 2004 and a decrease of $0.1 million resulted from lower costs being charged to the Partnership for certain professional services associated with the search for potential equipment acquisitions;

(iii) A $0.1 million decrease in interest expense resulted from lower average borrowings outstanding in the six months ended June 30, 2005 compared to the same period of 2004. Interest expense is expected to decline further as the Partnership's debt is scheduled to be repaid in full in December 2005; and

(iv) A $0.2 million decrease in the recovery of bad debts during the six months ended June 30, 2005 was due to lower collections of receivables that had been previously reserved for as a bad debt compared to the same period of 2004.

(C) Gain on Disposition of Owned Equipment

The gain on disposition of owned equipment for the six months ended June 30, 2005 totaled $0.1 million, and resulted from the disposal of marine containers and a railcar with a net book value of $0.1 million for proceeds of $0.1 million. Gain on disposition of owned equipment for the six months ended June 30, 2004 totaled $0.5 million, and resulted from the sale of marine containers, railcars and trailers with a net book value of $0.3 million for proceeds of $0.8 million.

(D) Equity in Net (Loss) Income of Equity investments

Equity in net (loss) income of equity investments represents the Partnership's share of the net loss or income generated from the operation of jointly owned assets accounted for under the equity method of accounting. The following table presents equity in net (loss) income by equipment type (in thousands of dollars):

	For the Six Months Ended June 30,
	2005	2004
Railcars	$(83)	$--
Aircraft	(540)	300
Machinery and other equipment	(601)	--
Equity in net (loss) income of equity investments	$(1,224)	$300

The following equity investment discussion by equipment type is based on the Partnership's proportional share of revenues, gain on the disposition of equipment, depreciation and amortization expenses, operations support, interest expenses, administrative expenses, and provision for bad debts in the equity investments:

Railcars: As of June 30, 2005, the Partnership owned an interest in an entity that owned railcars. These railcars were transferred into this entity on July 1, 2004 from the Partnership's owned equipment portfolio. During the six months ended June 30, 2005, lease revenues of $1.2 million and the gain on the disposition of equipment of $0.1 million were offset by depreciation and amortization expense, operations support, interest expense and administrative expenses of $1.4 million. The Partnership did not have any equity investments that owned railcars in the same period of 2004.

Aircraft: As of June 30, 2005, the Partnership owned an interest in three trusts that each own a commercial aircraft, an interest in two entities that were formed in the third quarter of 2004 each owning two Boeing 737-500 commercial aircraft, and an interest in an entity owning other aircraft related assets. As of June 30, 2004, the Partnership owned interests in three trusts that each own a commercial aircraft and an interest in an entity owning other aircraft related assets. During the six months ended June 30, 2005, lease revenues of $2.0 million were offset by depreciation and amortization expense, operations support, interest expense and administrative expenses of $2.6 million. During the same period of 2004, lease revenues of $0.9 million were partially offset by depreciation expense, operations support, and administrative expenses of $0.7 million.

Aircraft revenues increased $1.0 million due to the Partnership's investment into two entities during the third quarter of 2004 that each own two Boeing 737-500 commercial aircraft.

Depreciation and amortization expense, operations support, interest expense and administrative expenses increased $1.9 million during the six months ended June 30, 2005 resulting from an increase in depreciation and amortization expense of $1.2 million, an increase in administrative expenses of $0.1 million caused by the Partnership's investment during the third quarter of 2004 into two entities each owning two Boeing 737-500 commercial aircraft and an increase of $0.5 million in interest expense from the non-recourse debt financing of two Boeing 737-500 commercial aircraft in each of the entities the Partnership invested in during the third quarter of 2004. Equity investments during the same period of 2004 did not have any debt or interest expense.

Machinery and other equipment: As of June 30, 2005, the Partnership owned an interest in an entity that owned machinery and other equipment that was formed in the fourth quarter of 2004. During the six months ended June 30, 2005, lease revenues of $0.4 million were offset by depreciation and amortization expense, operations support, and administrative expenses of $1.0 million. The Partnership did not have any equity investments that owned machinery and other equipment in the same period of 2004.

(E) Net Income

As a result of the foregoing, the Partnership had net income of $1.8 million for the six months ended June 30, 2005, compared to net income of $1.4 million during the same period of 2004. The Partnership's ability to operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the six months ended June 30, 2005 is not necessarily indicative of future periods.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

At June 30, 2005, the Partnership had unrestricted cash of $8.2 million.

For the six months ended June 30, 2005, the Partnership generated cash from operations of $6.3 million to meet its operating obligations, pay debt and interest, maintain working capital reserves and make cash distributions of $2.5 million ($0.50 per limited partnership unit) to the limited partners and $0.1 million to PLM Financial Services, Inc. (FSI or the General Partner).

During the six months ended June 30, 2005, the Partnership purchased railcars for $1.9 million and paid FSI or its affiliates $0.1 million for acquisition fees and $19,000 for lease negotiation fees. During the six months ended June 30, 2005, the Partnership disposed of owned equipment and received aggregate proceeds of $0.1 million. The Partnership's share of disposal proceeds from railcars owned by the entity in which the Partnership has an investment during the six months ended June 30, 2005 was $0.2 million. The proceeds from these railcar disposals will be used to pay down outstanding debt in 2005.

Restricted cash decreased $1.6 million resulting from cash being released from the escrow account to fund the purchase of railcars.
.

Accounts and other receivable decreased $0.6 million in the six months ended June 30, 2005 caused by the collection of $0.3 million from an insurance claim and the collection of $0.2 million in other receivables.

Equity investments in affiliated entities decreased $2.0 million during the six months ended June 30, 2005 due to cash distributions of $0.7 million from the equity investments to the Partnership and by the loss of $1.2 million that was recorded by the Partnership for its interests in the equity investments.

Accounts payable decreased $0.1 million during the six months ended June 30, 2005 due to the timing of cash payments to vendors.

Due to affiliates decreased $0.2 million during the six months ended June 30, 2005 due to the payment of engine reserves due to an equity investment. The equity investment used these funds to repair the engines on an aircraft.

Reserve for repairs increased $0.1 million during the six months ended June 30, 2005 due to an increase in the dry dock accruals for the Partnership's marine vessels.

Lessee deposits and prepaid revenues increased $0.3 million during 2005. An increase of $0.4 million was due to a lessee prepaying rent due in the third quarter of 2005 during the second quarter of 2005 being partially offset by a decrease of $0.1 million due to the security deposit from an aircraft lessee being offset against other receivables.

The Partnership is scheduled to make its annual debt payment of $4.0 million to the lenders of the notes payable on December 31, 2005. The Partnership currently has sufficient cash to make this debt payment.

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

As of August 10, 2005, there were no other outstanding borrowings on this facility by the Partnership. Other borrowers had loans outstanding totaling $9.2 million.

Commitments and contingencies as of June 30, 2005 are as follows (in thousands of dollars):

		Less than	1-3
Partnership Obligations:	Total	1 Year	Years

Notes payable	$4,000	$4,000	$--

(III) RECENT ACCOUNTING PRONOUNCEMENTS

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

(IV) OUTLOOK FOR THE FUTURE

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

The Partnership may not reinvest cash flows generated from operations after January 1, 2005 into additional equipment. The Partnership will terminate on December 31, 2013, unless terminated earlier upon sale of all equipment and by certain other events. Although the Partnership is scheduled to terminate on December 31, 2013, the General Partner is managing the Partnership with the objective of having all owned and partially owned equipment disposed of by December 31, 2006.

Factors affecting the Partnership’s operations in the remainder of 2005 and beyond include:

(1) Demand for marine containers is closely tied to worldwide economic conditions. Utilization of the Partnership's marine containers is expected to be in the 90 - 95% range in 2005. Marine container manufacturers have recently seen an increase in their inventory of marine containers. This increase may result in a decrease in utilization and lease rates earned on the Partnership's marine containers.

Approximately 5,900, or 42% of the Partnership's marine containers, are currently on a fixed lease that will convert to a utilization based lease between June 30, 2005 and December 31, 2005. As the market for marine containers is softer than the period during which they were placed on the fixed rate lease and the marine containers are several years older, lease revenues on these marine containers is expected to decrease up to 20% when the fixed rate lease expires;

(2) While freight growth for railcars has showed some signs of slowing in the last quarter, utilization remains high, above 90%. Overall railcar loadings are now forecast to grow approximately 4% in 2005, down slightly from the previous forecast but still strong. Railcar manufacturers have full production schedules until the mid-2006 for tank railcars similar to the tank railcars that the Partnership owns and the tank railcars in PLM Rail Partners, LLC (Rail Partners) in which the Partnership has an equity interest.

The Partnership's railcar fleet is largely used by a broadly defined chemical sector. Chemical and petroleum railcar loadings are projected to grow at a higher rate in the second half of 2005 as chemical business is in an upturn. Chemical carloadings may exceed a 3% growth in 2005 but are projected to grow at a slower rate in 2006. At present, the Partnership's tank railcar fleet is highly utilized and appears to be in a position to remain so for the foreseeable future.

Offsetting the generally favorable outlook is the continuation of high steel prices with the resulting increases in the price of new tank railcars and related lease rates. While this improves returns for railcar lessors in the short run, reduced railcar availability and higher lease costs along with railroad operating inefficiencies may cause the chemical industry growth to slow and perhaps cause chemical producers to shift to other forms of transportation. Also, there are a number of potential new railroad operating requirements and regulations which, if adopted, could increase the cost of railcar ownership.

In August 2005, the Partnership and Rail Partners agreed to sell their railcars. The General Partner expects this transaction to close within 30 days. If the sale is completed, lease revenues and cash flows from operations are expected to decrease significantly;

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

The Partnership owns an interest in a trust that owns a Boeing 737-300 Stage III commercial aircraft that is on lease to a South American carrier through April 2008. During the second quarter of 2005, the lessee of this aircraft notified the General Partner that it was having financial difficulties and that it would be unable to stay current with its lease payments. The trust has agreed to defer a portion of the rent payments due through August 2005. The deferred lease payments are scheduled to be repaid in full by February 2006. As of August 10, 2005, the trust has a security deposit from this lessee that approximates the unpaid outstanding lease receivable. If the financial condition of the airline does not improve, it is possible that in the future there will be additional collections problems related to this lease.

The Partnership has another Boeing 737 on lease to another South American carrier. The lessee of this aircraft is expected to exercise its option to purchase this aircraft during the second half of 2005. This will cause a decrease in quarterly lease revenues of approximately $0.1 million;

(4) The Partnership's two owned marine vessels are on fixed-rate leases through the January 2006 and December 2006, respectively. One of these marine vessels is scheduled to undergo major maintenance starting September 2005. The General Partner expects that this marine vessel will be off-lease for approximately 30 days while in dry dock;

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

(8) The timing and amount of future cash distributions to the limited partners and the General Partner will be based on the cash position of the Partnership and operational requirements. The General Partner does not expect to make a cash distribution until at least the fourth quarter of 2005; and

(9) Beginning in 2005, in order to prevent the Partnership from being considered publicly traded and to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the General Partner is limiting the number of limited partnership units to be traded to 2% per year of the total outstanding units.

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

Cash flow and disposition proceeds generated from operations after January 1, 2005 cannot be used to purchase additional equipment. The Partnership will terminate on December 31, 2013, unless terminated earlier upon sale of all equipment or by certain other events.

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

(V) FORWARD-LOOKING INFORMATION

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

PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	Fifth Amendment to Amended and Restated Warehouse Credit Agreement dated July 26, 2005.

31.1	Certificate of President of the General Partner pursuant to Section 302 of Sarbanes - Oxley Act.

31.2	Certificate of Chief Financial Officer of the General Partner pursuant to Section 302 of Sarbanes - Oxley Act.

32.1	Certificate of President of the General Partner pursuant to Section 906 of Sarbanes - Oxley Act.

32.2	Certificate of Chief Financial Officer of the General Partner pursuant to Section 906 of Sarbanes - Oxley Act.

(b) Reports on Form 8-K

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLM EQUIPMENT GROWTH & INCOME FUND VII

By:  PLM Financial Services, Inc.
General Partner

Date: August 10, 2005             By: /s/ Richard K Brock
Richard K Brock
Chief Financial Officer