Form 10QSB
period 2005-09-30
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 2005-11-14
CIK 895234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended September 30, 2005.

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

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)

	September 30,	December 31,
Assets	2005	2004

Equipment held for operating leases, at cost	$65,794	$66,096
Less accumulated depreciation	(51,458)	(48,770)
Net equipment	14,336	17,326

Cash and cash equivalents	19,501	4,635
Accounts and other receivables	2,021	2,303
Equity investments in affiliated entities	10,805	13,552
Other assets, net of accumulated amortization of
$18 in 2005 and $231 in 2004	338	401
Assets held for sale	7	4,382

Total assets	$47,008	$42,599

Liabilities and partners’ capital

Liabilities

Accounts payable and accrued expenses	$195	$210
Due to affiliates	814	924
Notes payable	4,000	4,000
Reserve for repairs	2,079	1,888
Lessee deposits and prepaid revenues	540	383
Liabilities held for sale	100	68
Total liabilities	7,728	7,473

Commitments and contingencies

Partners' capital

Limited partners (4,981,450 limited partnership units outstanding)	39,280	35,126
General Partner	--	--
Total partners' capital	39,280	35,126

Total liabilities and partners' capital	$47,008	$42,599

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands of dollars, except weighted-average limited partnership unit amounts)
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenues
Lease revenue	$4,871	$2,886	$13,344	$8,813
Interest and other income	119	137	210	173
Gain on disposition of equipment	67	29	129	87
Total revenues	5,057	3,052	13,683	9,073

Expenses
Depreciation and amortization	956	1,136	2,874	3,414
Operations support	1,011	1,361	3,852	3,367
Management fees to affiliate	189	157	522	480
Interest expense	87	157	245	463
General and administrative expenses
to affiliates	43	129	116	227
Other general and administrative expenses	163	154	482	591
Recovery of bad debts	--	(270)	--	(558)
Total expenses	2,449	2,824	8,091	7,984

Equity in net (loss) income of equity investments	(493)	(261)	(1,634)	39

Income (loss) from continuing operations	2,115	(33)	3,958	1,128
(Loss) income from operation of discontinued
operations	(115)	(30)	(154)	184
Gain on disposition of discontinued operations	2,972	--	2,972	--

Net income (loss)	$4,972	$(63)	$6,776	$1,312

Partners’ share of net income (loss)

Limited partners	$4,972	$(63)	$6,645	$1,312
General Partner	--	--	131	--

Total	$4,972	$(63)	$6,776	$1,312

Limited partners' basic earnings (loss) per
weighted-average limited partnership unit:
Income (loss) from continuing operations	$0.42	$(0.01)	$0.76	$0.23
(Loss) income from operation of
discontinued operations	(0.02)	--	(0.03)	0.03
Gain on disposition of discontinued operations	0.60	--	0.60	--
	$1.00	$(0.01)	$1.33	$0.26

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Period from December 31, 2004 to September 30, 2005
(in thousands of dollars)
(unaudited)

	Limited	General
	Partners	Partner	Total
Partners' capital as of December 31, 2004	$35,126	$-	$35,126

Net income	6,645	131	6,776

Cash distribution	(2,491)	(131)	(2,622)

Partners' capital as of September 30, 2005	$39,280	$-	$39,280

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	For the Nine Months
	Ended September 30,
	2005	2004

Operating activities
Income from continuing operations	$3,958	$1,128
Adjustments to reconcile income from continuing operations
to net cash provided by (used in) operating activities:
Depreciation an.d amortization	2,874	3,414
Amortization of debt placement costs	24	19
Recovery of bad debts	--	(558)
Gain on disposition of equipment	(129)	(87)
Equity in net loss (income) from equity investments	1,634	(39)
Distributions from equity investments	1,113	1,260
Changes in operating assets and liabilities:
Accounts and other receivables	282	614
Other assets	(67)	190
Accounts payable and accrued expenses	(15)	(77)
Due to affiliates	(110)	(139)
Reserve for repairs	191	889
Lessee deposits and prepaid revenues	157	53
Cash provided by operating activities of continuing operations	9,912	6,667
Cash provided by operating activities of discontinued operations	1,121	120
Net cash provided by operating activities	11,033	6,787

Investing activities
Investments in equity investments	--	(14,803)
Non-operating distributions from equity investments	--	11,196
Decrease in restricted cash	--	60
Payments on finance lease receivable	104	--
Proceeds from disposition of equipment	247	157
Cash provided by (used in) investing activities of continuing
operations	351	(3,390)
Cash provided by investing activities of discontinued
operations	6,104	4,220
Net cash provided by investing activities	6,455	830

Financing activities
Cash distribution paid to limited partners	(2,491)	--
Cash distribution paid to General Partner	(131)	--
Net cash used in financing activities	(2,622)	--

Net increase in cash and cash equivalents	14,866	7,617
Cash and cash equivalents at beginning of period	4,635	8,635
Cash and cash equivalents at end of period	$19,501	$16,252

Supplemental information
Interest paid	$221	$293

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

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner) all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership’s unaudited condensed balance sheets at September 30, 2005 and December 31, 2004, condensed statements of operations for the three and nine months ended September 30, 2005 and 2004, condensed statements of changes in partners’ capital for the period from December 31, 2004 to September 30, 2005, and the condensed statements of cash flows for the nine months ended September 30, 2005 and 2004 have been made and are reflected.

During the third quarter of 2005, the Partnership and an investment entity in which the Partnership has an interest, sold all of their remaining railcars. Consequently, the results from this operation have been classified as discontinued operations and prior periods have been restated. (See Note 5 to the unaudited condensed financial statements)

2. Schedule of Partnership Phases

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

3. Reclassifications

Certain amounts previously reported have been reclassified to conform to the 2005 presentation. These reclassifications did not have any effect on net income.

4. Cash Distributions

Cash distributions are recorded when declared.

For the nine months ended September 30, 2005, cash distributions declared and paid totaled $2.5 million ($0.50 per limited partnership unit) to the limited partners and $0.1 million to the General Partner. No cash distributions were declared or paid to the limited partners or General Partner during the nine months ended September 30, 2004 or the three months ended September 30, 2005 and 2004. (See Note 16 to the unaudited condensed financial statements)

5. Discontinued Operations

In the third quarter of 2005, the Partnership and several affiliated entities (collectively, the Sellers), including PLM Rail Partners (Rail Partners), an entity in which the Partnership has a 34% ownership interest, entered into an Asset Purchase Agreement to sell the railcar business of the Sellers, which includes railcars owned and leased by the Sellers as well as management contracts pursuant to which the Sellers manage the railcars of third parties. The sale of the railcar business was completed on August 18, 2005.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

5. Discontinued Operations (continued)

The Partnership received net proceeds of $6.0 million from the disposition of its railcar assets including its interest in Rail Partners resulting in a gain on disposition of discontinued operations of $3.0 million. The amount received by the Partnership and Rail Partners was based on the appraised value of the railcars sold by the Partnership and Rail Partners to the purchaser, as determined by an independent third party appraiser or, for railcars manufactured in 2005, the greater of the appraised value or the actual cost. The proceeds received from Rail Partners by the Partnership was net of Rail Partner's repayment of its debt.

Accordingly, the Partnership's railcar leasing operations including its equity investment in Rail Partners are accounted for as discontinued operations.

Net income (loss) from discontinued operations for the three and nine months ended September 30, 2005 and 2004 are as follows (in thousands of dollars):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues
Lease revenue	$44	$11	$118	$1,113
Interest and other income	2	16	18	16
Gain on disposition of equipment	62	109	85	523
Total revenues	108	136	221	1,652

Expenses
Depreciation and amortization	65	15	114	720
Operations support	8	14	41	361
Management fees to affiliate	2	15	8	91
General and administrative expenses
to affiliates	6	15	18	104
General and administrative expenses	14	79	22	129
Recovery of bad debts	(5)	(40)	(44)	(5)
Total expenses	90	98	159	1,400
Equity in net loss of equity
investments	(133)	(68)	(216)	(68)
(Loss) income from operations of
discontinued operations	$(115)	$(30)	$(154)	$184

Gain on disposition of discontinued operations	$2,972	$--	$2,972	$--

Assets and liabilities held for sale as of September 30, 2005 and December 31, 2004 are as follows (in thousands of dollars):

	September 30,	December 31,
Assets	2005	2004
Equipment held for operating leases, net	$--	$213
Restricted cash	--	1,998
Accounts receivable, net	7	55
Equity investment in affiliated entity	--	2,024
Other assets, net	--	92
Total assets held for sale	$7	$4,382
Liabilities
Account payable and other liabilities	$4	$40
Due to affiliates	5	28
Equity investment in affiliated entity	91	--
Total liabilities held for sale	$100	$68

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

5. Discontinued Operations (continued)

Transactions with General Partner and Affiliates - Discontinued Operations

During the three and nine months ended September 30, 2005 and 2004, the Partnership's discontinued operations incurred these types of costs to FSI or its affiliates; acquisition, lease negotiation and management fees and data processing and administrative expenses. The components of these fees and expenses incurred to FSI or its affiliates were as follows (in thousands of dollars):

	Owned Equipment		Equity Investments
For the three months ended September 30,	2005	2004	2005	2004
Acquisition fees	$(63)	$--	$--	$--
Management fees	2	15	15	35
Data processing and administrative
expenses	6	15	51	32

	Owned Equipment		Equity Investments
For the nine months ended September 30,	2005	2004	2005	2004
Acquisition fees	$22	$180	$--	$--
Lease negotiation fees	19	40	--	--
Management fees	8	91	79	35
Data processing and administrative
expenses	18	104	129	32

During the nine months ended September 30, 2004, the Partnership purchased $4.0 million in railcars from FSI or its affiliates. The Partnership's cost for the railcars purchased from FSI was the lower of FSI's or its affiliates cost or the fair market value at the time of purchase. In addition, the Partnership transferred 406 owned railcars with a net book value of $9.8 million into Rail Partners. Rail Partners was owned with two affiliated partnerships that also transferred owned railcars into this entity.

6. Transactions with General Partner and Affiliates

The balance due to affiliates as of September 30, 2005 included $0.1 million due to FSI or its affiliates for management fees and $0.7 million due to affiliates in which the Partnership has an equity investment. The balance due to affiliates as of December 31, 2004 included $0.2 million due to FSI and its affiliates for management fees and $0.7 million due to affiliates in which the Partnership has an equity investment.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

5. Transactions with General Partner and Affiliates (continued)

During the three and nine months ended September 30, 2005 and 2004, the Partnership incurred acquisition, lease negotiation, debt placement, and management fees and data processing and administrative expenses to FSI or its affiliates. The components of these fees and expenses incurred to FSI or its affiliates were as follows (in thousands of dollars):

	Owned Equipment		Equity Investments
For the three months ended September 30,	2005	2004	2005	2004
Acquisition fees	$--	$--	$--	$688
Lease negotiation fees	--	--	--	153
Debt placement fees	--	--	--	136
Management fees	189	157	39	30
Data processing and administrative
expenses	43	129	8	2

	Owned Equipment		Equity Investments
For the nine months ended September 30,	2005	2004	2005	2004
Acquisition fees	$--	$--	$--	$688
Lease negotiation fees	--	--	--	153
Debt placement fees	--	--	--	136
Management fees	522	480	117	82
Data processing and administrative
expenses	116	227	23	6

During the nine months ended September 30, 2004, the Partnership, and three affiliated entities, formed two investment entities which each purchased two commercial aircraft. The Partnership's net investment in these entities was $3.6 million. (See Note 8 to the unaudited condensed financial statements)

7. Equipment

The components of owned equipment were as follows (in thousands of dollars):

	September 30,	December 31,
	2005	2004
Marine containers	$38,099	$38,401
Marine vessels	22,212	22,212
Aircraft	5,483	5,483
	65,794	66,096
Less accumulated depreciation	(51,458)	(48,770)
Net equipment	$14,336	$17,326

Equipment held for operating leases is stated at cost less depreciation and any impairments to the carrying value.

As of September 30, 2005 and December 31, 2004, all owned equipment in the Partnership’s equipment portfolio was on lease.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7. Equipment (continued)

During the three and nine months ended September 30, 2005, the Partnership disposed of marine containers with a net book value of $0.1 million and $0.1 million, respectively, for proceeds of $0.1 million and $0.2 million, respectively, which resulted in a gain on disposition of $0.1 million and $0.1 million respectively.

During the three months ended September 30, 2004, the Partnership disposed of marine containers and a trailer with a net book value of $9,000 for proceeds of $38,000 which resulted in a gain on disposition of $29,000. During the nine months ended September 30, 2004, the Partnership disposed of marine containers and trailers with a net book value of $0.1 million for proceeds of $0.2 million which resulted in a gain on disposition of $0.1 million.

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

The tables below set forth 100% of the lease revenues and interest and other income, depreciation and amortization expense, interest expense, operations support and administrative expenses, and net income (loss) of the entities in which the Partnership has an interest, and the Partnership‘s proportional share of income (loss) in each entity for the three and nine months ended September 30, 2005 and 2004 (in thousands of dollars):

	TWA	TWA	Boeing	PLM
For the three months ended	S/N 49183	MD-82	737-300	Worldwide
September 30, 2005	Trust1	Trust2	Trust3	Leasing4
Lease revenues and interest and other income	$308	$308	$392	$71
Less: Depreciation and amortization expense	--	314	319	--
Operations support	--	--	6	--
General and administrative expenses	19	19	38	(96)
Net income (loss)	$289	$(25)	$29	$167

Partnership’s share of net income (loss)	$145	$(16)	$10	$42

1	The Partnership owns a 50% interest in the TWA S/N 49183 Trust that was formed in 1998 that owns a MD-82 stage III commercial aircraft.
2	The Partnership owns a 50% interest in the TWA MD-82 Trust that was formed in 1998 that owns a MD-82 stage III commercial aircraft.
3	The Partnership owns a 38% interest in the Boeing 737-300 Trust that was formed in 1999 that owns a Boeing stage III commercial aircraft.
4	The Partnership owns a 25% interest in PLM Worldwide Leasing that was formed in 1995 that owns aircraft related assets.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8. Equity Investments in Affiliated Entities (continued)

For the three months ended	PLM CAL I	PLM CAL II
September 30, 2005 (continued)	LLC 5	LLC 6	CFHS 7	Total
Lease revenues and interest and other income	$999	$989	$571
Less: Depreciation and amortization expense	1,235	1,233	1,387
Interest expense	456	455	--
General and administrative expenses	28	28	29
Net loss	$(720)	$(727)	$(845)

Partnership’s share of net loss	$(185)	$(186)	$(303)	$(493)

	TWA	TWA	Boeing	PLM
For the three months ended	S/N 49183	MD-82	737-300	Worldwide
September 30, 2004	Trust1	Trust2	Trust3	Leasing4
Lease revenues and interest and other income	$308	$308	$391
Less: Depreciation and amortization expense	--	314	383
Operations support	--	--	5
General and administrative expenses	18	19	26
Net income (loss)	$290	$(25)	$(23)

Partnership’s share of net income (loss)	$145	$(16)	$(12)	$(11)

For the three months ended	PLM CAL I	PLM CAL II
September 30, 2004 (continued)	LLC 5	LLC 6	Total
Lease revenues and interest and other income	$380	$371
Less: Depreciation and amortization expense	865	864
Interest expense	202	202
General and administrative expenses	21	21
Net loss	$(708)	$(716)

Partnership’s share of net loss	$(183)	$(184)	$(261)

	TWA	TWA	Boeing	PLM
For the nine months ended	S/N 49183	MD-82	737-300	Worldwide
September 30, 2005	Trust1	Trust2	Trust3	Leasing4
Lease revenues and interest and other income	$925	$924	$1,172	$600
Less: Depreciation and amortization expense	--	--	958	--
Operations support	--	943	17	--
General and administrative expenses	57	57	91	590
Net income (loss)	$868	$(76)	$106	$10

Partnership’s share of net income (loss)	$434	$(48)	$36	$2

1	The Partnership owns a 50% interest in the TWA S/N 49183 Trust that was formed in 1998 that owns a MD-82 stage III commercial aircraft.
2	The Partnership owns a 50% interest in the TWA MD-82 Trust that was formed in 1998 that owns a MD-82 stage III commercial aircraft.
3	The Partnership owns a 38% interest in the Boeing 737-300 Trust that was formed in 1999 that owns a Boeing stage III commercial aircraft.
4	The Partnership owns a 25% interest in PLM Worldwide Leasing that was formed in 1995 that owns aircraft related assets.
5	The Partnership owns a 26% interest in the PLM CAL I LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
6	The Partnership owns a 26% interest in the PLM CAL II LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
7	The Partnership owns a 36% interest in CFHS that was formed in the fourth quarter of 2004 that owns various types of machinery and equipment.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8. Equity Investments in Affiliated Entities (continued)

For the nine months ended	PLM CAL I	PLM CAL II
September 30, 2005 (continued)	LLC 5	LLC 6	CFHS 7	Total
Lease revenues and interest and other income	$2,950	$2,922	$1,712
Less: Depreciation and amortization expense	3,706	3,700	4,154
Interest expense	1,402	1,401	--
General and administrative expenses	81	80	77
Net loss	$(2,239)	$(2,259)	$(2,519)

Partnership’s share of net loss	$(574)	$(580)	$(904)	$(1,634)

	TWA	TWA	Boeing	PLM
For the nine months ended	S/N 49183	MD-82	737-300	Worldwide
September 30, 2004	Trust1	Trust2	Trust3	Leasing4
Lease revenues and interest and other income	$942	$942	$1,171
Less: Depreciation and amortization expense	--	943	1,151
Operations support	--	--	17
General and administrative expenses	55	56	73
Net income (loss)	$887	$(57)	$(70)

Partnership’s share of net income (loss)	$443	$(39)	$(36)	$38

For the nine months ended	PLM CAL I	PLM CAL II
September 30, 2004 (continued)	LLC5	LLC6	Total
Lease revenues and interest and other income	$380	$371
Less: Depreciation and amortization expense	865	864
Interest expense	202	202
General and administrative expenses	21	21
Net loss	$(708)	$(716)

Partnership’s share of net (loss) income	$(183)	$(184)	$39

As of September 30, 2005 and December 31, 2004, all jointly-owned assets in the Partnership’s equity investment portfolio were on lease.

1	The Partnership owns a 50% interest in the TWA S/N 49183 Trust that was formed in 1998 that owns a MD-82 stage III commercial aircraft.
2	The Partnership owns a 50% interest in the TWA MD-82 Trust that was formed in 1998 that owns a MD-82 stage III commercial aircraft.
3	The Partnership owns a 38% interest in the Boeing 737-300 Trust that was formed in 1999 that owns a Boeing stage III commercial aircraft.
4	The Partnership owns a 25% interest in PLM Worldwide Leasing that was formed in 1995 that owns aircraft related assets.
5	The Partnership owns a 26% interest in the PLM CAL I LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
6	The Partnership owns a 26% interest in the PLM CAL II LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
7	The Partnership owns a 36% interest in CFHS that was formed in the fourth quarter of 2004 that owns various types of machinery and equipment.

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

The Partnership did not make any equity investments in the nine months ended September 30, 2005.

9. Operating Segments

The Partnership operates in five primary operating segments: marine vessel leasing, aircraft leasing, trailer leasing, machinery and other equipment leasing, and marine container leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. There were no intersegment revenues for the three and nine months ended September 30, 2005 and 2004. The following tables present a summary of the operating segments (in thousands of dollars):

	Marine			Machinery	Marine
For the three months ended	Vessel	Aircraft	Trailer	And Other	Container
September 30, 2005	Leasing	Leasing	Leasing	Equipment	Leasing	Other[1]	Total

Revenues
Lease revenue	$3,312	$202	$--	$--	$1,357	$--	$4,871
Interest and other income	--	1	3	--	--	115	119
Gain on disposition of equipment	--	--	--	--	67	--	67
Total revenues	3,312	203	3	--	1,424	115	5,057

Expenses
Depreciation and amortization	310	--	--	--	646	--	956
Operations support	993	2	1	--	15	--	1,011
Management fees to affiliate	125	8	5	--	51	--	189
Interest expense	--	--	--	--	--	87	87
General and administrative expenses	30	4	--	--	--	172	206
Total expenses	1,458	14	6	--	712	259	2,449
Equity in net loss of equity investments	--	(190)	--	(303)	--	--	(493)
Income (loss) from continuing operations	$1,854	$(1)	$(3)	$(303)	$712	$(144)	$2,115

Total assets as of September 30, 2005	$1,729	$4,724	$216	$6,101	$14,591	$19,647	$47,008

1
Includes certain assets not identifiable to a specific segment such as cash and certain other assets and assets held for sale. Also includes certain interest income and costs not identifiable to a particular segment, such as interest expense and certain general and administrative expenses.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

9. Operating Segments (continued)

	Marine			Marine
For the three months ended	Vessel	Aircraft	Trailer	Container
September 30, 2004	Leasing	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$1,108	$97	$148	$1,533	$--	$2,886
Interest and other income	--	112	--	--	25	137
Gain on disposition of equipment	--	--	--	29	--	29
Total revenues	1,108	209	148	1,562	25	3,052

Expenses
Depreciation and amortization	310	--	51	775	--	1,136
Operations support	1,222	2	116	21	--	1,361
Management fees to affiliate	55	18	7	77	--	157
Interest expense	--	--	--	--	157	157
General and administrative expenses	25	3	--	--	255	283
(Recovery of) provision for bad debts	--	(271)	1	--	--	(270)
Total expenses	1,612	(248)	175	873	412	2,824
Equity in net loss of equity investments	--	(261)	--	--	--	(261)
(Loss) income from continuing operations	$(504)	$196	$(27)	$689	$(387)	$(33)
Investments in equity investments	$--	$14,803	$--	$--	$--	$14,803

	Marine			Machinery	Marine
For the nine months ended	Vessel	Aircraft	Trailer	And Other	Container
September 30, 2005	Leasing	Leasing	Leasing	Equipment	Leasing	Other[1]	Total

Revenues
Lease revenue	$8,631	$396	$--	$--	$4,317	$--	$13,344
Interest and other income	--	4	10	--	--	196	210
Gain on disposition of equipment	--	--	--	--	129	--	129
Total revenues	8,631	400	10	--	4,446	196	13,683

Expenses
Depreciation and amortization	930	--	--	--	1,944	--	2,874
Operations support	3,800	6	1	--	45	--	3,852
Management fees to affiliate	324	19	17	--	162	--	522
Interest expense	--	--	--	--	--	245	245
General and administrative expenses	89	9	--	--	--	500	598
Total expenses	5,143	34	18	--	2,151	745	8,091
Equity in net loss of equity investments	--	(730)	--	(904)	--	--	(1,634)
Income (loss) from continuing operations	$3,488	$(364)	$(8)	$(904)	$2,295	$(549)	$3,958

1	Includes certain interest income and costs not identifiable to a particular segment, such as interest expense, and certain general and administrative expenses.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

9. Operating Segments (continued)

	Marine			Marine
For the nine months ended	Vessel	Aircraft	Trailer	Container
September 30, 2004	Leasing	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$3,562	$291	$443	$4,517	$--	$8,813
Interest and other income	--	123	--	--	50	173
Gain on disposition of equipment	--	--	8	79	--	87
Total revenues	3,562	414	451	4,596	50	9,073

Expenses
Depreciation and amortization	930	--	154	2,328	2	3,414
Operations support	2,975	8	320	64	--	3,367
Management fees to affiliate	178	54	22	226	--	480
Interest expense	--	--	--	--	463	463
General and administrative expenses	83	17	19	--	699	818
Recovery of bad debts	--	(557)	(1)	--	--	(558)
Total expenses	4,166	(478)	514	2,618	1,164	7,984
Equity in net income of equity investments	--	39	--	--	--	39
(Loss) income from continuing operations	$(604)	$931	$(63)	$1,978	$(1,114)	$1,128
Investments in equity investments	$--	$14,803	$--	$--	$--	$14,803

10. Basic Earnings (Loss) Per Weighted-Average Limited Partnership Unit

Basic earnings (loss) per weighted-average limited partnership unit was computed by dividing earnings or loss attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three and nine months ended September 30, 2005 and 2004 was 4,981,450.

All special allocations of income to the General Partner are included in the calculation of basic earnings (loss) from continuing operations.

1	Includes certain interest income and costs not identifiable to a particular segment, such as interest expense and certain amortization and general and administrative expenses.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

10. Basic Earnings (Loss) Per Weighted-Average Limited Partnership Unit (continued)

Basic earning or loss per weighted average limited partnership unit from continuing operations, operations of discontinued operations, gain on disposition of discontinued operations and any special allocations to the limited partners are based on the following (in thousands of dollars, except weighted-average limited partnership unit amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Attributable to limited partners:
Basic income (loss) from continuing operations	$2,115	$(33)	$3,958	$1,128
Special allocation of loss	--	--	(131)	--
Income (loss) from continuing operations	2,115	(33)	3,827	1,128
(Loss) income from operations of
discontinued operations	(115)	(30)	(154)	184
Gain on disposition of discontinued operations	2,972	--	2,972	--
Net income (loss)	$4,972	$(63)	$6,645	$1,312

Weighted average limited partnership units
outstanding	4,981,450	4,981,450	4,981,450	4,981,450
Basic earnings:
Income (loss) from continuing operations	$0.42	$(0.01)	$0.76	$0.23
(Loss) income from operations of
discontinued operations	(0.02)	--	(0.03)	0.03
Gain on disposition of discontinued operations	0.60	--	0.60	--
Net income (loss) per weighted average limited partnership unit	$1.00	$(0.01)	$1.33	$0.26

11. Accounts and Other Receivables

Accounts and other receivables represent balances due from current or former lessees for unpaid balances incurred from leasing Partnership owned equipment and outstanding receivables from insurance claims. The components of accounts and other receivables were as follows (in thousands of dollars):

	September 30,	December 31,
	2005	2004

Trade accounts receivables	$1,834	$1,479
Insurance receivables	187	576
Other receivables	--	248
	$2,021	$2,303

Insurance receivables of $0.2 million and $0.6 million at September 30, 2005 and December 31, 2004, respectively, is the result of two insurance claims submitted by the Partnership for an owned marine vessel. As of September 30, 2005, $0.1 million of the insurance receivable relates to a crack in the bottom hull of a marine vessel and the remaining balance of $0.1 million relates to lost revenues and damage resulting from a collision with another vessel. During the nine months ended September 30, 2005, the Partnership received $0.3 million from the insurance carriers and the Partnership reduced the insurance receivable by $0.1 million to reflect the current collectabilty of the remaining outstanding receivable. The balance of the insurance receivable is expected to be paid within the next three months.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

11. Accounts and Other Receivables (continued)

At December 31, 2004, the balance in other receivable was due from a former aircraft lessee for past due lease payments and in settlement for returning an aircraft in a condition not in accordance with the lease agreement. During 2005, $0.1 million of the other receivable was paid with the remaining balance of $0.1 million being offset against a security deposit from the lessee.

12. Other Assets

The components of the other assets were as follows (in thousands of dollars):

	September 30,	December 31,
	2005	2004
Finance lease receivable	$179	$282
Prepaid expenses and other assets	144	95
Lease negotiation fees to affiliate, net	15	--
Debt placement fees, net	--	24
	$338	$401

13. Debt

The Partnership is a participant in a $10.0 million warehouse facility. The warehouse facility is scheduled to expire on May 1, 2006 with all advances due no later than May 1, 2006. As of September 30, 2005 and December 31, 2004, the Partnership had no borrowings outstanding under this facility. (see Note 16 to the unaudited condensed financial statements)

14. Concentrations of Credit Risk

For the nine months ended September 30, 2005 and 2004, the Partnership’s customers that accounted for 10% or more of the total revenues for the owned equipment and jointly owned equipment were Alcoa Steamships Company, Inc. (50% in 2005 and 32% in 2004), Capital Leasing (15% in 2005 and 24% in 2004) and Cronos Group (11% in 2005 and 18% in 2004).

As of September 30, 2005 and December 31, 2004, the Partnership’s customers and an insurance underwriter that accounted for 10% or more of the total accounts and other receivables for the owned equipment and jointly owned equipment were Capital Leasing (21% in 2005 and 24% in 2004), Cronos Group (20% in 2005 and 23% in 2004), CFHS Leasing (24% in 2005), Manhattan Shipping (21% in 2005) and Cambiaso Risso, an insurance underwriter, (20% in 2004).

As of September 30, 2005 and December 31, 2004, the General Partner believed the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

15. Recent Accounting Pronouncement

In December 2004, Financial Accounting Standards Board issued Statement 153, "Exchanges of Non-monetary Assets" (Statement 153), an amendment of Accounting Principles Board Opinion No. 29. Statement 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance - that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. Adoption of Statement 153 did not have a significant effect on the Partnership's financial statements.

16. Subsequent Events

In October 2005, the Partnership prepaid in full the outstanding notes payable balance of $4.0 million and accrued interest of $0.1 million. The Partnership paid a penalty of $23,000 related to this prepayment and expensed the unamortized portion of debt placement fees of $7,000. The cash for the payment came from operations and equipment dispositions.

During October 2005, the General Partner declared a cash distribution of $2.31 per limited partnership unit that was paid on November 11, 2005 to the holders of record as of November 1, 2005. The total cash distributed to the limited partners and the General Partner was $11.5 million and $0.6 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the third quarter of 2005, the Partnership and an investment entity in which the Partnership has an interest, sold all of their remaining railcars. Consequently, the results from this operation have been classified as discontinued operations and prior periods have been restated. (See Note 5 to the unaudited condensed financial statements)

(I) RESULTS OF OPERATIONS

Comparison of the PLM Equipment Growth & Income Fund VII’s (the Partnership’s) Operating Results for the Three Months Ended September 30, 2005 and 2004

(A) Owned Equipment Operations

Lease revenues less operations support on owned equipment increased during the three months ended September 30, 2005 compared to the same period of 2004. Gains from the disposition of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, general and administrative expenses, and recovery of bad debts relating to the operating segments (see Note 9 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less operations support by segment (in thousands of dollars):

	For the Three Months Ended September 30,
	2005	2004
Marine vessels	$2,319	$(114)
Marine containers	1,342	1,512
Aircraft	200	95
Trailers	(1)	32

Marine vessels: Marine vessel lease revenues and operations support were $3.3 million and $1.0 million, respectively, for the three months ended September 30, 2005, compared to $1.1 million and $1.2 million, respectively, during the same period of 2004. Lease revenues increased $2.2 million during the three months ended September 30, 2005 compared to the same period of 2004 due to both of the Partnership's marine vessels earning a higher lease rate. Operations support decreased $0.2 million due to lower repairs and maintenance.

Marine containers: Lease revenues and operations support for marine containers were $1.4 million and $15,000 respectively, for the three months ended September 30, 2005, compared to $1.5 million and $21,000, respectively, during the same period of 2004. The decrease in lease revenues of $0.2 million during the three months ended September 30, 2005 compared to the same period of 2004 was due to lower lease rates earned on the Partnership's marine containers due to the conversion of a portion of the Partnership's marine containers from a fixed term lease to one based on utilization.

Aircraft: Lease revenues and operations support for aircraft were $0.2 million and $2,000 respectively, for the three months ended September 30, 2005, compared to $0.1 million and $2,000, respectively, during the same period of 2004.

Trailers: Trailer lease revenues and operations support were $-0- and $1,000, respectively, for the three months ended September 30, 2005, compared to $0.1 million and $0.1 million, respectively, during the same period of 2004. Trailer lease revenues and operations support decreased due to all of the Partnership's trailers being placed on a direct finance lease in 2004.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.4 million for the three months ended September 30, 2005 decreased from $1.5 million for the same period in 2004. Significant variances are explained as follows:

(i) A $0.2 million decrease in depreciation and amortization expenses from 2004 levels reflecting the decrease of $0.1 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and 2004 and a decrease of $0.1 million caused by the Partnership's trailer portfolio being placed on a direct finance lease in 2004;

(ii) General and administrative expenses decreased $0.1 million during the third quarter of 2005 compared to the same period 2004 due to lower professional costs associated with the search for potential equipment acquisitions;

(iii) A $0.1 million decrease in interest expense resulted from lower average borrowings outstanding in the three months ended September 30, 2005 compared to the same period of 2004; and

(iv) (Recovery of) provision for bad debts decreased $0.3 million in the three months ended September 30, 2005 compared to the same period of 2004. During the third quarter of 2004, recovery of bad debts of $0.3 million was due to the collection of a receivable primarily from one former aircraft lessee that had been previously reserved for as a bad debt. A similar event did not occur during the same period of 2005.

(C) Gain on Disposition of Owned Equipment

The gain on disposition of owned equipment for the three months ended September 30, 2005 totaled $0.1 million, and resulted from the disposal of marine containers with a net book value of $0.1 million for proceeds of $0.1 million. Gain on disposition of owned equipment for the three months ended September 30, 2004 totaled $29,000, and resulted from the sale of marine containers and a trailer with a net book value of $9,000 for proceeds of $38,000.

(D) Equity in Net Loss of Equity Investments

Equity in net loss of equity investments represents the Partnership's share of the net loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. The following table presents equity in net loss by equipment type (in thousands of dollars):

	For the Three Months Ended September 30,
	2005	2004
Aircraft	$(190)	$(261)
Machinery and other equipment	(303)	--
Equity in net loss of equity investments	$(493)	$(261)

The following equity investment discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation and amortization expenses, operations support, interest expense and administrative expenses:

Aircraft: As of September 30, 2005 and 2004, the Partnership owned an interest in three trusts that each own a commercial aircraft, an interest in two entities that were formed in the third quarter of 2004 each owning two Boeing 737-500 commercial aircraft, and an interest in an entity owning other aircraft related assets. During the three months ended September 30, 2005, lease revenues of $1.0 million were offset by depreciation and amortization expense, operations support, interest expense and administrative expenses of $1.2 million. During the same period of 2004, lease revenues of $0.6 million were partially offset by depreciation and amortization expense, operations support, interest expense, and administrative expenses of $0.9 million.

Aircraft lease revenues increased $0.4 million due to the Partnership's investment during the third quarter of 2004 into two entities that each own two Boeing 737-500 commercial aircraft being owned and on lease the entire quarter compared to being owned and on lease for one month of the same period of 2004.

Depreciation and amortization expense, operations support, interest expense and administrative expenses increased $0.3 million during the three months ended September 30, 2005 resulting from an increase in depreciation expense of $0.2 million caused by the Partnership's investment into two entities each owning two Boeing 737-500 commercial aircraft during the third quarter of 2004 and an increase of $0.1 million caused by interest expense from the non-recourse debt financing the two Boeing 737-500 commercial aircraft in each of the entities the Partnership invested in during the third quarter of 2004. Equity investments results for these two entities during the same period of 2004 is the result of one month of operation compared to a full quarter of operations during the three months ended September 30, 2005.

Machinery and other equipment: As of September 30, 2005, the Partnership owned an interest in an entity that owned machinery and other equipment that was formed in the fourth quarter of 2004. During the three months ended September 30, 2005, lease revenues of $0.2 million were offset by depreciation and amortization expense and administrative expenses of $0.5 million. The Partnership did not have any equity investments that owned machinery and other equipment in the same period of 2004.

(E) Loss from Operation of Discontinued Operations

During the three months ended September 30, 2005, the Partnership's railcar operations, which are being accounted for as a discontinued operation, generated a loss from operations of $0.1 million compared to a loss of $30,000 during the same period of 2004.

(F) Gain from Disposition of Discontinued Operations

The Partnership had a gain on disposition of discontinued operations from the sale of its railcar assets of $3.0 million in the three months ended September 30, 2005 compared to $-0- during the same period of 2004.

(G) Net Income (Loss)

As a result of the foregoing, the Partnership had net income of $5.0 million for the three months ended September 30, 2005, compared to net loss of $0.1 million during the same period of 2004. The Partnership's ability to operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the three months ended September 30, 2005 is not necessarily indicative of future periods.

Comparison of the Partnership’s Operating Results for the Nine Months Ended September 30, 2005 and 2004

(A) Owned Equipment Operations

Lease revenues less operations support on owned equipment increased during the nine months ended September 30, 2005, compared to the same period of 2004. The following table presents lease revenues less operating support by segment (in thousands of dollars):

	For the Nine Months Ended September 30,
	2005	2004
Marine vessels	$4,831	$587
Marine containers	4,272	4,453
Aircraft	390	283
Trailers	(1)	123

Marine vessels: Marine vessel lease revenues and operations support were $8.6 million and $3.8 million, respectively, for the nine months ended September 30, 2005, compared to $3.6 million and $3.0 million, respectively, during the same period of 2004. Lease revenues increased $5.1 million during the nine months ended September 30, 2005 compared to the same period of 2004 due to both of the Partnership's marine vessels earning a higher lease rate. Operations support increased $0.4 million due to increased dry dock costs and increased $0.3 million due to higher repairs and maintenance.

Marine containers: Lease revenues and operations support for marine containers were $4.3 million and $45,000 respectively, for the nine months ended September 30, 2005, compared to $4.5 million and $0.1 million, respectively, during the same period of 2004. The decrease in lease revenues of $0.2 million during the nine months ended September 30, 2005 compared to the same period of 2004 was due to lower lease rates earned on the Partnership's marine containers due to the conversion of a portion of the Partnership's marine containers from a fixed term lease to one based on utilization.

Aircraft: Lease revenues and operations support for aircraft were $0.4 million and $6,000 respectively, for the nine months ended September 30, 2005, compared to $0.3 million and $8,000, respectively, during the same period of 2004. During the nine months ended September 30, 2005, lease revenues increased $0.1 million due to a security deposit of $0.1 million from a former aircraft lessee being recognized as lease revenues. A similar event did not occur during 2004.

Trailers: Trailer lease revenues and operations support were $-0- and $1,000, respectively, for the nine months ended September 30, 2005, compared to $0.4 million and $0.3 million, respectively, during the same period of 2004. Trailer lease revenues and operations support decreased due to all of the Partnership's trailers being placed on a direct finance lease in 2004.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $4.2 million for the nine months ended September 30, 2005 decreased from $4.6 million for the same period in 2004. Significant variances are explained as follows:

(i) A $0.5 million decrease in depreciation and amortization expenses from 2004 levels reflecting the decrease of $0.4 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and 2004 and a decrease of $0.2 million caused by the Partnership's trailer portfolio being placed on a direct finance lease in 2004;

(ii) General and administrative expenses decreased $0.2 million during the nine months ended September 30, 2005 compared to the same period 2004 due to lower professional costs associated with the search for potential equipment acquisitions;

(iii) A $0.2 million decrease in interest expense resulted from lower average borrowings outstanding in the nine months ended September 30, 2005 compared to the same period of 2004; and

(iv) Recovery of bad debts decreased $0.6 million in the nine months ended September 30, 2005 compared to the same period of 2004. During the nine months ended September 30, 2004, recovery of bad debts of $0.6 million was due to the collection of a receivable from one former aircraft lessee that had been previously reserved for as a bad debt. A similar event did not occur during the same period of 2005.

(C) Gain on Disposition of Owned Equipment

The gain on disposition of owned equipment for the nine months ended September 30, 2005 totaled $0.1 million, and resulted from the disposal of marine containers with a net book value of $0.1 million for proceeds of $0.2 million. Gain on disposition of owned equipment for the nine months ended September 30, 2004 totaled $0.1 million, and resulted from the sale of marine containers and trailers with a net book value of $0.1 million for proceeds of $0.2 million.

(D) Equity in Net (Loss) Income of Equity investments

Equity in net (loss) income of equity investments represents the Partnership's share of the net loss or income generated from the operation of jointly owned assets accounted for under the equity method of accounting. The following table presents equity in net (loss) income by equipment type (in thousands of dollars):

	For the Nine Months Ended September 30,
	2005	2004
Aircraft	$(730)	$39
Machinery and other equipment	(904)	--
Equity in net (loss) income of equity investments	$(1,634)	$39

The following equity investment discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation and amortization expenses, operations support, interest expense, and administrative expenses:

Aircraft: As of September 30, 2005 and 2004, the Partnership owned an interest in three trusts that each own a commercial aircraft, an interest in two entities that were formed in the third quarter of 2004 each owning two Boeing 737-500 commercial aircraft, and an interest in an entity owning other aircraft related assets. During the nine months ended September 30, 2005, lease revenues of $3.0 million were offset by depreciation and amortization expense, operations support, interest expense and administrative expenses of $3.8 million. During the same period of 2004, lease revenues of $1.6 million were partially offset by depreciation expense, operations support, and administrative expenses of $1.6 million.

Aircraft revenues increased $1.4 million due to the Partnership's investment into two entities during the third quarter of 2004 that each own two Boeing 737-500 commercial aircraft. These aircraft were owned and on-lease for nine months of 2005 compared to being owned and on lease for one month of the same period of 2004.

Depreciation and amortization expense, operations support, interest expense and administrative expenses increased $2.2 million during the nine months ended September 30, 2005 compared to the same period of 2004 resulting from an increase in depreciation and amortization expense of $1.5 million caused by the Partnership's investment during the third quarter of 2004 into two entities each owning two Boeing 737-500 commercial aircraft and an increase of $0.6 million caused by interest expense from the non-recourse debt financing the two Boeing 737-500 commercial aircraft in each of the entities the Partnership invested in during the third quarter of 2004. The Partnership had an interest in these two entities owning commercial aircraft for nine months of 2005 compared to one month of the same period of 2004.

Machinery and other equipment: As of September 30, 2005, the Partnership owned an interest in an entity that owned machinery and other equipment that was formed in the fourth quarter of 2004. During the nine months ended September 30, 2005, lease revenues of $0.6 million were offset by depreciation and amortization expense and administrative expenses of $1.5 million. The Partnership did not have any equity investments that owned machinery and other equipment in the same period of 2004.

(E) Income (Loss) from Operation of Discontinued Operations

During the nine months ended September 30, 2005, the Partnership's railcar operations, which are being accounted for as a discontinued operation, generated a loss from operations of $0.2 million compared to income of 0.2 million during the same period of 2004.

(F) Gain from Disposition of Discontinued Operations

The Partnership had a gain on disposition of discontinued operations from the sale of its railcar assets of $3.0 million in the nine months ended September 30, 2005 compared to $-0- during the same period of 2004.

(G) Net Income

As a result of the foregoing, the Partnership had net income of $6.8 million for the nine months ended September 30, 2005, compared to net income of $1.3 million during the same period of 2004. The Partnership's ability to operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the nine months ended September 30, 2005 is not necessarily indicative of future periods.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

DISCONTINUED OPERATIONS

In the third quarter of 2005, the Partnership and several affiliated entities (collectively, the Sellers), including PLM Rail Partners (Rail Partners), an entity in which the Partnership has a 34% ownership interest, entered into an Asset Purchase Agreement to sell the railcar business of the Sellers, which includes railcars owned and leased by the Sellers as well as management contracts pursuant to which the Sellers manage the railcars of third parties. The sale of the railcar business was completed on August 18, 2005.

The Partnership received net proceeds of $6.0 million from the disposition of its railcar assets including its interest in Rail Partners resulting in a gain on disposition of discontinued operations of $3.0 million. The amount received by the Partnership and Rail Partners was based on the appraised value of the railcars sold by the Partnership and Rail Partners to the purchaser, as determined by an independent third party appraiser or, for railcars manufactured in 2005, the greater of the appraised value or the actual cost. The proceeds received from Rail Partners by the Partnership was net of Rail Partner's repayment of its debt.

Accordingly, the Partnership's railcar leasing operations including its equity investment in Rail Partners are accounted for as discontinued operations and prior periods have been restated.

CONTINUING OPERATIONS

At September 30, 2005, the Partnership had unrestricted cash of $19.5 million.

For the nine months ended September 30, 2005, the Partnership generated cash from operations of $11.0 million which included cash provided by discontinued operations of $1.1 million, to meet its operating obligations, maintain working capital reserves, make interest payments, and make cash distributions of $2.5 million ($0.50 per limited partnership unit) to the limited partners and $0.1 million to PLM Financial Services, Inc. (FSI or the General Partner).

During the nine months ended September 30, 2005, the Partnership disposed of owned equipment and received aggregate proceeds of $0.2 million.

Accounts and other receivable decreased $0.3 million in the nine months ended September 30, 2005 caused by the collection of $0.3 million from an insurance claim, a reduction of the insurance claim of $0.1 million, the collection of $0.1 million of other receivable, and a security deposit of $0.1 million being used to offset the remaining balance in other receivable. These decreases were partially offset by an increase of $0.3 million due to the timing of lessee payments.

Equity investments in affiliated entities decreased $2.7 million during the nine months ended September 30, 2005 due to cash distributions of $1.1 million from the equity investments to the Partnership and by the loss of $1.6 million that was recorded by the Partnership for its interests in the equity investments.

Due to affiliates decreased $0.1 million during the nine months ended September 30, 2005. A decrease of $0.3 million was due to the payment of engine reserves due to an equity investment. The equity investment used these funds to repair the aircraft. This decrease was partially offset by an increase of $0.2 million caused by additional engine reserve deposits being received from the equity investment.

Reserve for repairs increased $0.2 million during the nine months ended September 30, 2005 due to an increase in the dry dock accruals for the Partnership's marine vessels.

Lessee deposits and prepaid revenues increased $0.2 million during 2005. An increase of $0.4 million was due to a lessee prepaying rent due in the fourth quarter of 2005 during the third quarter of 2005 being partially offset by a decrease of $0.1 million due to the security deposit from an aircraft lessee being offset against other receivables and decreased $0.1 million due to another security deposit being recognized as lease revenues.

In October 2005, the Partnership prepaid in full the outstanding notes payable balance of $4.0 million and accrued interest thereon. The Partnership paid a penalty of $23,000 related to this prepayment. The cash for this payment came from operations and equipment dispositions.

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

As of November 11, 2005, there were no other outstanding borrowings on this facility by the Partnership or other eligible borrowers.

CASH DISTRIBUTIONS

In November 2005, the Partnership paid a cash distribution of $11.5 million to the limited partners ($2.31 per limited partnership unit) and $0.6 million to the General Partner.

(III) RECENT ACCOUNTING PRONOUNCEMENT

In December 2004, Financial Accounting Standards Board issued Statement 153, "Exchanges of Non-monetary Assets" (Statement 153), an amendment of Accounting Principles Board Opinion No. 29. Statement 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance - that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The adoption of Statement 153 did not have a significant effect on the Partnership's financial statements.

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

The Partnership intends to use future cash flow from operations to satisfy its operating requirements and make cash distributions to the partners.

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

Disposition of the Partnership's equipment and investments in entities owning equipment may result in a reduction of cash flows from operations to the Partnership.

Factors affecting the Partnership’s operations in the remainder of 2005 and beyond include:

(1) Demand for marine containers is closely tied to worldwide economic conditions. Utilization of the Partnership's marine containers is expected to be in the 90 - 95% range the remainder of 2005. Marine container manufacturers have recently seen an increase in their inventory of marine containers. This increase may result in a decrease in utilization and lease rates earned on the Partnership's marine containers.

Approximately 2,550, representing 17% of the Partnership's marine containers, are currently on a fixed lease that will convert to a utilization based lease on December 31, 2005. As the market for marine containers is softer than the period during which they were placed on the fixed rate lease and the marine containers are several years older, lease revenues on these marine containers is expected to decrease up to 20% when the fixed rate lease expires.

The lessee of 3,544 of the Partnership's marine containers, representing 25% of the Partnership's marine containers, has an option to purchase these marine containers in the first quarter of 2006. As the purchase option is less than the current fair market value of these marine containers, the General Partner expects that the option will be exercised. This will cause a decline of lease revenues earned by the Partnership;

(2) Market demand for new and used aircraft has been severely impacted by the poor financial condition of the airline industry.

The General Partner believes that the commercial aviation industry is recovering from several years of reduced travel; however, the General Partner views the recovery with caution as major increases in the cost of fuel has added another factor to further weakening yields of the airlines. The General Partner believes that stabilization of fuel prices will be critical for the recovery in the airline industry to continue.

The Partnership owns an interest in a trust that owns a Boeing 737-300 Stage III commercial aircraft that is on lease to a South American carrier through April 2008. During the second quarter of 2005, the lessee of this aircraft notified the General Partner that it was having financial difficulties and that it would be unable to stay current with its lease payments. The trust agreed to defer a portion of the rent payments due through August 2005. The deferred lease payments are scheduled to be repaid in full by February 2006. As of November 11, 2005, the trust has a security deposit from this lessee that exceeds the unpaid outstanding lease receivable. If the financial condition of the airline does not improve, it is possible that in the future there will be additional collections problems related to this lease.

The Partnership owns a Boeing 737 that is on lease to another South American carrier. The lessee of this aircraft is expected to exercise its option to purchase this aircraft for a nominal amount during the fourth quarter of 2005. Quarterly lease revenues are expected to decrease approximately $0.1 million as a result of this sale.

The Partnership has an interest in six aircraft on lease to two major United States (US) airlines. While the General Partner is not aware of any specific liquidity problems in regards to these lessees, the poor financial condition of the US airline industry, which has included several bankruptcies this year, indicate there could be collection issues related to these lessees in the future;

(3) The Partnership's two owned marine vessels are on fixed-rate leases through the January 2006 and December 2006, respectively. One of these marine vessels is currently undergoing major maintenance. The General Partner expects that this marine vessel will be off-lease for approximately 30 days in the fourth quarter due to this maintenance.

The Partnership's marine vessel whose lease expires in January 2006, is expected to be renewed at current market rates which are currently lower than the existing lease rate;

(4) The management fee rate paid by the Partnership is being reduced by 25% during the period from January 1, 2005 through September 30, 2006;

(5) The Partnership's debt was prepaid in the fourth quarter of 2005 and, accordingly, interest expense will decrease in the future;

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

(8) The timing and amount of future cash distributions to the limited partners and the General Partner will be based on the cash position of the Partnership and operational requirements. The General Partner does not anticipate any future cash distributions to the limited partners and the General Partner until the Partnership has additional significant asset dispositions; and

(9) Beginning in 2005, in order to prevent the Partnership from being considered publicly traded and to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the General Partner is limiting the number of limited partnership units to be traded to 2% per year of the total outstanding units.

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

Quarterly Evaluation of the Partnership’s Disclosure Controls and Internal Controls

(1) As of the end of the period prior to the filing of this report, the General Partner carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including it’s President and CFO, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the President and CFO concluded that the Partnership’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership’s required to be included in the Partnership’s exchange act filings.

(2) There have been no significant changes in the Partnership’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the General Partner carried out its evaluations.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

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

(b) Reports on Form 8-K

Report 8-K dated August 10, 2005 announcing that the Partnership has entered into a definitive agreement to sell the Partnership's railcar assets to the CIT Group Inc.

Report 8-K dated August 18, 2005, announcing the completion of the sale of the Partnership's railcar assets to the CIT Group Inc.

Report 8-K dated October 31, 2005, announcing a cash distribution to the partners.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLM EQUIPMENT GROWTH & INCOME FUND VII

 By:      PLM Financial Services, Inc.
   General Partner

Date: November 11, 2005         By:     /s/ Richard K Brock
      Richard K Brock
      Chief Financial Officer