Form 10KSB
period 2005-12-31
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 2006-03-30
CIK 895234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission file number 0-26594
_______________________

PLM EQUIPMENT GROWTH & INCOME FUND VII
(Name of small business issuer in its charter)

California 94-3168838
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

405 Lexington Avenue, 67th floor, New York, NY 10174
(Address of principal executive offices) (Zip code)

Issuer's telephone number, including area code: (212) 682-3344
_______________________

Securities registered under Section 12(b) of the Exchange Act:
Limited Partnership Units
(Title of class)

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]

Registrant's aggregate market value of voting stock: N/A

Registrant's Limited Partnership units outstanding as of December 31, 2005 were 4,981,450.

Registrant's revenues for the fiscal year ended December 31, 2005 was $18,493,000.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(A) Background

In December 1992, PLM Financial Services, Inc. (FSI or the General Partner) filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 7,500,000 limited partnership units (the units) in PLM Equipment Growth & Income Fund VII, a California limited partnership (the Partnership, the Registrant, or EGF VII). The Partnership's offering became effective on May 25, 1993.  FSI, as General Partner, owns a 5% interest in the Partnership.  The offering of units of the Partnership closed on April 25, 1995. As of December 31, 2005, there were 4,981,450 limited partnership units outstanding. The Partnership engages in the business of investing in a diversified equipment portfolio consisting primarily of long-lived, low-obsolescence capital equipment that is easily transportable by and among prospective users.

The Partnership's primary objectives are:

(1) to maintain a diversified portfolio of low-obsolescence equipment with long lives and high residual values which were purchased with the net proceeds of the initial Partnership offering, supplemented by debt financing, and cash generated from operations during the investment phase of the Partnership;

(2) to generate sufficient net operating cash flow from lease operations to meet liquidity requirements and to generate cash distributions to the limited partners until such time as the General Partner commences the orderly liquidation of the Partnership's assets or unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events;

(3) to selectively sell equipment when the General Partner believes that, due to market conditions, market prices for equipment exceed inherent equipment values or expected future benefits from continued ownership of a particular asset. Proceeds from these sales, together with excess net operating cash flows from operations are used for distributions to the limited partners; and

(4) to preserve and protect the value of the portfolio through quality management, maintaining diversity, and constantly monitoring equipment markets.

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

Table 1, below, lists the equipment and the original cost of equipment and capitalize improvements in the Partnership's portfolio and the Partnership's proportional share of equipment in entities in which the Partnership has an equity investment as of December 31, 2005 (in thousands of dollars):

TABLE 1

Units	Type	Manufacturer	Cost

Owned equipment:

13,582	Dry cargo marine containers	Various	$30,986
415	Refrigerated marine containers	Various	6,945
2	Dry-bulk marine vessels	Ishikawa Jima	22,212
	Total owned equipment		$60,143	1

Equipment owned by entities in which the Partnership has an equity investment:

0.38	737-300 Stage III commercial aircraft	Boeing	$9,095	2
0.26	Four 737-500 Stage III commercial aircraft	Boeing	16,301	3
0.50	MD-82 Stage III commercial aircraft	McDonnell Douglas	8,125	2
0.50	MD-82 Stage III commercial aircraft	McDonnell Douglas	7,132	2
0.36	Machinery and other equipment	Various	7,148	3
	Total equity investments		$47,801	1

Equipment is generally leased under operating leases for a term of one to ten years except for the marine vessels which may be leased for periods of less than one year. Some of the Partnership's marine containers are leased to operators of utilization-type leasing pools, which include equipment owned by affiliated entities and unaffiliated third parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. The remaining Partnership marine container leases are based on a fixed rate.

(B) Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly owned subsidiary of FSI, for the management of the Partnership’s equipment. The Partnership’s management agreement with IMI is to co-terminate with the dissolution of the Partnership, unless the limited partners vote to terminate the agreement prior to that date or at the discretion of the General Partner.  IMI has agreed to perform all services necessary to manage the equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessor under the Partnership's leases. In consideration for its services and pursuant to the partnership agreement, IMI is entitled to a monthly management fee. (see Notes 1, 2, and 3 to the financial statements)

1  Includes equipment and investments purchased with the proceeds from capital contributions, undistributed cash flow from operations, and Partnership borrowings invested in equipment. Includes costs capitalized subsequent to the date of purchase, and equipment acquisition fees paid to FSI or its affiliates.
2  Jointly owned: EGF VII and an affiliated program.
3  Jointly owned: EGF VII, two affiliated programs and a non-affiliated third party.

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

The Partnership also competes with many equipment lessors, including GATX Corp., General Electric Capital Aviation Services Corporation, Textainer, and other investment programs that may lease the same types of equipment.

(D) Demand

The Partnership currently operates in the following operating segments: marine container leasing, dry bulk marine vessel leasing, commercial aircraft leasing, and machinery and other equipment leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The Partnership’s equipment and investments are primarily used to transport materials and commodities, except for aircraft leased to passenger air carriers and machinery and other equipment which is used in the operation of hospitals.

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

The Partnership owns a total of 13,997 standard dry cargo and refrigerated marine containers acquired from 1998 to 2001. The Partnership had utilization in the low 90%'s for its containers in 2005. Utilization on these containers is expected to remain strong in the low 90% range through at least the first half of 2006.

Prices for new marine containers have decreased up to 25% from the peak that they reached in early 2005 due to lower steel prices and reduced demand for new marine containers. There have been reports that marine container manufacturers have seen an increase in their inventory of unsold marine containers in recent months. Shipping lines have embarked on a shipbuilding program over the last few years with many new container ships being delivered in 2006 and 2007. This may result in over-capacity which could result in lower freight rates and have adverse implications for marine container lessors. While lease rates on the Partnership’s marine containers have been stable for the last three years, these factors may lead to a decrease in lease rates in 2006.

The decrease in new container prices and potential decrease in lease rates could lead to a decrease in the sales proceeds received from the marine containers upon disposition.

In addition, the lessee for 3,544 or 25% of the Partnership's marine containers has the option to purchase these marine containers in the first and second quarters of 2006. The Partnership received notification from the lessee in 2006 that the lessee will exercise this option. The sale of these marine containers will result in a significant decline in Partnership lease revenues.

2,425 or 17% of the Partnership’s marine containers were on a fixed lease that converted to utilization based lease on January 1, 2006. As the market for marine containers is considerably softer than the period during which they were placed on the fixed leases, lease revenue on these marine containers is expected to decrease up to 25% beginning in the first quarter of 2006.

(2) Dry-Bulk Marine Vessels

The Partnership owns two dry-bulk marine vessels that are on fixed rate charters carrying alumina. During the end of 2005, a new 12 month charter was negotiated at 10-20% above market rates for one of the Partnership's owned marine vessels which is scheduled to end later in 2006. The Partnership's remaining owned marine vessel renewed its lease with the same charter for a charter rate lower the previous charter rate. Bulk markets rates are showing signs of softening from their record highs and it is expected that the marine vessel whose lease will expire later in 2006 will be offered for charter renewal to the same lessee at similar charter rates as the other owned marine vessel.

(3) Commercial Aircraft

During 2005, global air traffic continued to recover, driven by the long haul markets, especially into Asia. There was initial concern at the beginning of the year that continued high oil prices would lead to a slowing of economic growth, with consequential effects on air traffic. The pace of 'permanent retirement' of aircraft increased and new aircraft orders reached new highs.

The United States (US) market continued to cause most concern. Several US carriers are currently in bankruptcy and results of most carriers have been mixed.

In Europe, the expansion by low cost carriers continued during 2005 but at a slower pace. National carriers finally saw financial improvements following their attempts at reducing overhead and correctly structuring their product.

The Asian market continued its growth during 2005. The first quarter experienced slower growth in the regions affected by the tsunami catastrophe but domestic Chinese and intra-Asian markets experienced strong growth as well as India where liberalization saw the birth of several new start-ups.

For 2006 the General Partner believes that stabilization of fuel prices will be critical for the continued recovery in the airline industry.

The Partnership owns a 38% interest of an entity owning a Boeing 737-300 Stage III commercial aircraft which is on lease to a South American carrier through April 2008. During 2005, the operator of this aircraft had financial difficulties but has been continuously supported by its local government. Should a default occur, we expect the Partnership would be able to re-lease the aircraft relatively quickly and for at least the same lease rate. The Partnership also has a 50% interest in two entities each owning an MD-82 Stage III commercial aircraft, which are on lease through the fourth quarter of 2008 to a major US carrier at above market rates and a 26% interest in two entities that each own two Boeing 737-500 Stage III commercial aircraft on lease to a major US carrier through 2015. While the General Partner is not aware of any specific liquidity problems in regards to the US lessees, the poor financial condition of the US airline industry require these lessees to be monitored closely.

(4) Machinery and Other Equipment

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

No new US or International Regulations are scheduled to come into effect during 2006 which would have a significant impact on the Partnership's owned marine vessels.

As of December 31, 2005, the Partnership was in compliance with the above governmental regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2. DESCRIPTION OF PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased and its interest in entities that own equipment for leasing purposes. As of December 31, 2005, the Partnership owned a portfolio of transportation and related equipment and investments in entities that owned transportation equipment and machinery and other equipment as described in Item 1, Table 1. The Partnership acquired equipment with the proceeds of the Partnership offering of $107.4 million, proceeds from the debt financing of $23.0 million, and by reinvesting a portion of its operating cash flow in additional equipment. The Partnership does not own any real property.

The Partnership maintains its principal office at 405 Lexington Avenue, 67th floor, New York, NY 10174.

ITEM 3. LEGAL PROCEEDINGS

The Partnership is involved as plaintiff or defendant in various legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant to the terms of the partnership agreement, the General Partner is entitled to 5% of the cash distributions of the Partnership. The General Partner is the sole holder of such interests. Net income is allocated to the General Partner to the extent necessary to cause the General Partner’s capital account to equal zero. The remaining interests in the profits, losses, and cash distributions of the Partnership are allocated to the limited partners. As of December 31, 2005, there were 5,002 limited partners holding units in the Partnership.

There are several secondary markets in which limited partnership units trade. Secondary markets are characterized as having few buyers for limited partnership interests and, therefore, are generally viewed as inefficient vehicles for the sale of limited partnership units and, as such, prices for limited partnership units in these markets may not be indicative of the actual value of the Partnership units. Presently, there is no public market for the limited partnership units and none is likely to develop.

To prevent the limited partnership units from being considered publicly traded and thereby to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the limited partnership units will not be transferable without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner monitors transfers of limited partnership units in an effort to ensure that they do not exceed the percentage or number permitted by certain safe harbors promulgated by the Internal Revenue Service. Effective January 1, 2005, the percentage of Partnership units that may be traded in any calendar year was reduced from five percent to two percent to comply with Internal Revenue Service regulations. A transfer may be prohibited if the intended transferee is not a US citizen or if the transfer would cause any portion of the units of a “Qualified Plan” as defined by the Employee Retirement Income Security Act of 1974 and Individual Retirement Accounts to exceed the allowable limit.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's consolidated financial statements contained in the 2005 annual report have been prepared in accordance with the requirements for a Small Business Issuer as prescribed by Regulation S-B under the Securities Exchange Act of 1934. Generally, a Small Business Issuer cannot file under Regulation S-B if its annual revenues or public float exceed $25.0 million for two consecutive years. The Partnership qualifies as a Regulation S-B filer since both its 2005 and 2004 annual revenues were less than $25.0 million and its public float is less than $25.0 million. The Partnership will continue to qualify as an S-B filer through at least 2007, as its revenues for the year ended December 31, 2005 are less than $25.0 million.

(A) Introduction

Management’s discussion and analysis of financial condition and results of operations relates to the financial statements of PLM Equipment Growth & Income Fund VII (the Partnership). The following discussion and analysis of operations focuses on the performance of the Partnership’s equipment in the various segments in which it operates and its effect on the Partnership’s overall financial condition.

(B) Results of Operations - Factors Affecting Performance

(1) Re-leasing Activity and Re-pricing Exposure to Current Economic Conditions

The exposure of the Partnership’s equipment portfolio to re-pricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for Partnership equipment include supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of operating cash flow to the Partnership. The Partnership experienced re-leasing or re-pricing activity in 2005 for its marine container and marine vessel portfolios.

(a) Marine containers: Some of the Partnership’s marine containers are leased to operators of utilization-type leasing pools and, as such, are highly exposed to re-pricing activity. A number of the Partnership’s marine containers on a fixed rate lease in 2005 switched to a lease based on utilization on January 1, 2006. PLM Financial Services, Inc. (FSI or the General Partner) anticipates that this will result in a decrease in lease revenue as lease rates are significantly lower today than when the fixed rate lease was entered into several years ago.

(b) Marine vessel: One of the Partnership’s owned marine vessels is on a lease that expires in the fourth quarter of 2006 and the other marine vessel, whose lease expired in February 2006, was renewed for approximately at a lease rate 33% lower than the previous lease. This lease expires in the first quarter of 2007.

(2) Equipment Liquidations

Liquidation of Partnership owned equipment and equipment owned by entities in which the Partnership has an equity investment, represents a reduction in the size of the equipment portfolio and may result in a reduction of future operating cash flow to the Partnership.

During 2005, the Partnership disposed of owned equipment that included a commercial aircraft and marine containers for proceeds of $0.4 million. See discussion of discontinued operations below regarding additional equipment liquidations.

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

During 2005, the operator of the Boeing 737-300 Stage III commercial aircraft owned by the entity in which the Partnership has an equity investment, struggled financially to make its monthly lease payments but has been continuously supported by its local government. Should a default occur, the General Partner expects the Partnership would be able to re-lease this aircraft relatively quickly and for at least the same lease rate.

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

The Partnership relies on operating cash flow to meet its operating obligations and make cash distributions to the limited partners.

DISCONTINUED OPERATIONS

During 2005, the Partnership and several affiliated entities (collectively, the Sellers), including PLM Rail Partners (Rail Partners), an entity in which the Partnership had a 34% ownership interest, entered into an Asset Purchase Agreement to sell the railcar business of the Sellers, which includes railcars owned and leased by the Sellers as well as management contracts pursuant to which the Sellers managed the railcars of third parties. The sale of the railcar business was completed on August 18, 2005.

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

Accordingly, the Partnership's railcar leasing operations including its equity investment in Rail Partners are accounted for as a discontinued operation and prior periods have been restated. Assets and liabilities relating to the railcar leasing operations have been presented as assets held for sale and liabilities held for sale for all periods presented. Rail Partners was dissolved during the fourth quarter of 2005.

CONTINUING OPERATIONS

At December 31, 2005, the Partnership had unrestricted cash of $6.8 million.

For the year ended December 31, 2005, the Partnership generated cash from operations of $14.1 million which included cash provided by discontinued operations of $1.0 million. Cash generated from operations and proceeds from the disposition of discontinued operations were used to meet the Partnership's operating obligations, maintain working capital reserves, make principal and interest payments on debt, and make cash distributions.

During the year ended December 31, 2005, the Partnership disposed of owned equipment and received aggregate proceeds of $0.4 million.

Accounts and other receivables decreased $0.5 million in the year ended December 31, 2005 caused by the collection of $0.3 million from an insurance claim, a reduction of the insurance claim of $0.1 million to the estimated amount to be collected, the collection of $0.1 million of other receivables, and a security deposit of $0.1 million being used to offset the remaining balance in other receivable. These decreases were partially offset by an increase of $0.1 million due to the timing of lessee payments.

Equity investments in affiliated entities decreased $3.9 million during the year ended December 31, 2005 due to cash distributions of $1.6 million from the equity investments to the Partnership and by the loss of $2.3 million that was recorded by the Partnership for its interests in the equity investments.

Other assets decreased $0.2 million during 2005 due to collections totaling $0.3 million on the finance lease receivable being partially offset by an increase of $0.1 million in prepaid insurance.

Due to affiliates decreased $0.1 million during the year ended December 31, 2005 due to the timing of cash payments to the affiliates.

Reserve for repairs decreased $1.0 million during the year ended December 31, 2005. The decrease was due to the cash payments for the dry-docking of the Partnership's marine vessels of $1.6 million being partially offset by the increase of $1.2 million in the dry dock accruals for the Partnership's marine vessels. Additionally, reserve for repairs decreased $0.5 million due to the sale of a commercial aircraft with engine reserves totaling $0.5 million. These reserves were reversed and included as additional gain on disposition of this aircraft.

Lessee deposits and prepaid revenues increased $0.2 million during 2005. An increase of $0.4 million was due to a lessee prepaying rent due in the first quarter of 2006 during the fourth quarter of 2005 being partially offset by a decrease of $0.1 million due to the security deposit from an aircraft lessee being offset against other receivables in 2005.

During October 2005, the Partnership prepaid in full the outstanding notes payable balance of $4.0 million and accrued interest thereon. The Partnership paid a penalty of $23,000 related to this prepayment. The cash for this payment came from operations and equipment dispositions.

During 2005, cash distributions declared and paid totaled $14.0 million ($2.81 per limited partnership unit) to the limited partners and $0.7 million to the General Partner.

The Partnership is a participant in a $10.0 million warehouse credit facility. The warehouse credit facility is shared by the Partnership, PLM Equipment Growth Fund VI, MILPI Holdings LLC (MILPI) and it's subsidiaries, and Railcar Investors II. MILPI and Railcar Investors II are controlled by the previous owners of FSI. The facility provides for financing up to 100% of the cost of the equipment and expires on May 1, 2006. Borrowings by the Partnership are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 360 days, with all advances due no later than May 1, 2006. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower’s option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by FSI, PLM International, Inc. and MILPI, the parent companies of the General Partner. The Partnership is not liable for the advances made to the other borrowers.

As of March 29, 2006, there were no other outstanding borrowings on this facility by the Partnership or other eligible borrowers.

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

The General Partner believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Partnership's financial statements:

Revenue recognition: Revenues are generally earned by placing equipment under operating leases. Rental payments are recorded as revenue on a straight-line basis over the lease term as earned. A portion of the Partnership's marine containers are leased to operators of utilization-type leasing pools, which include equipment owned by affiliated and unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. The remaining Partnership leases for marine containers are based on a fixed rate. Rents for all other equipment are based on fixed rates.

The Partnership has an owned marine vessel that will be transferred into a direct finance lease during 2006. The revenues from the direct finance lease will primarily be interest income and will be based on a monthly amortization schedule.

Asset lives and depreciation methods: The Partnership’s primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The General Partner has chosen asset lives that it believes correspond to the economic life of the related asset. Depreciation is computed using the double-declining balance method, taking a full month's depreciation in the month of acquisition based upon estimated useful lives 12 years for all transportation equipment and 7 years for machinery and other equipment. The depreciation method changes to straight line when annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. The General Partner has chosen a depreciation method that it believes matches the benefit to the Partnership from the asset with the associated costs. These judgments have been made based on the General Partner’s expertise in each equipment segment that the Partnership operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential future cash flows from the asset to the Partnership, the Partnership would be required to record an impairment loss. Likewise, if the net book value of the asset was less than the economic value, the Partnership may record a gain on sale upon final disposition of the asset.

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

At the June 15 -16, 2005 Emerging Issues Task Force (EITF) meeting, the EITF reached a consensus on Issue No. 04-05 entitled "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" (Issue 04-05). The consensus provides a framework for addressing when a general partner, or general partners as a group, controls a limited partnership or similar entity. Additionally, on July 14, 2005, the Financial Accounting Standards Board issued a Staff Position FSP-78-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-05” which amends the guidance in AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures”, to be consistent with EITF Issue No. 04-05. The effective dates of this issue and technical position depend on whether the partnership agreement is new or modified, and is therefore effective for the Partnership no later than the beginning of the first quarter of 2006. The General Partner is currently evaluating the effect that this Issue and Staff Position will have on the Partnership’s financial position and results of operations.

(F) Results of Operations - Year-to-Year Detailed Comparison

Comparison of the Partnership's Operating Results for the Years Ended December 31, 2005 and 2004

(a) Owned Equipment Operations

Operating lease revenues less operations support on owned equipment increased during the year ended December 31, 2005, compared to the year ended December 31, 2004. Gains from the disposition of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, general and administrative expenses, and recovery of bad debts relating to the operating segments (see Note 6 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Years Ended December 31,
	2005	2004
Marine vessels	$6,909	$478
Marine containers	5,640	5,993
Aircraft	386	378
Trailers	--	10

Marine vessels: Marine vessel lease revenues and operations support were $11.4 million and $4.5 million, respectively, for the year ended December 31, 2005, compared to $4.7 million and $4.2 million, respectively, during 2004. Lease revenues increased $6.8 million during the year ended December 31, 2005 compared to 2004 due to both of the Partnership's marine vessels earning a higher lease rate. Operations support increased $0.3 million due to an increase of $0.1 million in repairs and maintenance costs and an increase of $0.2 million in insurance related costs.

Marine containers: Lease revenues and operations support for marine containers were $5.7 million and $0.1 million respectively, for the year ended December 31, 2005, compared to $6.1 million and $0.1 million, respectively, during 2004. The decrease in lease revenues of $0.4 million during the year ended December 31, 2005 compared to 2004 was due to lower lease rates earned on the Partnership's marine containers due to the conversion of a portion of the Partnership's marine containers from a fixed term lease to one based on utilization.

Aircraft: Lease revenues and operations support for aircraft were $0.4 million and $10,000 respectively, for the year ended December 31, 2005 and 2004, remaining relatively the same. No aircraft revenues are expected during 2006 due to this commercial being disposed of during 2005.

Trailers: Trailer lease revenues and operations support were $-0- and $-0-, respectively, for the year ended December 31, 2005, compared to $25,000 and $15,000, respectively, during 2004. Trailer lease revenues and operations support decreased due to all of the Partnership's trailers being placed on a direct finance lease in 2004. The lessee of these trailers prepaid the lease in full in 2005.

(b) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $5.6 million for the year ended December 31, 2005 decreased from $6.3 million for the same period in 2004. Significant variances are explained as follows:

(i) A $0.5 million decrease in depreciation and amortization expenses from 2004 levels reflecting the decrease of $0.5 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned;

(ii) General and administrative expenses decreased $0.4 million during the year ended December 31, 2005 compared to 2004 due to a decrease of $0.3 million due to lower professional costs associated with the search for potential equipment acquisitions and a decrease of $0.1 million due to lower administrative costs;

(iii) A $0.3 million decrease in interest expense resulted from lower average borrowings outstanding in the year ended December 31, 2005 compared to 2004; and

(iv) Recovery of bad debts decreased $0.6 million in the year ended December 31, 2005 compared to 2004. During the year ended December 31, 2004, recovery of bad debts of $0.6 million was due to the collection of a receivable from one former aircraft lessee that had been previously reserved for as a bad debt. A similar event did not occur during 2005.

(c) Gain on Disposition of Owned Equipment

The gain on disposition of owned equipment for the year ended December 31, 2005 totaled $0.7 million, and resulted from the disposal of a commercial aircraft and marine containers with a net book value of $0.2 million for proceeds of $0.4 million. The gain on disposition of $0.7 million included the reversal of $0.5 million unused engine reserves related to the sold commercial aircraft. Gain on disposition of owned equipment for the year ended December 31, 2004 totaled $0.2 million, and resulted from the sale of marine containers and trailers with a net book value of $0.1 million for proceeds of $0.3 million.

(d) Equity in Net Loss of Equity investments

Equity in net loss of equity investments represents the Partnership's share of the net loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. The following table presents equity in net loss by equipment type (in thousands of dollars):

	For the Years Ended December 31,
	2005	2004
Aircraft	$(1,044)	$(305)
Machinery and other equipment	(1,212)	(267)
Equity in net loss of equity investments	$(2,256)	$(572)

The following equity investment discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation and amortization expenses, operations support, interest expense, and general and administrative expenses:

Aircraft: As of December 31, 2005, the Partnership owned an interest in three trusts that each own a commercial aircraft and an interest in two entities that were formed in the third quarter of 2004 each owning two Boeing 737-500 commercial aircraft. As of December 31, 2004, the Partnership owned an interest in three trusts that each own a commercial aircraft, an interest in two entities that were formed in the third quarter of 2004 each owning two Boeing 737-500 commercial aircraft, and an interest in an entity owning other aircraft related assets. The entity owning aircraft related assets was dissolved in the fourth quarter of 2005.

During the year ended December 31, 2005, lease revenues of $3.9 million were offset by depreciation and amortization expense, operations support, interest expense and general and administrative expenses of $5.0 million. During the same period of 2004, lease revenues of $2.5 million were partially offset by depreciation and amortization expense, operations support, interest expenses, and administrative expenses of $2.9 million.

Aircraft revenues increased $1.3 million due to the Partnership's investment into two entities during the third quarter of 2004 that each own two Boeing 737-500 commercial aircraft. These aircraft were owned and on-lease for twelve months of 2005 compared to being owned and on lease for approximately four months of 2004.

Depreciation and amortization expense, operations support, interest expense and general and administrative expenses increased $2.1 million during the year ended December 31, 2005 compared to 2004 resulting from an increase in depreciation and amortization expense of $1.4 million caused by the Partnership's investment during the third quarter of 2004 into two entities each owning two Boeing 737-500 commercial aircraft and an increase of $0.6 million caused by interest expense from the non-recourse debt financing the two Boeing 737-500 commercial aircraft in each of the entities the Partnership invested in during the third quarter of 2004. The Partnership had an interest in these two entities owning commercial aircraft for twelve months of 2005 compared to approximately four months of 2004.

Machinery and other equipment: As of December 31, 2005 and 2004, the Partnership owned an interest in an entity formed in the fourth quarter of 2004 that owned machinery and other equipment. During the year ended December 31, 2005, lease revenues of $0.8 million were offset by depreciation and amortization expense and administrative expenses of $2.0 million. During 2004, lease revenues of $0.1 million were offset by depreciation and amortization expense and administrative expenses of $0.4 million.

Machinery and other equipment lease revenues increased $0.7 million due to the Partnership owning this entity for the entire year of 2005 compared to being owned for approximately one month of 2004.

Machinery and other equipment depreciation and amortization expense and administrative expenses increased $1.7 million due to the Partnership owning this entity for the entire year of 2005 compared to being owned for approximately one month of 2004.

(e) (Loss) Income from Operation of Discontinued Operations

During the year ended December 31, 2005, the Partnership's railcar operations, which are being accounted for as a discontinued operation, generated a loss from operations of $0.2 million compared to income of $0.1 million during 2004.

(f) Gain on Disposition of Discontinued Operations

The Partnership had a gain on disposition of discontinued operations from the sale of its railcar assets of $3.0 million in the year ended December 31, 2005 compared to $-0- during 2004.

(g) Net Income

As a result of the foregoing, the Partnership had net income of $8.8 million for the year ended December 31, 2005, compared to net income of $0.6 million during the same period of 2004. The Partnership's ability to operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the year ended December 31, 2005 is not necessarily indicative of future periods.

(G) Geographic Information

Certain of the Partnership’s equipment operates in international markets. Although these operations expose the Partnership to certain currency, political, credit, and economic risks, the General Partner believes these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing is conducted in United States (US) dollars. Political risks are minimized by avoiding operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees may range from letters of credit supported by US banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to Note 7 to the financial statements for information on the lease revenues, net income (loss), and net book value of equipment in the various geographic regions.

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

The Partnership's owned equipment and investments in equipment owned by equity investments on lease to US-domiciled lessees consists of aircraft, trailers and machinery and other equipment. During 2005, US lease revenues accounted for 18% of the total lease revenues of wholly and jointly owned equipment. This region reported a net loss of $2.3 million in 2005. The primary reason for this loss was due to the double-declining balance method of depreciation that results in greater depreciation in the first years an asset is owned.

The Partnership's owned equipment and investments in equipment owned by an equity investment on lease to a South American-domiciled lessee consists of aircraft. During 2005, South American lease revenues accounted for 4% of the total lease revenues of wholly and jointly owned equipment. This region reported a net income of $0.9 million. The primary reason for income in this region was due to the gain on disposition of an aircraft.

The Partnership's owned equipment on lease to lessees in the rest of the world consists of marine vessels and marine containers. The marine vessels and marine containers were moved on a regular basis to locations throughout the world. During 2005, lease revenues for these operations accounted for 78% of the total lease revenues of wholly and jointly owned equipment while this region reported a net income of $8.1 million.

(H) Inflation

Inflation had no significant impact on the Partnership's operations during 2005 or 2004.

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

The Partnership may not reinvest cash flows generated from operations after January 1, 2005 into additional equipment. The Partnership will terminate on December 31, 2013, unless terminated earlier upon sale of all equipment and by certain other events. The General Partner is currently reviewing the strategic alternatives for the Partnership’s remaining assets. These alternatives include selling the Partnership’s remaining assets.

Disposition of the Partnership's equipment and investments in entities owning equipment may result in a reduction of cash flows from operations to the Partnership.

Factors affecting the Partnership’s contribution during the year 2006 and beyond include:

(1) Demand for marine containers is closely tied to worldwide economic conditions. Utilization of the Partnership's marine containers is expected to be in the low 90% range for at least the first six months of 2006. Marine container manufacturers have recently seen an increase in their inventory of marine containers. This increase may result in a decrease in utilization and lease rates earned on the Partnership's marine containers.

2,425 or 17% of the Partnership’s marine containers were on a fixed lease that converted to utilization based lease on January 1, 2006. As the market for marine containers is considerably softer than the period during which they were placed on the fixed leases, lease revenue on these marine containers is expected to decrease up to 25% beginning in the first quarter of 2006.

The lessee of 3,544, or 25% of the Partnership's marine containers, has the option to purchase these marine containers in the first and second quarters of 2006. The Partnership received notification from the lessee in 2006 that it will exercise this option. The sale of these marine containers will result in a significant decline in Partnership lease revenues;

(2) Market demand for used aircraft has been severely impacted by the poor financial condition of the airline industry.

The General Partner believes that the commercial aviation industry is recovering from several years of reduced travel; however, the General Partner views the recovery with caution as major increases in the cost of fuel have added another factor to the poor financial condition of the airlines. The General Partner believes that stabilization of fuel prices will be critical for the recovery in the airline industry to continue.

The Partnership owns an equity interest in a trust that owns a Boeing 737-300 Stage III commercial aircraft that is on lease to a South American carrier through April 2008. During 2005, the operator of this aircraft struggled financially but has been continuously supported by its local government. Should a default occur, we expect the Partnership would be able to re-lease the aircraft relatively quickly and for at least the same lease rate.

The Partnership has an equity interest in entities owning a total of six aircraft on lease to two major United States (US) airlines. While the General Partner is not aware of any specific liquidity problems in regards to these lessees, the poor financial condition of the US airline industry, which has included several bankruptcies in the last twelve months, indicate there could be collection issues related to these lessees in the future;

(3) The Partnership's two owned dry-bulk marine vessels are on fixed-rate leases through November 2006 and February 2007, respectively. During 2005, a new 12 month lease was negotiated at a significantly higher rate than the previous lease rate for one of the Partnership's owned marine vessels which is scheduled to end later in 2006. The Partnership's other marine vessel, whose lease expired in January 2006, has been renewed at current market rates which are approximately 33% lower than the previous lease rate. Bulk markets rates are showing signs of softening from their record highs and it is expected that the marine vessel whose lease expires later in 2006 will be offered for renewal to the same lessee at similar charter rates as the other owned marine vessel;

(4) The management fee rate paid by the Partnership is being reduced by 25% due to a litigation settlement in a prior year during the period from January 1, 2005 through June 30, 2006;

(5) The Partnership's debt was prepaid in the fourth quarter of 2005 and, accordingly, interest expense will decrease in the future;

(6) While the Partnership is scheduled to terminate on December 31, 2013, the General Partner is currently reviewing the strategic alternatives for the Partnership’s remaining assets. These alternatives include selling the Partnership’s remaining assets and assets owned by entities in which the Partnership has an equity interest;

(7) The timing and amount of future cash distributions to the limited partners and the General Partner will be based on the cash position of the Partnership and operational requirements. The General Partner does not anticipate any future cash distributions to the limited partners and the General Partner until the Partnership has significant additional asset dispositions; and

(8) Beginning in 2005, in order to prevent the Partnership from being considered publicly traded and to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the General Partner began limiting the number of limited partnership units to be traded to 2% per year of the total outstanding units.

Several other factors may affect the Partnership's operating performance in 2006 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

(1) Re-pricing Risk

Certain of the Partnership's marine vessels and marine containers will be remarketed in 2006 as existing leases expire, exposing the Partnership to re-pricing risk/opportunity.

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

(K) Distribution Levels and Additional Capital Resources

The Partnership's initial contributed capital was composed of the proceeds from its initial offering of $107.4 million, supplemented by permanent debt in the amount of $23.0 million. The Partnership may no longer purchase equipment with cash flow from operations. The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above. The Partnership intends to rely on operating cash flow to meet its operating obligations and make cash distributions to its limited partners.

Cash distributions when paid to the limited partners generally consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents and the residual value realized for each asset at its disposal.

The General Partner believes that sufficient cash flow will be available in the future to meet Partnership operating cash flow requirements.

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

None.

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

ITEM 8B. OTHER INFORMATION

(A) Reports on Form 8-K

(1) Form 8-K dated October 31, 2005, announcing a cash distribution to the partners.

(2) Form 8-K dated November 15, 2005 announcing the sale of PLM Financial Services, Inc. and the announcement of elections of officers and appointments of directors of PLM Financial Services, Inc..

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM Financial Services, Inc. are as follows:

Name	Age	Position

Paul M. Leand, Jr,	39	Chairman of the Board of Directors, President and Secretary of PLM Financial Services, Inc.

Michael Dockman	42	Director, PLM Financial Services, Inc.

James G. Dolphin	38	Director, PLM Financial Services, Inc.

Richard K Brock	43	Chief Financial Officer, PLM Financial Services, Inc.

Paul M. Leand, Jr, 39, was elected in November 2005 as the Chairman of the Board of Directors and appointed the President and Secretary of PLM Financial Services, Inc.(FSI). Mr. Leand joined the predecessor of AMA Capital Partners LLC (AMA) in 1998 and has been AMA’s CEO since 2004. Mr. Leand developed AMA’s restructuring practice in the maritime industry and has led many mergers and acquisitions. Mr. Leand has extensive experience in structuring leasing and debt facilities. Prior to joining AMA, Mr. Leand was employed at The First National Bank of Maryland where he managed the bank’s railroad and maritime divisions.

Michael Dockman, 42, was elected in November 2005 to FSI’s board of directors. Mr. Dockman joined AMA Capital Partners in 2005 as a Managing Director. Mr. Dockman is involved in merger and acquisitions and structured financings in the domestic transportation marketplace. Prior to joining AMA, Mr. Dockman was with Railroad Financial Corporation, a leading investment bank focused on the rail industry.

James G. Dolphin, 38, was elected in November 2005 to FSI’s board of directors. Mr. Dolphin joined AMA in 2001 and is AMA’s President. Mr. Dolphin is involved in AMA’s strategic advisory work in the shipping industry. Prior to joining AMA, Mr. Dolphin led the global freight transportation management consulting practice at Booz Allen Hamilton.

Richard K Brock, 43, was appointed Chief Financial Officer of PLM Financial Services, Inc. in August 2002. From June 2001 through August 2002, Mr. Brock was a consultant to various leasing companies including PLM Financial Services, Inc. From October 2000 through June 2001, Mr. Brock was a Director of PLM Financial Services, Inc. Mr. Brock was appointed Vice President and Chief Financial Officer of PLM International, Inc. and PLM Financial Services, Inc. in January 2000, having served as Acting Chief Financial Officer since June 1999 and as Vice President and Corporate Controller of PLM International, Inc. and PLM Financial Services, Inc. since June 1997. Prior to June 1997, Mr. Brock served as an accounting manager at PLM Financial Services, Inc. beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994.

The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM Financial Services, Inc..

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

ITEM 10. EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees.  The Partnership had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) Security Ownership of Certain Beneficial Owners

The General Partner is generally entitled to a 5% interest in the profits and losses (subject to certain allocations of income), and cash distributions. As of December 31, 2005, no investor was known by the General Partner to beneficially own more than 5% of the limited partnership units of the Partnership.

(B) Security Ownership of Management

Neither the General Partner and its affiliates nor any executive officer or director of the General Partner and its affiliates owned any limited partnership units of the Partnership as of December 31, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) Transactions with Management and Others

During 2005 the Partnership paid or accrued the following fees to FSI or its affiliates: management fees, $0.7 million; and administrative and data processing services performed on behalf of the Partnership, $0.2 million.

During 2005, the Partnership's discontinued operations paid or accrued the following fees to FSI or its affiliates: acquisition fees, $33,000; lease negotiation fees, $11,000; management fees, $8,000; and administrative and data processing services performed on behalf of the Partnership, $21,000.

During 2005, the Partnership’s proportional share of ownership in equity investments paid or accrued the following fees to FSI or its affiliates: management fees, $0.2 million; and administrative and data processing services performed on behalf of these entities, $32,000.

During 2005, the Partnership’s proportional share of ownership in the discontinued operation of an equity investment paid or accrued the following fees to FSI or its affiliates: management fees, $0.1 million; and administrative and data processing services performed on behalf of this entity, $0.2 million.

The balance due to affiliates as of December 31, 2005 includes $0.1 million due to FSI for management fees and $0.7 million due to affiliated equity investments.

ITEM 13. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) 1. Financial Statements

The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-KSB.

(B) Financial Statement Schedule

None.

(C) Exhibits

4
Third Amended and Restated Limited Partnership Agreement of Partnership, incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-55796), which became effective with the Securities and Exchange Commission on May 25, 1993.

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

10.8
PLM CAL II LLC equipment purchase agreement dated August 26, 2004, incorporated by reference to the Partnership’s Form 10-QSB dated September 30, 2004 filed with the Securities and Exchange Commission on November 12, 2004.

10.9
First Amendment to Amended and Restated Warehouse Credit Agreement dated September 3, 2004, incorporated by reference to the Partnership’s Form 10-QSB dated September 30, 2004 filed with the Securities and Exchange Commission on November 12, 2004.

10.10
Modification of Settlement Agreement between PLM Worldwide Leasing Corp. and Varig S.A. dated September 24, 2004, incorporated by reference to the Partnership’s Form 10-KSB dated December 31, 2004 filed with the Securities and Exchange Commission on March 29, 2005.

10.11
Trust Indenture and Mortgage 645 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I, incorporated by reference to the Partnership’s Form 10-KSB dated December 31, 2004 filed with the Securities and Exchange Commission on March 29, 2005.

10.12
Trust Indenture and Mortgage 646 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I, incorporated by reference to the Partnership’s Form 10-KSB dated December 31, 2004 filed with the Securities and Exchange Commission on March 29, 2005.

10.13
Trust Indenture and Mortgage 647 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II, incorporated by reference to the Partnership’s Form 10-KSB dated December 31, 2004 filed with the Securities and Exchange Commission on March 29, 2005.

10.14
Trust Indenture and Mortgage 648 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II, incorporated by reference to the Partnership’s Form 10-KSB dated December 31, 2004 filed with the Securities and Exchange Commission on March 29, 2005.

10.15
Trust Indenture and Mortgage 645 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I, incorporated by reference to the Partnership’s Form 10-KSB dated December 31, 2004 filed with the Securities and Exchange Commission on March 29, 2005.

10.16
Trust Indenture and Mortgage 646 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I, incorporated by reference to the Partnership’s Form 10-KSB dated December 31, 2004 filed with the Securities and Exchange Commission on March 29, 2005.

10.17
Trust Indenture and Mortgage 647 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II, incorporated by reference to the Partnership’s Form 10-KSB dated December 31, 2004 filed with the Securities and Exchange Commission on March 29, 2005.

10.18
Trust Indenture and Mortgage 648 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II, incorporated by reference to the Partnership’s Form 10-KSB dated December 31, 2004 filed with the Securities and Exchange Commission on March 29, 2005.

10.19
Second Amendment to Amended and Restated Warehouse Credit Agreement dated October 20, 2004, incorporated by reference to the Partnership’s Form 10-QSB dated September 30, 2004 filed with the Securities and Exchange Commission on November 12, 2004.

10.20
Third Amendment to Amended and Restated Warehouse Credit Agreement dated December 28, 2004, incorporated by reference to the Partnership’s Form 10-KSB dated December 31, 2004 filed with the Securities and Exchange Commission on March 29, 2005.

10.21
Fourth Amendment to Amended and Restated Warehouse Credit Agreement dated March 24, 2005, incorporated by reference to the Partnership’s Form 10-KSB dated December 31, 2004 filed with the Securities and Exchange Commission on March 29, 2005.

10.22
Fifth Amendment to Amended and Restated Warehouse Credit Agreement dated July 26, 2005, incorporated by reference to the Partnership’s Form 10-QSB dated June 30, 2005 filed with the Securities and Exchange Commission on August 10, 2005.

10.23
Asset Purchase Agreement dated as of August 4, 2005 by and among the Partnership, CIT Group, Inc., et al. incorporated by reference to the Partnership’s Form 8-K dated August 18, 2005, filed with the Securities and Exchange Commission on August 24, 2005.

14	PLM Financial Services Inc. Code of Ethics, incorporated by reference to the Partnership’s Form 10-KSB dated December 31, 2003 filed with the Securities and Exchange Commission on March 29, 2004.

31.1	Certificate of President of the General Partner pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer of the General Partner pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32.1	Certificate of President of the General Partner pursuant to Section 906 of Sarbanes - Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer of the General Partner pursuant to Section 906 of Sarbanes - Oxley Act of 2002.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The table below list principal accountant fees and services (in thousands of dollars):

Audit	Audit	Tax	All Other
Fees	Related Fees	Fees	Fees

Year Ended December 31, 2005	$116	$--	$--	$--

Year Ended December 31, 2004	$73	$--	$--	$--

It is the policy of the Board of Directors that it pre-approves all of the services described above in this Item 14.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Partnership has no directors or officers.  The General Partner has signed on behalf of the Partnership by duly authorized officers.

Dated: March 29, 2006	PLM EQUIPMENT GROWTH & INCOME FUND VII
PARTNERSHIP

	By:	PLM Financial Services, Inc.
General Partner

	By:	/s/ Paul M. Leand
Paul M. Leand
President

	By:	/s/ Richard K Brock
Richard K Brock
Chief Financial Officer

CERTIFICATION

The undersigned hereby certifies, in their capacity as a director of the General Partner of PLM Equipment Growth & Income Fund VII (the Partnership), that the Annual Report of the Partnership on Form 10-KSB for the year ended December 31, 2005, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.

Name	Capacity	Date

/s/ Paul M. Leand
Paul M. Leand	Director, FSI	March 29, 2006

/s/ Michael Dockman
Michael Dockman	Director, FSI	March 29, 2006

/s/ James G. Dolphin
James G. Dolphin	Director, FSI	March 29, 2006

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
INDEX TO FINANCIAL STATEMENTS

(Item 13(a))

Page

Report of independent registered public accounting firm	25

Balance sheets as of December 31, 2005 and 2004	26

Statements of income for the years ended
December 31, 2005 and 2004	27

Statements of changes in partners' capital for the
years ended December 31, 2005 and 2004	28

Statements of cash flows for the years ended
December 31, 2005 and 2004	29

Notes to financial statements	30-47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
PLM Equipment Growth & Income Fund VII:

We have audited the accompanying balance sheets of PLM Equipment Growth & Income Fund VII, a limited partnership (the Partnership), as of December 31, 2005 and 2004, and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. The audits also include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth & Income Fund VII at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

New York, New York
March 24, 2006

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
BALANCE SHEETS
December 31,
(in thousands of dollars, except unit amounts)

Assets	2005	2004

Equipment held for operating leases, at cost	$60,143	$66,096
Less accumulated depreciation	(46,815)	(48,770)
Net equipment	13,328	17,326

Cash and cash equivalents	6,779	4,635
Accounts and other receivables	1,760	2,303
Equity investments in affiliated entities	9,668	13,552
Other assets, net of accumulated amortization of
$19 in 2005 and $231 in 2004	228	401
Assets held for sale	23	4,382

Total assets	$31,786	$42,599

Liabilities and partners’ capital

Liabilities

Accounts payable and accrued expenses	$199	$210
Due to affiliates	866	924
Notes payable	--	4,000
Reserve for repairs	921	1,888
Lessee deposits and prepaid revenues	540	383
Liabilities held for sale	62	68
Total liabilities	2,588	7,473

Commitments and contingencies

Partners' capital

Limited partners (4,981,450 limited partnership units outstanding)	29,198	35,126
General Partner	--	--
Total partners' capital	29,198	35,126

Total liabilities and partners' capital	$31,786	$42,599

See accompanying notes to financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
STATEMENTS OF INCOME
For the Years Ended December 31,
(in thousands of dollars, except weighted-average limited partnership unit amounts)

	2005	2004
Revenues
Lease revenue	$17,498	$11,143
Interest and other income	307	263
Gain on disposition of equipment	688	154
Total revenues	18,493	11,560

Expenses
Depreciation and amortization	3,827	4,346
Operations support	4,563	4,284
Management fees to affiliate	658	626
Interest expense	287	612
General and administrative expenses to affiliates	167	324
Other general and administrative expenses	691	900
Recovery of bad debts	--	(558)
Total expenses	10,193	10,534

Equity in net loss of equity investments	(2,256)	(572)

Income from continuing operations	6,044	454

Discontinued operations:
(Loss) income from operation of discontinued operations	(209)	141
Gain on disposition of discontinued operations	2,972	--
Income from discontinued operations	2,763	141

Net income	$8,807	$595

Partners’ share of net income

Limited partners	$8,070	$595
General Partner	737	--

Total	$8,807	$595

Limited partners' basic earnings (loss) per
weighted-average limited partnership unit:
Income from continuing operations	$1.06	$0.09
(Loss) income from operation of discontinued operations	(0.04)	0.03
Gain on disposition of discontinued operations	0.60	--
	$1.62	$0.12

See accompanying notes to financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 2005 and 2004
(in thousands of dollars)

	Limited	General
	Partner	Partner	Total

Partners' capital as of December 31, 2003	$34,531	$--	$34,531

Net income	595	--	595

Partners' capital as of December 31, 2004	35,126	--	35,126

Net income	8,070	737	8,807

Cash distribution	(13,998)	(737)	(14,735)

Partners' capital as of December 31, 2005	$29,198	$--	$29,198

See accompanying notes to financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(in thousands of dollars)

	2005	2004

Operating activities
Net Income (Revised)	$8,807	$595
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation	3,824	4,343
Amortization	3	3
Amortization of debt placement costs	24	26
Recovery of bad debts	--	(558)
Gain on disposition of equipment	(688)	(154)
Equity in net loss from equity investments	2,256	572
Distributions from equity investments	1,628	1,623
Changes in operating assets and liabilities:
Accounts and other receivables	543	626
Other assets	(136)	296
Accounts payable and accrued expenses	(11)	(454)
Due to affiliates	(58)	(31)
Reserve for repairs	(467)	855
Lessee deposits and prepaid revenues	157	231
Cash provided by operating activities of continuing operations	15,882	7,973
Cash (used in) provided by operating activities of
discontinued operations	(1,752)	126
Net cash provided by operating activities	14,130	8,099

Investing activities
Investments in equity investments	--	(22,067)
Non-operating distributions from equity investments	--	11,196
Decrease in restricted cash	--	60
Collections on finance lease receivable	282	131
Proceeds from disposition of equipment	362	287
Cash provided by (used in) investing activities of continuing
operations	644	(10,393)
Cash provided by investing activities of discontinued operations	6,105	2,294
Net cash provided by (used in) investing activities	6,749	(8,099)

Financing activities
Payments on notes payable	(4,000)	(4,000)
Cash distribution paid to limited partners	(13,998)	--
Cash distribution paid to General Partner	(737)	--
Net cash used in financing activities	(18,735)	(4,000)

Net increase (decrease) in cash and cash equivalents	2,144	(4,000)
Cash and cash equivalents at beginning of period	4,635	8,635
Cash and cash equivalents at end of period	$6,779	$4,635

Supplemental information
Interest paid	$263	$586
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

PLM Financial Services, Inc. (FSI) is the General Partner of the Partnership and manages the affairs of the Partnership. On November 15, 2005, PLM International, Inc., the former parent company of FSI, sold all the issued and outstanding shares of common stock of FSI to AMA CP Fund I Inc.

The Partnership may not reinvest cash flow generated from operations after January 1, 2005 into additional equipment. The Partnership will terminate on December 31, 2013, unless terminated earlier upon the sale of all of the equipment or by certain other events. The General Partner is currently reviewing the strategic alternatives for the Partnership’s remaining assets. These alternatives include selling the Partnership’s remaining assets and assets in entities in which the Partnership has an equity interest.

The Partnership's consolidated financial statements contained in the 2005 annual report have been prepared in accordance with the requirements for a Small Business Issuer as prescribed by Regulation S-B under the Securities Exchange Act of 1934. Generally, a Small Business Issuer cannot file under Regulation S-B if its annual revenues or public float exceed $25.0 million for two consecutive years.

Estimates

These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

Accounting for Leases

The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the lessor records the leased asset at cost and depreciates the leased asset over its estimated useful life. Rental payments are recorded as revenue on a straight-line basis over the lease term as earned. Lease origination costs are capitalized and amortized over the term of the lease. The Partnership occasionally leases equipment with lease terms that qualify for direct finance lease classification, as required by Statement of Financial Accounting Standards No. 13, “Accounting for Leases”.

Revenue Recognition

Revenues are generally earned by placing equipment under operating leases. A portion of the Partnership's marine containers are leased to operators of utilization-type leasing pools, which include equipment owned by unaffiliated and affiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. The remaining Partnership leases for marine containers are based on a fixed rate. Rents for all other equipment are based on fixed rates.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation (continued)

Depreciation and Amortization

Depreciation of equipment held for operating leases is computed on the double-declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 12 years for transportation equipment and 7 years for non-transportation equipment. The depreciation method changes to straight line when the annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Acquisition fees paid to the General Partner (see Notes 2 and 3 to the financial statements) and certain other acquisition costs have been capitalized as part of the cost of the equipment. Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the estimated remaining life of the equipment. Lease negotiation fees are included in other assets and are amortized over the initial equipment lease term.

Debt placement fees were included in other assets and were amortized over the term of the loan using either the effective interest or the straight-line method if that method approximates the effective interest method and are included in interest expense in the accompanying statements of income. (see Note 11 to the financial statements)

Equipment

Equipment held for operating leases is recorded at cost and depreciated over its useful life.

The Partnership evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying values of such assets may not be recoverable such as when cash-flows decrease, there are unexpected maintenance issues or when economic conditions in which the equipment operate deteriorates. Losses for impairment are recognized when the undiscounted cash flows estimated to be realized from a long-lived asset are determined to be less than the carrying value of the asset and the carrying amount of long-lived assets exceeds their fair values. The determination of fair value for a given investment requires several considerations, including but not limited to, income expected to be earned from the asset, estimated sales proceeds, and holding costs excluding interest.

The estimate of the fair value of the Partnership’s owned equipment and equipment owned by entities in which the Partnership has an equity interest is based on the opinion of the Partnership’s equipment managers using data, reasoning and analysis of prevailing market conditions of similar equipment, data from recent purchases, independent third party valuations and discounted cash flows.

Equity Investments in Affiliated Entities

The Partnership has equity interests in entities that own transportation equipment and other types of equipment. All major business decisions for these entities must be decided by a unanimous vote of the owners. Accordingly, the Partnership does not control these entities and these entities are accounted for using the equity method.

The Partnership’s interests in equity investments are managed by PLM Investment Management, Inc. (IMI), a wholly owned subsidiary of FSI or affiliates. The Partnership’s equity interest in the net income (loss) of equity investments is reflected net of management fees paid or payable to IMI or affiliates.

Discontinued Operations

During 2005, the Partnership and an investment entity in which the Partnership has an interest, sold all of their remaining railcars. Consequently, the results from this operation have been classified as discontinued operations for all periods presented. Assets and liabilities from discontinued operations have been classified as assets and liabilities held for sale for all periods presented. (see Note 2 to the financial statements)

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation (continued)

Repairs and Maintenance

Repairs and maintenance costs related to marine vessels are usually the obligation of the Partnership and are charged against operations as incurred. Costs associated with marine vessel dry-docking are estimated and accrued ratably over the period prior to such dry-docking. If a marine vessel is sold and there is a balance in the dry-docking reserve account for that marine vessel, the balance in the reserve account is included as additional gain on disposition. Maintenance costs of aircraft, marine containers, and machinery and other equipment are the obligation of the lessee. To meet the maintenance requirements of aircraft airframes and engines, reserve accounts are funded by certain lessees over the period of the lease based on the number of hours this equipment is used, times the estimated rate to repair this equipment. If repairs exceed the amount funded by the lessee, the Partnership may have the obligation to fund and accrue the difference. If an aircraft is sold and there is a balance in the reserve account for repairs to that aircraft, the balance in the reserve account is included as additional gain on disposition. The aircraft reserve accounts and marine vessel dry-docking reserve accounts are included in the accompanying balance sheets as reserve for repairs.

Net Income and Distributions

Special allocations of income are made to the General Partner to the extent necessary to cause the capital account balance of the General Partner to be zero as of the close of such year in accordance with the Limited Partnership Agreement. The limited partners' net income is allocated among the limited partners based on the number of limited partnership units owned by each limited partner. (see Note 8 to the financial statements)

Cash distributions of the Partnership are allocated 95% to the limited partners and 5% to the General Partner and may include amounts in excess of net income.

Cash distributions are recorded when declared.

For the year ended December 31, 2005, cash distributions declared and paid totaled $14.0 million ($2.81 per limited partnership unit) to the limited partners and $0.7 million to the General Partner. No cash distributions were declared or paid to the limited partners or General Partner during the year ended December 31, 2004.

Basic Earnings (Loss) Per Weighted-Average Limited Partnership Unit

Basic earnings (loss) per weighted-average limited partnership unit was computed by dividing income from continuing operations, (loss) income from operation of discontinued operations and the gain on disposition of discontinued operations attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the year. The weighted-average number of limited partnership units deemed outstanding during the years ended December 31, 2005 and 2004 was 4,981,450. (see Note 8 to the financial statements) All special allocations of income to the General Partner are included in basic earnings from continuing operations.

Cash and Cash Equivalents

The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short-term nature of the investments.

Accounts Receivable

The Partnership generally invoices its lessees monthly for the lease of its equipment. The Partnership reserves as bad debts any unpaid account receivable that is past due over 90 days. The Partnership will also reserve any unpaid receivable as a bad debt when circumstances indicate that it will not be paid,

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation (continued)

Accounts Receivable

such as when the lessee goes into bankruptcy. Unpaid receivables are written-off only when all collection efforts have been exhausted.

Fair Value of Financial Instruments

The Partnership's financial instruments consist of cash and cash equivalents, accounts and other receivables, accounts payable and accrued expenses, due to affiliates and notes payable. The fair value of cash and cash equivalents, accounts and other receivables, accounts payable and accrued expenses, and due to affiliates approximates book value due to their short-term nature. The fair value of the Partnership's note payable at December 31, 2004 approximated its book value as the fixed rate on the debt approximated the market rate for similar debt. The notes payable were repaid in 2005. (see Note 11 to the financial statements)

Comprehensive Income

The Partnership’s comprehensive income is equal to net income for the years ended December 31, 2005 and 2004.

Statements of Cash Flows

In the Partnership's December 31, 2005 Form 10-KSB, the Partnership has reconciled to cash flow from operations beginning with the caption "Net income". In the Partnership's September 30, 2005 filing of the Form 10-QSB, the reconciliation began with "Income from continuing operations".

New Accounting Standards

In December 2004, Financial Accounting Standards Board issued Statement 153, "Exchanges of Non-monetary Assets" (Statement 153), an amendment of Accounting Principles Board Opinion No. 29. Statement 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance - that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The General Partner does not believe that adoption of Statement 153 will have a significant effect on the Partnership's financial statements.

At the June 15 -16, 2005 Emerging Issues Task Force (EITF) meeting, the EITF reached a consensus on Issue No. 04-05 entitled "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" (Issue 04-05). The consensus provides a framework for addressing when a general partner, or general partners as a group, controls a limited partnership or similar entity. Additionally, on July 14, 2005, the Financial Accounting Standards Board issued a Staff Position FSP-78-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-05” which amends the guidance in AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures”, to be consistent with EITF Issue No. 04-05. The effective dates of this issue and technical position depend on whether the partnership agreement is new or modified, and is therefore effective for the Partnership no later than the beginning of the first quarter of 2006. The General Partner is currently evaluating the effect that this Issue and Staff Position will have on the Partnership’s financial position and results of operations.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the 2005 presentation. These reclassifications did not have any effect on total assets, total liabilities and net income.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

2. Discontinued Operations

During 2005, the Partnership and several affiliated entities (collectively, the Sellers), including PLM Rail Partners (Rail Partners), an entity in which the Partnership had a 34% ownership interest, entered into an Asset Purchase Agreement to sell the railcar business of the Sellers, which included railcars owned and leased by the Sellers as well as management contracts pursuant to which the Sellers managed the railcars of third parties. The sale of the railcar business was completed on August 18, 2005.

The Partnership received net proceeds of $6.0 million from the disposition of its railcar assets including its interest in Rail Partners resulting in a gain on disposition of discontinued operations of $3.0 million. The amount received by the Partnership and Rail Partners was based on the appraised value of the railcars sold by the Partnership and Rail Partners to the purchaser, as determined by an independent third party appraiser or, for railcars manufactured in 2005, the greater of the appraised value or the actual cost. The proceeds received from Rail Partners by the Partnership was net of Rail Partner's repayment of its debt. During the third quarter of 2005, some immaterial costs for bonuses that were paid are included in general and administrative expenses.

Accordingly, the Partnership's railcar leasing operations including its equity investment in Rail Partners are accounted for as discontinued operations.

(Loss) income from operation of discontinued operations for the years ended December 31, are as follows (in thousands of dollars):

	2005	2004
Revenues
Lease revenue	$118	$1,160
Interest and other income	29	36
Gain on disposition of equipment	85	567
Total revenues	232	1,763

Expenses
Depreciation and amortization	114	734
Operations support	69	399
Management fees to affiliate	8	84
General and administrative expenses to affiliates	21	109
General and administrative expenses	41	162
Recovery of bad debts	(10)	(39)
Total expenses	243	1,449

Equity in net loss of equity investments	(198)	(173)

(Loss) income from operation of discontinued operations	$(209)	$141

Gain on disposition of discontinued operations	$2,972	$--

Assets and liabilities held for sale as of December 31 are as follows (in thousands of dollars):

Assets	2005	2004
Equipment held for operating leases, net	$--	$213
Restricted cash	--	1,998
Accounts receivable, net	23	55
Equity investment in affiliated entity	--	2,024
Other assets, net	--	92
Total assets held for sale	$23	$4,382
Liabilities
Account payable and other liabilities	$62	$40
Due to affiliates	--	28
Total liabilities held for sale	$62	$68

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

2. Discontinued Operations (continued)

Transactions with General Partner and Affiliates - Discontinued Operations

During 2005 and 2004, the Partnership's discontinued operations incurred these types of costs to FSI or its affiliates; acquisition, lease negotiation and management fees and data processing and administrative expenses. The components of these fees and expenses incurred to FSI or its affiliates were as follows (in thousands of dollars):

	Owned Equipment		Equity Investments
For the years ended December 31,	2005	2004	2005	2004
Acquisition fees	$33	$180	$--	$--
Lease negotiation fees	11	40	--	--
Management fees	8	84	79	70
Data processing and administrative
expenses	21	109	151	64

During 2004, the Partnership purchased $4.0 million in railcars from FSI or its affiliates. The Partnership's cost for the railcars purchased from FSI was the lower of FSI's or its affiliates cost or the fair market value at the time of purchase. In addition, the Partnership transferred 406 owned railcars with a net book value of $9.8 million into Rail Partners. Rail Partners was owned with two affiliated partnerships that also transferred owned railcars into this entity. Rail Partners was dissolved in the fourth quarter of 2005.

3. Transactions with General Partner and Affiliates

The Partnership's owned equipment and interests in equity investments are managed by IMI, under a continuing management agreement. IMI receives a monthly management fee from the Partnership for managing the equipment.

The equipment management agreement, subject to certain reductions, requires the payment of a monthly management fee attributable to either owned equipment or interests in equipment owned by the equity investments to be paid to IMI in an amount equal to the lesser of (i) the fees that would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, (b) 2% of the gross lease revenues, as defined in the agreement, that is subject to full payout net leases, and (c) 7% of the gross lease revenues attributable to equipment for which IMI provides both management and additional services relating to the continued and active operation of program equipment, such as on-going marketing and re-leasing of equipment, hiring or arranging for the hiring of crew or operating personnel for equipment, and similar services.

As part of the settlement of litigation against the General Partner and its affiliates in a prior year, Partnership management fees are reduced 25% for the period January 1, 2005 through June 30, 2006.

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

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

3. Transactions with General Partner and Affiliates (continued)

The General Partner is entitled to 5% of cash available for distribution.

The General Partner can earn a subordinated incentive fee as defined in the limited partnership agreement after the limited partners receive a minimum return on, and a return of, their invested capital. The General Partner does not anticipate that the conditions required to earn this fee will be met.

PLM Transportation Equipment Corp. (TEC), a subsidiary of the General Partner, will also be entitled to receive an equipment liquidation fee equal to the lesser of (i) 3% of the sales price of equipment sold on behalf of the Partnership or (ii) 50% of the "Competitive Equipment Sale Commission," as defined in the agreement, if certain conditions are met. The General Partner does not anticipate that the conditions required to earn this fee will be met.

The Partnership had equity investments in affiliated entities that own equipment and other assets during 2005 and 2004. (see Note 5 to the financial statements)

During 2004, the Partnership, two affiliated programs and a non-affiliated third party, formed two investment entities which each purchased two commercial aircraft. The Partnership's net investment in these entities was $3.6 million. In addition, the Partnership, two affiliated programs and a non-affiliated third party also formed a tenancy-in-common which purchased certain machinery and other equipment used in hospitals. The Partnership's net investment in this entity was $7.3 million. (see Note 5 to the financial statements)

The balance due to affiliates as of December 31, 2005 includes $0.1 million due to FSI for management fees and $0.7 million due to affiliated equity investments. The balance due to affiliates as of December 31, 2004 includes $0.2 million due to FSI for management fees and $0.7 million due to affiliated equity investments.

During the year ended December 31, 2005 and 2004, FSI or its affiliates were paid or accrued acquisition, lease negotiation, debt placement, and management fees and the Partnership reimbursed FSI or its affiliates for data processing and administrative expenses. The components of these fees and expenses paid or accrued to FSI or its affiliates were as follows (in thousands of dollars):

	Owned Equipment		Equity Investments
	2005	2004	2005	2004
Acquisition fees	$--	$--	$--	$1,010
Lease negotiation fees	--	--	--	224
Debt placement fees	--	--	--	138
Management fees	658	626	154	123
Data processing and administrative expenses	167	324	32	12

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

4. Equipment

The components of owned equipment as of December 31 are as follows (in thousands of dollars):

Equipment Held for Operating Leases	2005	2004

Marine containers	$37,931	$38,401
Marine vessels	22,212	22,212
Aircraft	--	5,483
	60,143	66,096
Less accumulated depreciation	(46,815)	(48,770)
Net equipment	$13,328	$17,326

Equipment held for operating leases is stated at cost less depreciation and any reductions to the carrying value.

As of December 31, 2005 and 2004, all owned equipment in the Partnership’s equipment portfolio was on lease.

During 2005, the Partnership disposed of a commercial aircraft and marine containers with a net book value of $0.2 million for proceeds of $0.4 million and reversed $0.5 million of unused engine reserves related to the sold commercial aircraft which resulted in a gain on disposition of $0.7 million.

During 2004, the Partnership disposed of marine containers and trailers with a net book value of $0.1 million for proceeds of $0.3 million which resulted in a gain on disposition of $0.2 million.

The lessee for 3,544 of the Partnership's marine containers has the option to purchase these marine containers in the first quarter of 2006. The purchase option for these marine containers is in excess of the net book value. Should the lessee exercise this option, lease revenues will be negatively impacted. (see Note 14 to the financial statements)

Future minimum rentals under non-cancelable operating leases, as of December 31, 2005, for owned equipment held for operating leases during each of the next five years and thereafter is approximately $7.0 million in 2006 and none thereafter. Per diem and short-term rentals consisting of utilization rate lease payments included in lease revenues amounted to $2.9 million in 2005 and $1.5 million in 2004.

5. Equity Investments Affiliated Entities

The Partnership owns assets jointly with affiliated programs and a non-affiliated third party. The accounting policies followed by the entities in which the Partnership has an equity investment are substantially the same as the Partnership's accounting policies.

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

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

5. Equity Investments in Affiliated Entities (continued)

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Partnership has an interest and the Partnership’s proportional share of equity in each entity (in thousands of dollars):

	TWA	TWA	Boeing
	S/N 49183	MD-82	737-300
As of December 31, 2005	Trust 1	Trust 2	Trust 3

Assets
Equipment less accumulated depreciation	$--	$419	$6,366
Accounts receivables	--	--	54
Due from affiliate	--	--	1,907
Total assets	$--	$419	$8,327
Liabilities
Accounts payable	$--	$--	$5
Due to affiliates	5	5	12
Lessee deposits and reserve for repairs	--	--	1,907
Total liabilities	5	5	1,924

Equity	(5)	414	6,403
Total liabilities and equity	$--	$419	$8,327

Partnership’s share of equity	$(3)	$212	$2,347

	PLM CAL I	PLM CAL II
As of December 31, 2005 (continued)	LLC 4	LLC 5	CFHS 6	Total

Assets
Equipment less accumulated depreciation	$24,568	$24,535	$13,446
Cash and cash equivalents	1,877	1,878	112
Accounts receivable	47	16	2,540	7
Other assets	477	477	79
Total assets	$26,969	$26,906	$16,177
Liabilities
Accounts payable	$447	$446	$--
Due to affiliates	6	6	98
Notes payable	23,937	23,919	--
Total liabilities	24,390	24,371	98

Equity	2,579	2,535	16,079
Total liabilities and equity	$26,969	$26,906	$16,177

Partnership’s share of equity	$665	$654	$5,793		$9,668

1	The Partnership owns a 50% interest in the TWA S/N 49183 Trust that was formed in 1998 that owns a MD-82 stage III commercial aircraft.
2  The Partnership owns a 50% interest in the TWA MD-82 Trust that was formed in 1998 that owns a MD-82 stage III commercial aircraft.
3	The Partnership owns a 38% interest in the Boeing 737-300 Trust that was formed in 1999 that owns a Boeing stage III commercial aircraft.
4	The Partnership owns a 26% interest in the PLM CAL I LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
5	The Partnership owns a 26% interest in the PLM CAL II LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
6	The Partnership owns a 36% interest in CFHS that was formed in the fourth quarter of 2004 that owns various types of machinery and equipment.
7.
CFHS accounts receivable represents unpaid lease payments since inception. The accounts receivable is not due until the end of the existing lease in November 2006 unless the lessee extends the lease in accordance with the lease agreement, in which case, the lessee can remain up to two years in arrears of its lease payments.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

5. Equity Investments in Affiliated Entities (continued)

	TWA	TWA	Boeing	PLM
	S/N 49183	MD-82	737-300	Worldwide
As of December 31, 2004	Trust 1	Trust 2	Trust 3	Leasing Corp. 4

Assets
Equipment less accumulated depreciation	$--	$1,677	$7,643	$--
Cash and cash equivalents	--	--	--	140
Accounts and note receivables	50	49	--	2,228
Due from affiliate	--	--	1,966	4
Other assets	--	--	6	--
Total assets	$50	$1,726	$9,615	$2,372
Liabilities
Accounts payable	$--	$--	$65	$2,205
Due to affiliates	8	8	5	--
Lessee deposits and reserve for repairs	--	--	1,966	--
Total liabilities	8	8	2,036	2,205

Equity	42	1,718	7,579	167
Total liabilities and equity	$50	$1,726	$9,615	$2,372

Partnership’s share of equity	$21	$878	$2,789	$42

	PLM CAL I	PLM CAL II
As of December 31, 2004 (continued)	LLC 5	LLC 6	CFHS 7	Total

Assets
Equipment less accumulated depreciation	$29,482	$29,442	$18,900
Cash and cash equivalents	1,897	1,897	125
Accounts receivable	--	--	260
Other assets	543	542	167
Total assets	$31,922	$31,881	$19,452
Liabilities
Accounts payable	$480	$480	$2
Due to affiliates	6	6	9
Notes payable	25,744	25,716	--
Lessee deposits and reserve for repairs	199	203	--
Total liabilities	26,429	26,405	11

Equity	5,493	5,476	19,441
Total liabilities and equity	$31,922	$31,881	$19,452

Partnership’s share of equity	$1,414	$1,409	$6,999	$13,552

1	The Partnership owns a 50% interest in the TWA S/N 49183 Trust that was formed in 1998 that owns a MD-82 stage III commercial aircraft.
2  The Partnership owns a 50% interest in the TWA MD-82 Trust that was formed in 1998 that owns a MD-82 stage III commercial aircraft.
3	The Partnership owns a 38% interest in the Boeing 737-300 Trust that was formed in 1999 that owns a Boeing stage III commercial aircraft.
4	The Partnership owned a 25% interest in PLM Worldwide Leasing Corp. that was formed in 1995 and dissolved in 2005 that owned aircraft related assets.
5	The Partnership owns a 26% interest in the PLM CAL I LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
6	The Partnership owns a 26% interest in the PLM CAL II LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
7	The Partnership owns a 36% interest in CFHS that was formed in the fourth quarter of 2004 that owns various types of machinery and equipment.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

5. Equity Investments in Affiliated Entities (continued)

The tables below set forth 100% of the lease revenues and interest and other income, depreciation and amortization expense, interest expense, operations support and administrative expenses, and net income (loss) of the entities in which the Partnership has an interest, and the Partnership‘s proportional share of income (loss) in each entity for the years ended December 31, 2005 and 2004 (in thousands of dollars):

	TWA	TWA	Boeing	PLM
For the year ended	S/N 49183	MD-82	737-300	Worldwide
December 31, 2005	Trust 1	Trust 2	Trust 3	Leasing Corp. 4

Lease revenues and interest and other income	$1,152	$1,153	$1,566	$601
Less: Depreciation and amortization expense	--	1,258	1,277	--
Operations support	--	--	26	--
General and administrative expenses	71	71	146	590
Net income (loss)	$1,081	$(176)	$117	$11

Partnership’s share of net income (loss)	$541	$(102)	$38	$2

For the year ended	PLM CAL I	PLM CAL II
December 31, 2005 (continued)	LLC 5	LLC 6	CFHS 7	Total

Lease revenues and interest and other income	$3,949	$3,911	$2,283
Less: Depreciation and amortization expense	4,941	4,934	5,541
Interest expense	1,858	1,856	--
General and administrative expenses	105	104	120
Net loss	$(2,955)	$(2,983)	$(3,378)

Partnership’s share of net loss	$(758)	$(765)	$(1,212)	$(2,256)

	TWA	TWA	Boeing	PLM
For the year ended	S/N 49183	MD-82	737-300	Worldwide
December 31, 2004	Trust 1	Trust 2	Trust 3	Leasing Corp. 4

Lease revenues and interest and other income	$1,250	$1,249	$1,560
Less: Depreciation and amortization expense	--	1,258	1,533
Operations support	--	--	23
General and administrative expenses	74	74	127
Net income (loss)	$1,176	$(83)	$(123)

Partnership’s share of net income (loss)	$588	$(55)	$(59)	42

1	The Partnership owns a 50% interest in the TWA S/N 49183 Trust that was formed in 1998 that owns a MD-82 stage III commercial aircraft.
2  The Partnership owns a 50% interest in the TWA MD-82 Trust that was formed in 1998 that owns a MD-82 stage III commercial aircraft.
3	The Partnership owns a 38% interest in the Boeing 737-300 Trust that was formed in 1999 that owns a Boeing stage III commercial aircraft.
4	The Partnership owned a 25% interest in PLM Worldwide Leasing Corp. that was formed in 1995 and dissolved in 2005 that owned aircraft related assets.
5	The Partnership owns a 26% interest in the PLM CAL I LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
6	The Partnership owns a 26% interest in the PLM CAL II LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
7	The Partnership owns a 36% interest in CFHS that was formed in the fourth quarter of 2004 that owns various types of machinery and equipment.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

5. Equity Investments in Affiliated Entities (continued)

For the year ended	PLM CAL I	PLM CAL II
December 31, 2004 (continued)	LLC 5	LLC 6	CFHS 7	Total

Lease revenues and other income	$1,372	$1,354	$260
Less: Depreciation and amortization expense	2,210	2,206	979
Interest expense	683	682	--
General and administrative expenses	65	65	21
Net loss	$(1,586)	$(1,599)	$(740)

Partnership’s share of net loss	$(409)	$(412)	$(267)	$(572)

As of December 31, 2005 and 2004, all equipment owned by the Partnership’s equity investments were on lease.

During 2004, the Partnership, with two affiliated programs and a non-affiliated third party, formed two new entities, PLM CAL I LLC (CAL I) and PLM CAL II LLC (CAL II). The Partnership contributed a total of $14.8 million to these entities and owns a 26% interest in CAL I and CAL II which each own two Boeing 737-500 stage III commercial aircraft. CAL I and CAL II each assumed two loans totaling $25.7 million that bear an interest rate of 7.46% and 7.42%, respectively. The loans are non-recourse to the Partnership and are collateralized by the aircraft and future lease payments. CAL I and CAL II distributed a total of $11.2 million as a non-operating cash distribution to the Partnership during 2004. No similar distributions were paid in 2005.

The Partnership's proportional share of acquisition, lease negotiation and debt placement fees paid by CAL I and CAL II to an affiliate of the General Partner totaled $1.0 million.

Additionally during 2004, the Partnership, two affiliated programs and a non-affiliated third party formed a tenancy-in-common (CFHS) that purchased and subsequently leased machinery and other equipment used in three hospitals. The Partnership contributed $7.3 million to this entity and owns a 36% interest in this entity.

The Partnership's proportional share of acquisition and lease negotiation fees paid by this entity to an affiliate of the General Partner totaled $0.4 million.

The Partnership did not make any equity investments in 2005.

All leased equipment owned by entities in which the Partnership has an equity interest is accounted for as operating leases. The Partnership’s proportionate share of future minimum rent under non-cancelable operating leases as of December 31, 2005 for the jointly owned equipment during each of the next five years and thereafter is approximately $4.0 million in 2006; $3.5 million in 2007; $2.8 million in 2008; $2.1 million in 2009; $2.4 million in 2010; and $15.8 million thereafter.

PLM Worldwide Leasing Corp. was dissolved during the fourth quarter of 2005.

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

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

6. Operating Segments

The Partnership operates or operated in five operating segments: aircraft leasing, marine container leasing, marine vessel leasing, trailer leasing, and machinery and other equipment leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The General Partner evaluates the performance of each segment based on profit or loss from operations before allocation of interest expense, and certain general and administrative and other expenses. The segments are managed separately due to the utilization of different business strategies for each operation. The accounting policies of the Partnership’s operating segments are the same as described in Note 1, Basis of Presentation. There were no intersegment revenues for the years ended December 31, 2005 and 2004.

The following tables present a summary of the operating segments (in thousands of dollars):

		Marine	Marine		Machinery
For the year ended	Aircraft	Container	Vessel	Trailer	And Other
December 31, 2005	Leasing	Leasing	Leasing	Leasing	Equipment	Other[1]	Total

Revenues
Lease revenue	$396	$5,690	$11,412	$--	$--	$--	$17,498
Interest and other income	4	--	--	7	--	296	307
Gain on disposition of equipment	500	188	--	--	--	--	688
Total revenues	900	5,878	11,412	--	--	296	18,493

Expenses
Depreciation and amortization	--	2,588	1,239	--	--	--	3,827
Operations support	10	50	4,503	--	--	--	4,563
Management fees to affiliate	5	213	428	12	--	--	658
Interest expense	--	--	--	--	--	287	287
General and administrative expenses	10	--	123	--	--	725	858
Total expenses	25	2,851	6,293	12	--	1,012	10,193
Equity in net loss of equity
investments	(1,044)	--	--	--	(1,212)	--	(2,256)
(Loss) income from continuing operations	$(169)	$3,027	$5,119	$(5)	$(1,212)	$(716)	$6,044
Total assets as of
December 31, 2005	$3,880	$14,137	$1,029	$--	$5,793	$6,947	$31,786

1
Includes certain assets not identifiable to a specific segment such as cash and cash equivalents, certain accounts receivables, other assets, and assets held for sale. Also includes certain interest income and costs not identifiable to a particular segment, such as interest expense and certain general and administrative expenses.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

6. Operating Segments (continued)

		Marine	Marine		Machinery
For the year ended	Aircraft	Container	Vessel	Trailer	And Other
December 31, 2004	Leasing	Leasing	Leasing	Leasing	Equipment	Other[1]	Total

Revenues
Lease revenue	$388	$6,074	$4,656	$25	$--	$--	$11,143
Interest and other income	128	--	--	19	--	116	263
Gain on disposition of equipment	--	146	--	8	--	--	154
Total revenues	516	6,220	4,656	52	--	116	11,560

Expenses
Depreciation and amortization	--	3,104	1,240	--	--	2	4,346
Operations support	10	81	4,178	15	--	--	4,284
Management fees to affiliate	60	304	233	29	--	--	626
Interest expense	--	--	--	--	--	612	612
General and administrative expenses	18	--	107	22	--	1,077	1,224
Recovery of bad debts	(557)	--	--	(1)	--	-	(558)
Total expenses	(469)	3,489	5,758	65	--	1,691	10,534
Equity in net loss of equity
investments	(305)	--	--	--	(267)	--	(572)
Income (loss) from continuing operations	$680	$2,731	$(1,102)	$(13)	$(267)	$(1,575)	$454
Total assets as of
December 31, 2004	$6,871	$16,836	$2,443	$319	$6,999	$9,131	$42,599
Investment in equity investment	$14,803	$--	$--	$--	$7,264	$--	$22,067

 7. Geographic Information

The Partnership owns equipment that is leased and operated internationally. All of the Partnership's leasing transactions are denominated in United States dollars. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

The Partnership leases or leased its aircraft, trailers and machinery and other equipment to lessees domiciled in two geographic regions: United States and South America. Marine containers are leased to multiple lessees in different regions that move the equipment on a regular basis to locations throughout the world. Marine vessels are leased to a lessee that moves the equipment on a regular basis to locations throughout the world.

The table below sets forth operating lease revenues from continuing operations by geographic region for the Partnership's owned equipment grouped by domicile of the lessee for the years ended December 31 (in thousands of dollars):

	Owned Equipment
Region	2005	2004
United States	$--	$25
South America	396	388
Rest of the world	17,102	10,730
Lease revenues	$17,498	$11,143

1
Includes certain assets not identifiable to a specific segment such as cash and cash equivalents and certain other assets and assets held for sale. Also includes certain interest income and costs not identifiable to a particular segment, such as interest expense and certain amortization and general and administrative expenses.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

 7. Geographic Information (continued)

The following table sets forth net income (loss) information from continuing operations by region for the owned equipment and equity investments in affiliated entities for the years ended December 31 (in thousands of dollars):

	Owned Equipment		Equity Investments
Region	2005	2004	2005	2004
United States	$(5)	$(13)	$(2,294)	$(513)
South America	875	984	38	(59)
Rest of the world	8,146	1,629	--	--
Regional income (loss)	9,016	2,600	(2,256)	(572)
Administrative and other	(716)	(1,574)	--	--
Income (loss) from continuing operations	$8,300	$1,026	$(2,256)	$(572)

The net book value of owned equipment under operating lease and equity investments in affiliated entities as of December 31 are as follows (in thousands of dollars):

	Owned Equipment		Equity Investments
Region	2005	2004	2005	2004
United States	$--	$--	$7,321	$10,763
South America	--	--	2,347	2,789
Rest of the world	13,328	17,326	--	--
Net book value	$13,328	$17,326	$9,668	$13,552

8. Basic Earnings (Loss) Per Weighted-Average Limited Partnership Unit

Basic earnings or loss per weighted-average limited partnership unit was computed by dividing income from continuing operations, (loss) income from operation of discontinued operations and the gain on disposition of discontinued operations attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the year. The weighted-average number of limited partnership units deemed outstanding during the year ended December 31, 2005 and 2004 was 4,981,450.

All special allocations of income to the General Partner are included in the calculation of basic earnings from continuing operations.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

8. Basic Earnings (Loss) Per Weighted-Average Limited Partnership Unit (continued)

Basic earnings or loss per weighted average limited partnership unit from continuing operations, operations of discontinued operations, gain on disposition of discontinued operations and any special allocations to the limited partners are based on the following for the years ended December 31, (in thousands of dollars, except weighted-average limited partnership unit amounts):

	2005	2004
Attributable to limited partners:
Basic income from continuing operations	$6,044	$454
Special allocation of loss	(737)	--
Income from continuing operations attributable to limited partners	5,307	454
(Loss) income from operation of discontinued operations	(209)	141
Gain on disposition of discontinued operations	2,972	--
Net income	$8,070	$595

Weighted average limited partnership units outstanding	4,981,450	4,981,450
Basic earnings (loss) per weighted average limited partnership unit:
Income from continuing operations	$1.06	$0.09
(Loss) income from operation of discontinued operations	(0.04)	0.03
Gain on disposition of discontinued operations	0.60	--
Net income per weighted average limited
partnership unit	$1.62	$0.12

9. Accounts and Other Receivables

Accounts and other receivables represent balances due from current or former lessees for unpaid balances incurred from leasing Partnership owned equipment and uncollected receivables from insurance claims. The components of accounts and other receivable as of December 31 were as follows (in thousands of dollars):

	2005	2004
Trade accounts receivable	$1,573	$1,479
Insurance receivables	187	576
Other receivables	--	248
	$1,760	$2,303

Insurance receivables of $0.2 million and $0.6 million at December 31, 2005 and 2004, respectively, is the result of two insurance claims submitted by the Partnership for an owned marine vessel. As of December 31, 2005, $0.1 million of the insurance receivable relates to a crack in the bottom hull of a marine vessel and the remaining balance of $0.1 million relates to lost revenues and damage resulting from a collision with another vessel. During 2005, the Partnership received $0.3 million from the insurance carriers and the Partnership reduced the insurance receivable by $0.1 million to reflect the current collectabilty of the remaining outstanding receivable. The balance of the insurance receivable is expected to be paid within 18 months.

At December 31, 2004, the balance in other receivable was due from a former aircraft lessee for past due lease payments and in settlement for returning an aircraft in a condition not in accordance with the lease agreement. During 2005, $0.1 million of the other receivable was paid with the remaining balance of $0.1 million being offset against a security deposit from the lessee.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

10. Other Assets

The components of the other assets, net, as of December 31 are as follows (in thousands of dollars):

	2005	2004
Prepaid expenses	$223	$90
Other assets	5	5
Finance lease receivable	--	282
Debt placement fees, net	--	24
	$228	$401

In the fourth quarter of 2005, the lessee prepaid the outstanding balance on the finance lease receivable.

11. Debt

In December 1995, the Partnership entered into an agreement to issue long-term notes totaling $23.0 million to five institutional investors. The notes bore interest at a fixed rate of 7.27% per annum and had a final maturity on December 31, 2005. During 1995, the Partnership paid lender fees of $0.2 million in connection with this loan. Certain of the Partnership’s wholly and jointly owned equipment was used as collateral to the notes.

The debt contained certain financial covenants which required the Partnership to maintain a certain fixed charge coverage ratio and limited the Partnership's indebtedness. Interest on the notes was payable semiannually.

The Partnership's notes payable, which had a balance of $4.0 million at December 31, 2004, was collateralized by substantially all of the Partnership's cash, accounts receivable and equipment.  In October 2005, the Partnership prepaid in full the outstanding notes payable balance of $4.0 million and accrued interest of $0.1 million. The Partnership paid a penalty of $23,000 related to this prepayment.

The Partnership is a participant in a $10.0 million warehouse credit facility. The warehouse credit facility is shared by the Partnership, PLM Equipment Growth Fund VI, MILPI Holdings LLC (MILPI) and its subsidiaries, and Railcar Investors II. MILPI and Railcar Investors II are controlled by the previous owners of FSI. The facility provides for financing up to 100% of the cost of the equipment and is scheduled to expire on May 1, 2006 with all advances due no later than May 1, 2006. Borrowings by the Partnership are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower’s option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by FSI, PLM International, Inc. and MILPI. The Partnership cannot borrow on this facility until the lender releases the requirement that PLM International and MILPI provide guarantees. The Partnership is not liable for the advances made to the other borrowers.

As of December 31, 2005, there were no outstanding borrowings on this facility by the Partnership.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

12. Concentrations of Credit Risk

For the years ended December 31, 2005 and 2004, the Partnership’s customers that accounted for 10% or more of the total revenues for the owned equipment and jointly owned equipment were Alcoa Steamships Company, Inc. (49% in 2005 and 33% in 2004) which is in the marine vessel leasing segment, and Capital Leasing (14% in 2005 and 25% in 2004) and Cronos Group (11% in 2005 and 19% in 2004) both of which are in the marine container leasing segment.

As of December 31, 2005 and 2004, the Partnership’s customers and an insurance underwriter that accounted for 10% or more of the total accounts and other receivables for the owned equipment and jointly owned equipment were Capital Leasing (30% in 2005 and 25% in 2004) and Cronos Group (22% in 2005 and 24% in 2004) both of which are in the marine container leasing segment, CFHS Leasing (34% in 2005) which is in the machinery and other equipment leasing segment, and Cambiaso Risso, an insurance underwriter, (20% in 2004) which is in the marine vessel leasing segment. CFHS trade accounts receivable is fully payable at the end of the existing lease which is scheduled to expire in November 2006 unless the existing lessee extends the lease in accordance with the lease agreement, in which case, the lessee can remain up to two years in arrears of its lease payments.

As of December 31, 2005 and 2004, the General Partner believed the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

13. Income Taxes

The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

As of December 31, 2005 and 2004, the financial statement carrying amount of assets and liabilities was approximately $17.2 million and $19.3 million, respectively, lower than the federal income tax basis of such assets and liabilities and the Partnership's income in 2005 and 2004 was approximately $2.2 million and $6.2 million, respectively, higher than the federal income tax basis. These differences are primarily due to the tax treatment of depreciation, equipment reserves, provisions for bad debts, lessees’ prepaid deposits, and of underwriting commissions and syndication costs.

To prevent the limited partnership units from being considered publicly traded and thereby to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the limited partnership units will not be transferable without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner monitors transfers of limited partnership units in an effort to ensure that they do not exceed the percentage or number permitted by certain safe harbors promulgated by the Internal Revenue Service. Effective January 1, 2005, the percentage of Partnership units that may be traded in any calendar year was reduced from five percent to two percent to comply with Internal Revenue Service regulations. A transfer may be prohibited if the intended transferee is not a US citizen or if the transfer would cause any portion of the units of a “Qualified Plan” as defined by the Employee Retirement Income Security Act of 1974 and Individual Retirement Accounts to exceed the allowable limit.

14. Subsequent Events

During January 2006, the lease on one of the Partnership's marine vessels expired and was renewed with the same lessee at current market rates which are approximately 33% lower than the previous lease rate.

During February 2006, the lessee of 3,544 of the Partnership's marine containers notified the General Partner that it intends to exercise its purchase option of these marine containers in the first and second quarters of 2006. The purchase option for these marine containers is in excess of the net book value.

PLM EQUIPMENT GROWTH & INCOME FUND VII

INDEX OF EXHIBITS

Exhibit			Page

4.		Third Amended and Restated Limited Partnership Agreement of Partnership.	*

4.	1	First Amendment to the Third Amended and Restated Limited Partnership Agreement.	*

4.	2	Second Amendment to the Third Amended and Restated Limited Partnership Agreement.	*

4.	3	Third Amendment to the Third Amended and Restated Limited Partnership Agreement.	*

4.	4	Fourth Amendment to the Third Amended and Restated Partnership Agreement.	*

10.	1	Management Agreement between Partnership and PLM Investment Management, Inc.	*

10.	2	Note Agreement, dated as of December 1, 1995, regarding $23.0 million of 7.27% senior notes due December 31, 2005.	*

10.	3	Settlement Agreement between PLM Worldwide Leasing Corp. and Varig S.A. dated October 11, 2002.	*

10.	4	Amended and restated Warehouse Credit Agreement, dated as of March 17, 2004.	*

10.	5	PLM CAL I LLC operating agreement dated June 4, 2004.	*

10.	6	PLM CAL II LLC operating agreement dated June 4, 2004.	*

10.	7	PLM CAL I LLC equipment purchase agreement dated August 26, 2004.	*

10.	8	PLM CAL II LLC equipment purchase agreement dated August 26, 2004.	*

10.	9	First Amendment to Amended and Restated Warehouse Credit Agreement dated September 3, 2004.	*

10.	10	Modification of Settlement Agreement between PLM Worldwide Leasing Corp. and Varig S.A. dated September 24, 2004.	*

10.	11	Trust Indenture and Mortgage 645 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I.	*

10.	12	Trust Indenture and Mortgage 646 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I.	*

10.	13	Trust Indenture and Mortgage 647 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II.	*

10.	14	Trust Indenture and Mortgage 648 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II.	*

10.	15	Trust Indenture and Mortgage 645 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I.	*

10.	16	Trust Indenture and Mortgage 646 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I.	*

10.	17	Trust Indenture and Mortgage 647 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II.	*

10.	18	Trust Indenture and Mortgage 648 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II.	*

10.	19	Second Amendment to Amended and Restated Warehouse Credit Agreement dated October 20, 2004.	*

10.	20	Third Amendment to Amended and Restated Warehouse Credit Agreement dated December 28, 2004.	*

10.	21	Fourth Amendment to Amended and Restated Warehouse Credit Agreement dated March 24, 2005.	*

10.	22	Fifth Amendment to Amended and Restated Warehouse Credit Agreement dated July 26, 2005	*

10.	23	Asset purchase agreement dated as of August 4, 2005.	*

14.		PLM Financial Services Inc. Code of Ethics.	*

31.	1	Certificate of President of the General Partner pursuant to Section 302 of Sarbanes - Oxley Act of 2002.	50

31.	2	Certificate of Chief Financial Officer of the General Partner pursuant to Section 302 of Sarbanes - Oxley Act of 2002.	51

32.	1	Certificate of President of the General Partner pursuant to Section 906 of Sarbanes - Oxley Act of 2002.	52

32.	2	Certificate of Chief Financial Officer of the General Partner pursuant to Section 906 of Sarbanes - Oxley Act of 2002.	53

* Incorporated by reference. See pages 20 - 22 of this report.