Form 10QSB
period 2006-03-31
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 2006-05-15
CIK 895234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal quarter ended March 31, 2006.

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

405 Lexington Avenue, 67th floor
New York, NY 10174
(Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code: (212) 682-3344
_______________________
Securities registered under Section 12(b) of the Exchange Act:
Limited Partnership Units
(Title of class)

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]

Registrant's aggregate market value of voting stock: N/A

Registrant's Limited Partnership units outstanding as of March 31, 2006 were 4,981,450.

Registrant's revenues for the period ended March 31, 2006 was $4,727,000.

Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

PART I

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)

	March 31,	December 31,
Assets	2006	2005

Equipment held for operating leases, at cost	$56,995	$60,143
Less accumulated depreciation	(45,332)	(46,815)
Net equipment	11,663	13,328

Cash and cash equivalents	11,284	6,779
Accounts and other receivables	1,423	1,760
Equity investments in affiliated entities	8,971	9,668
Other assets, net of accumulated amortization of
$19 in 2005	167	228
Assets held for sale	22	23

Total assets	$33,530	$31,786

Liabilities and partners’ capital

Liabilities

Accounts payable and accrued expenses	$158	$199
Due to affiliates	882	866
Reserve for repairs	1,039	921
Lessee deposits and prepaid revenues	506	540
Liabilities held for sale	39	62
Total liabilities	2,624	2,588

Commitments and contingencies

Partners' capital

Limited partners (4,981,450 limited partnership units outstanding)	30,906	29,198
General Partner	--	--
Total partners' capital	30,906	29,198

Total liabilities and partners' capital	$33,530	$31,786

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
CONDENSED STATEMENTS OF INCOME
(in thousands of dollars, except weighted-average limited partnership unit amounts)
(unaudited)

	For the Three Months
	Ended March 31,
	2006	2005
Revenues
Lease revenue	$4,226	$4,006
Interest and other income	68	29
Gain on disposition of equipment	433	34
Total revenues	4,727	4,069

Expenses
Depreciation and amortization	878	960
Operations support	1,494	943
Management fees to affiliate	171	158
Interest expense	6	78
General and administrative expenses to affiliates	--	31
Other general and administrative expenses	245	140
Total expenses	2,794	2,310

Equity in net loss of equity investments	(225)	(560)

Income from continuing operations	1,708	1,199

Discontinued operations:
Income from operation of discontinued operations	--	204

Net income	$1,708	$1,403

Partners’ share of net income

Limited partners	$1,708	$1,403
General Partner	--	--

Total	$1,708	$1,403

Limited partners' basic earnings per
weighted-average limited partnership unit:
Income from continuing operations	$0.34	$0.24
Income from operation of discontinued operations	--	0.04
	$0.34	$0.28

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Period from December 31, 2005 to March 31, 2006
(in thousands of dollars)
(unaudited)

	Limited	General
Partners		Partner	Total

Partners' capital as of December 31, 2005	$29,198	$--	$29,198

Net income	1,708	--	1,708

Partners' capital as of March 31, 2006	$30,906	$--	$30,906

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	For the Three Months
,	Ended March 31
	2006	2005

Operating activities
Income from continuing operations	$1,708	$1,199
Adjustments to reconcile income from continuing operations
to net cash provided by (used in) operating activities:
Depreciation	864	959
Amortization	14	1
Amortization of debt placement costs	--	6
Gain on disposition of equipment	(433)	(34)
Equity in net loss from equity investments	225	560
Distributions from equity investments	472	405
Changes in operating assets and liabilities:
Accounts and other receivables	337	46
Other assets	47	(90)
Accounts payable and accrued expenses	(41)	18
Due to affiliates	16	(191)
Reserve for repairs	118	(566)
Lessee deposits and prepaid revenues	(34)	(21)
Cash provided by operating activities of continuing operations	3,293	2,292
Cash (used in) provided by operating activities of discontinued operations	(22)	46
Net cash provided by operating activities	3,271	2,338

Investing activities
Increase in restricted cash	--	(5)
Collections on finance lease receivable	--	33
Proceeds from disposition of equipment	1,234	64
Net cash provided by investing activities	1,234	92

Net increase in cash and cash equivalents	4,505	2,430
Cash and cash equivalents at beginning of period	6,779	4,635
Cash and cash equivalents at end of period	$11,284	$7,065

Supplemental information
Interest paid	$6	$--

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The unaudited financial statements presented herein are prepared in conformity with generally accepted accounting principles in the United States of America and the instructions for preparing Form 10-QSB under Rule 310 of Regulation S-B of the Securities and Exchange Commission. Rule 310 provides that disclosures that would substantially duplicate those contained in the most recent annual report may be omitted from interim financial statements. The accompanying unaudited condensed financial statements have been prepared on that basis and, therefore, should be read in conjunction with the financial statements and notes presented in the 2005 Annual Report (Form 10-KSB) of PLM Equipment Growth Fund & Income VII (the Partnership) on file with the United States Securities and Exchange Commission. Except as disclosed herein, there have been no material changes to the information presented in the notes to the 2005 Annual Report in Form 10-KSB.

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner) all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership’s unaudited condensed balance sheets at March 31, 2006 and December 31, 2005, condensed statements of income for the three months ended March 31, 2006 and 2005, condensed statements of changes in partners’ capital for the period from December 31, 2005 to March 31, 2006, and the condensed statements of cash flows for the three months ended March 31, 2006 and 2005 have been made and are reflected.

During the third quarter of 2005, the Partnership and an investment entity in which the Partnership had an interest, sold all of their remaining railcars. Consequently, the results from this operation have been classified as assets held for sale and discontinued operations and prior periods have been restated. (See Note 4 to the unaudited condensed financial statements).

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

3. Reclassifications

Certain amounts previously reported have been reclassified to conform to the 2006 presentation. These reclassifications did not have any effect on total assets, total liabilities and net income.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

4. Discontinued Operations

There were no revenues or expenses from discontinued operations during the three months ended March 31, 2006. Net income from discontinued operations for the three months ended March 31, 2005 is as follows (in thousands of dollars):

Revenues
Lease revenue	$43
Interest and other income	7
Total revenues	50

Expenses
Depreciation and amortization	13
Operations support	16
Management fees to affiliate	3
General and administrative expenses to affiliates	6
General and administrative expenses	4
Recovery of bad debts	(9)
Total expenses	33

Equity in net income of equity investment	187

Income from operation of discontinued operations	$204

Assets and liabilities held for sale are as follows (in thousands of dollars):

	March 31,	December 31,
Assets	2006	2005
Accounts receivable, net	$22	$23
Total assets held for sale	$22	$23
Liabilities
Account payable and other liabilities	$39	$62
Total liabilities held for sale	$39	$62

Transactions with General Partner and Affiliates - Discontinued Operations

During the three months ended March 31, 2005, the Partnership's discontinued operations incurred management fees and data processing and administrative expenses to FSI or its affiliates. No similar types of fees or expenses were incurred from discontinued operations during the three months ended March 31, 2006. The components of these fees and expenses incurred to FSI or its affiliates were as follows (in thousands of dollars):

	Owned Equipment	Equity Investments
	2005	2005
Management fees	$3	$34
Data processing and administrative
expenses	6	35

5. Transactions with General Partner and Affiliates

The balance due to affiliates as of March 31, 2006 included $0.1 million due to FSI for management fees and $0.8 million due to affiliates in which the Partnership has an equity investment. The balance due to affiliates as of December 31, 2005 included $0.1 million due to FSI for management fees and $0.7 million due to affiliates in which the Partnership has an equity investment. The balance due to equity investments represents lessee security deposits and lessee payments for aircraft engine repairs owned by an equity investment being held by the Partnership.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

5. Transactions with General Partner and Affiliates (continued)

During the three months ended March 31, 2006 and 2005, the Partnership incurred management fees and data processing and administrative expenses to FSI or its affiliates. The components of these fees and expenses incurred to FSI or its affiliates were as follows (in thousands of dollars):

	Owned Equipment		Equity Investments
	2006	2005	2006	2005
Management fees	$171	$158	$30	$39
Data processing and administrative
expenses	--	31	--	9

6. Equipment

The components of owned equipment were as follows (in thousands of dollars):

	March 31,	December 31,
2006		2005
Marine containers	$34,783	$37,931
Marine vessels	22,212	22,212
	56,995	60,143
Less accumulated depreciation	(45,332)	(46,815)
Net equipment	$11,663	$13,328

Equipment held for operating leases is stated at cost less depreciation and any impairments to the carrying value.

As of March 31, 2006 and December 31, 2005, all owned equipment in the Partnership’s equipment portfolio was on lease.

During the three months ended March 31, 2006, the Partnership disposed of marine containers, with an aggregate net book value of $0.8 million for proceeds of $1.2 million, respectively, which resulted in a net gain on disposition of $0.4 million.

During the three months ended March 31, 2005, the Partnership disposed of marine containers with a net book value of $30,000 for proceeds of $0.1 million which resulted in a gain on disposition of $34,000.

The lessee for 1,759 of the Partnership's marine containers has given notice to the Partnership that it intends to exercise the option to purchase these marine containers in the second quarter of 2006. The purchase option for these marine containers is in excess of the net book value. (See Note 15 to the unaudited condensed financial statements)

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7. Equity Investments in Affiliated Entities

The Partnership owns assets jointly with affiliated programs and non-affiliated third parties.

The tables below set forth 100% of the lease revenues and interest and other income, depreciation and amortization expense, interest expense, operations support and administrative expenses, and net income (loss) of the entities in which the Partnership has an interest, and the Partnership‘s proportional share of income (loss) in each entity for the three months ended March 31, 2006 and 2005 (in thousands of dollars):

	TWA	TWA	Boeing
For the three months ended	S/N 49183	MD-82	737-300
March 31, 2006	Trust[1]	Trust[2]	Trust[3]

Lease revenues and interest and other income	$301	$301	$343
Less: Depreciation and amortization expense	--	314	299
Operations support	4	3	10
General and administrative expenses	8	8	24
Net income (loss)	$289	$(24)	$10

Partnership’s share of net income (loss)	$145	$(15)	$2

For the three months ended	PLM CAL I	PLM CAL II
March 31, 2006 (continued)	LLC[4]	LLC[5]	CFHS[6]	Total

Lease revenues and interest and other income	$977	$968	$790
Less: Depreciation and amortization expense	1,030	1,029	998
Interest expense	456	455	--
General and administrative expenses	23	23	27
Net loss	$(532)	$(539)	$(235)

Partnership’s share of net loss	$(136)	$(138)	$(83)	$(225)

1	The Partnership owns a 50% interest in the TWA S/N 49183 Trust that was formed in 1998 that owns a MD-82 stage III commercial aircraft.
2  The Partnership owns a 50% interest in the TWA MD-82 Trust that was formed in 1998 that owns a MD-82 stage III commercial aircraft.
3	The Partnership owns a 38% interest in the Boeing 737-300 Trust that was formed in 1999 that owns a Boeing 737-300 stage III commercial aircraft.
4	The Partnership owns a 26% interest in the PLM CAL I LLC that was formed in 2004 that owns two Boeing 737-500 stage III commercial aircraft.
5	The Partnership owns a 26% interest in the PLM CAL II LLC that was formed in 2004 that owns two Boeing 737-500 stage III commercial aircraft.
6	The Partnership owns a 36% interest in CFHS that was formed in 2004 that owns various types of machinery and equipment.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7. Equity Investments in Affiliated Entities (continued)

	TWA	TWA	Boeing	PLM
For the three months ended	S/N 49183	MD-82	737-300	Worldwide
March 31, 2005	Trust[1]	Trust[2]	Trust[3]	Leasing Corp.[4]

Lease revenues and interest and other income	$308	$308	$390	$317
Less: Depreciation and amortization expense	--	314	320	--
Operations support	--	--	6	--
General and administrative expenses	19	20	23	308
Net income (loss)	$289	$(26)	$41	$9

Partnership’s share of net income (loss)	$144	$(16)	$14	$2

For the three months ended	PLM CAL I	PLM CAL II
March 31, 2005 (continued)	LLC[5]	LLC[6]	CFHS[7]	Total

Lease revenues and interest and other income	$967	$958	$571
Less: Depreciation and amortization expense	1,235	1,234	1,380
Interest expense	490	489	--
General and administrative expenses	27	27	24
Net loss	$(785)	$(792)	$(833)

Partnership’s share of net loss	$(202)	$(203)	$(299)	$(560)

As of March 31, 2006 and December 31, 2005, all jointly-owned assets in the Partnership’s equity investment portfolio were on lease.

8. Operating Segments

The Partnership operates in four operating segments: aircraft leasing, marine container leasing, marine vessel leasing, and machinery and other equipment. Each equipment leasing segment engages in operating leases to a variety of customers.

1	The Partnership owns a 50% interest in the TWA S/N 49183 Trust that was formed in 1998 that owns a MD-82 stage III commercial aircraft.
2  The Partnership owns a 50% interest in the TWA MD-82 Trust that was formed in 1998 that owns a MD-82 stage III commercial aircraft.
3	The Partnership owns a 38% interest in the Boeing 737-300 Trust that was formed in 1999 that owns a Boeing 737-300 stage III commercial aircraft.
4	The Partnership owned a 25% interest in PLM Worldwide Leasing Corp. that was formed in 1995 and dissolved in 2005 that owned aircraft related assets.
5	The Partnership owns a 26% interest in the PLM CAL I LLC that was formed in 2004 that owns two Boeing 737-500 stage III commercial aircraft.
6	The Partnership owns a 26% interest in the PLM CAL II LLC that was formed in 2004 that owns two Boeing 737-500 stage III commercial aircraft.
7	The Partnership owns a 36% interest in CFHS that was formed in 2004 that owns various types of machinery and equipment.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8. Operating Segments (continued)

The General Partner evaluates the performance of each segment based on profit or loss from operations before allocation of interest expense, general and administrative expenses, and certain other expenses. The segments are managed separately due to different business strategies for each operation. There were no intersegment revenues for the three months ended March 31, 2006 and 2005. There were no intersegment revenues for the three months ended March 31, 2006 and 2005.

The following tables present a summary of the operating segments (in thousands of dollars):

	Marine		Machinery	Marine
For the three months ended	Vessel	Aircraft	And Other	Container
March 31, 2006	Leasing	Leasing	Equipment	Leasing	Other[1]	Total

Revenues
Lease revenue	$2,936	$1	$--	$1,289	$--	$4,226
Interest and other income	--	--	--	--	68	68
Gain on disposition of equipment	--	--	--	433	--	433
Total revenues	2,936	1	--	1,722	68	4,727

Expenses
Depreciation and amortization	310	--	--	568	--	878
Operations support	1,493	1	--	--	--	1,494
Management fees to affiliate	110	--	--	48	13	171
Interest expense	--	--	--	--	6	6
General and administrative expenses	36	--	--	--	209	245
Total expenses	1,949	1	--	616	228	2,794
Equity in net loss of equity
investments	--	(142)	(83)	--	--	(225)
Income (loss) from continuing operations	$987	$(142)	$(83)	$1,106	$(160)	$1,708

Total assets as of March 31, 2006	$591	$3,266	$5,710	$12,539	$11,424	$33,530

	Marine		Machinery	Marine
For the three months ended	Vessel	Aircraft	And Other	Container
March 31, 2005	Leasing	Leasing	Equipment	Leasing	Other[1]	Total

Revenues
Lease revenue	$2,364	$97	$--	$1,545	$--	$4,006
Interest and other income	--	3	--	--	26	29
Gain on disposition of equipment	--	--	--	34	--	34
Total revenues	2,364	100	--	1,579	26	4,069

Expenses
Depreciation and amortization	310	--	--	650	--	960
Operations support	926	2	--	15	--	943
Management fees to affiliate	89	5	--	58	6	158
Interest expense	--	--	--	--	78	78
General and administrative expenses	26	4	--	--	141	171
Total expenses	1,351	11	--	723	225	2,310
Equity in net loss of equity
investments	--	(261)	(299)	--	--	(560)
Income (loss) from continuing operations	$1,013	$(172)	$(299)	$856	$(199)	$1,199

1
Includes certain assets not identifiable to a specific segment such as cash, certain other assets and assets held for sale. Also includes certain interest income and interest income related to trailer leasing, management fees related to trailer leasing and costs not identifiable to a particular segment, such as interest expense, certain amortization general and administrative expenses.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

9. Basic Earnings Per Weighted-Average Limited Partnership Unit

Basic earnings per weighted-average limited partnership unit was computed by dividing income from continuing operations and income from operation of discontinued operations attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three months ended March 31, 2006 and 2005 was 4,981,450.

Any special allocations of income to the General Partner are subtracted from income from continuing operations.

Basic earnings per weighted average limited partnership unit from continuing operations, operation of discontinued operations, and any special allocations to the limited partners are based on the following for the three months ended March 31 (in thousands of dollars, except weighted-average limited partnership unit amounts):

	2006	2005
Attributable to limited partners:
Basic income from continuing operations	$1,708	$1,199
Special allocation of income	--	--
Income from continuing operations
attributable to limited partners	1,708	1,199

Income from operation of discontinued operations	--	204
Net income	$1,708	$1,403

Weighted average limited partnership units
outstanding	4,981,450	4,981,450
Basic earnings per weighted average limited partnership unit:
Income from continuing operations	$0.34	$0.24
Income from operation of discontinued operations	--	0.04
Net income per weighted average limited
partnership unit	$0.34	$0.28

10. Accounts and Other Receivables

Accounts and other receivables represent balances due from current or former lessees for unpaid balances incurred from leasing Partnership owned equipment and outstanding receivables from insurance claims. The components of accounts and other receivables were as follows (in thousands of dollars):

	March 31,	December 31,
	2006	2005
Trade accounts receivable	$1,306	$1,573
Insurance receivables	117	187
	$1,423	$1,760

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

11. Other Assets

The components of the other assets were as follows (in thousands of dollars):

	March 31,	December 31,
	2006	2005
Prepaid expenses	$162	$223
Other assets	5	5
	$167	$228

12. Debt

The Partnership is a participant in a $10.0 million warehouse facility. The warehouse facility is scheduled to expire on May 1, 2006 with all advances due no later than May 1, 2006. As of March 31, 2006 and December 31, 2005, the Partnership had no borrowings outstanding under this facility. (See Note 15 to the unaudited condensed financial statements)

13. Concentrations of Credit Risk

For the three months ended March 31, 2006 and 2005, the Partnership’s customers that accounted for 10% or more of the total revenues for the owned equipment and jointly owned equipment were Alcoa Steamships Company, Inc. (49% in 2006 and 45% in 2005) which is in the marine vessel leasing segment, and Capital Leasing (19% in 2006 and 16% in 2005) and Cronos Group (13% in 2005) both of which are in the marine container leasing segment.

As of March 31, 2006 and December 31, 2005, the Partnership’s customers that accounted for 10% or more of the total accounts and other receivables for owned equipment and jointly owned equipment were Capital Leasing (19% in 2006 and 30% in 2005) and Cronos Group (19% in 2006 and 22% in 2005) both of which are in the marine container leasing segment, Continental Airlines (16% in 2006) which is in the aircraft leasing segment, and CFHS Leasing (38% in 2006 and 34% in 2005) which is in the machinery and other equipment leasing segment. CFHS trade accounts receivable represents straight-line rents receivable and is fully payable at the end of the existing lease which is in November 2006. If the lessee extends the lease in accordance with the lease agreement, the lessee can remain up to two years in arrears of its lease payments.

As of March 31, 2006 and December 31, 2005, the General Partner believed the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

14. Recent Accounting Pronouncement

At the June 15 -16, 2005 Emerging Issues Task Force (EITF) meeting, the EITF reached a consensus on Issue No. 04-05 entitled "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" (Issue 04-05). The consensus provides a framework for addressing when a general partner, or general partners as a group, controls a limited partnership or similar entity. Additionally, on July 14, 2005, the Financial Accounting Standards Board issued a Staff Position FSP-78-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-05” which amends the guidance in AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures”, to be consistent with EITF Issue No. 04-05. The effective dates of this issue and technical position depend on whether the partnership agreement is new or modified, and is therefore effective for the Partnership no later than the beginning of the first quarter of 2006. The adoption of EITF Issue No. 04-05 did not have a material impact on the Partnership’s financial position and results of operations.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

14. Recent Accounting Pronouncement (continued)

At the April 19, 2006 Financial Accounting Standards Board (FASB) meeting, discussions continued of plans to issue a FASB Staff Position (FSP) on planned major maintenance activities. The planned FSP would eliminate the accrued-in-advance method of accounting and would become effective for financial statements issued for the fiscal periods beginning after December 15, 2006. The proposed FSP has not yet been issued and, accordingly, the General Partner is unable to conclude on the impact such proposed FSP will have on the Partnership.

15. Subsequent Event

On May 1, 2006, the warehouse facility expired and was not renewed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the third quarter of 2005, the Partnership and an investment entity in which the Partnership had an interest sold all of their remaining railcars. Consequently, the results from this operation have been classified as a discontinued operation and prior periods have been restated. (See Note 4 to the unaudited condensed financial statements)

(I) RESULTS OF OPERATIONS

Comparison of the PLM Equipment Growth & Income Fund VII’s (the Partnership’s) Operating Results for the Three Months Ended March 31, 2006 and 2005

(A) Owned Equipment Operations

Lease revenues less operations support on owned equipment decreased during the three months ended March 31, 2006 compared to the same period of 2005. Gains from the disposition of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, and general and administrative expenses relating to the operating segments (see Note 8 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less operations support by segment (in thousands of dollars):

,	For the Three Months Ended March 31
	2006	2005
Marine vessels	$1,443	$1,438
Marine containers	1,289	1,530
Aircraft	--	95

Marine vessels: Marine vessel lease revenues and operations support were $2.9 million and $1.5 million, respectively, for the three months ended March 31, 2006, compared to $2.4 million and $0.9 million, respectively, during the same period of 2005.

Lease revenues increased $0.6 million during the three months ended March 31, 2006 compared to the same period of 2005 due to an increase of $1.0 million due to one of the Partnership's marine vessel renewing its lease at a higher lease rate being partially offset by a decrease of $0.4 million due to the remaining owned marine vessel renewing its lease at a lower lease rate compared to the same period of 2005.

Operations support increased $0.6 million during the three months ended March 31, 2006 compared to the same period of 2005 due to an increase of $0.3 million resulting from a crew change on each marine vessel, an increased $0.2 million due to a one time charge resulting from a change in the marine vessels' third party ship manager and an increase of $0.1 million due to on-board supplies. Similar events did not occur during the same period of 2005.

Marine containers: Lease revenues and operations support for marine containers were $1.3 million and $-0- respectively, for the three months ended March 31, 2006, compared to $1.5 million and $15,000, respectively, during the same period of 2005. The decrease in lease revenues of $0.3 million during the three months ended March 31, 2006 compared to the same period of 2005 was due to lower lease rates earned on the Partnership's marine containers due to the conversion of a portion of the Partnership's marine containers from a fixed term lease to one based on utilization.

Aircraft: Aircraft operating lease revenues and operations support decreased in the first quarter of 2006 compared to the same period of 2005 due to the Partnership disposing of its owned aircraft during the fourth quarter of 2005.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.3 million for the three months ended March 31, 2006 decreased from $1.4 million for the same period in 2005. Significant variances are explained as follows:

(i) A $0.1 million decrease in depreciation and amortization expenses from 2005 levels reflecting the decrease of $0.1 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned;

(ii) A $0.1 million decrease in interest expense resulted from lower average borrowings outstanding in the three months ended March 31, 2006 compared to the same period of 2005. The Partnership repaid its outstanding debt in full in the fourth quarter of 2005; and

(iii) A $0.1 million increase in general and administrative expenses during the three months ended March 31, 2006 was due to higher professional services costs.

(C) Gain on Disposition of Owned Equipment

The gain on disposition of owned equipment for the first quarter of 2006 totaled $0.4 million, and resulted from the disposal of marine containers with a net book value of $0.8 million for proceeds of $1.2 million. The gain on disposition of owned equipment for the first quarter of 2005 totaled $34,000, and resulted from the disposal of marine containers with a net book value of $30,000 for proceeds of $0.1 million.

(D) Equity in Net Loss of Equity Investments

Equity in net loss of equity investments represents the Partnership's share of the net loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. The following table presents equity in net loss by equipment type (in thousands of dollars):

	For the Three Months Ended March 31,
	2006	2005
Aircraft	$(142)	$(261)
Machinery and other equipment	(83)	(299)
Equity in net loss of equity investments	$(225)	$(560)

The following equity investment discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation and amortization expenses, operations support, interest expense and administrative expenses:

Aircraft: As of March 31, 2006, the Partnership owned an interest in three trusts each owning a commercial aircraft and an interest in two trusts each owning two Boeing 737-500 commercial aircraft. As of March 31, 2005, the Partnership owned an interest in three trusts each owning a commercial aircraft, an interest in two trusts each owning two Boeing 737-500 commercial aircraft, and an interest in an entity owning other aircraft related assets. In the fourth quarter of 2005, the entity owning other aircraft related assets was dissolved.

During the three months ended March 31, 2006, lease revenues of $0.9 million were offset by depreciation and amortization expense, operations support, interest expense and administrative expenses of $1.1 million. During the same period of 2005, lease revenues of $1.0 million were partially offset by depreciation and amortization expense, operations support, interest expense, and administrative expenses of $1.3 million.

Aircraft lease revenues decreased $0.1 million in the three months ended March 31, 2006 compared to the same period of 2005 due to the entity owning other aircraft related assets being dissolved.

Depreciation and amortization expense, operations support, interest expense and administrative expenses decreased $0.1 million during the three months ended March 31, 2006 compared to the same period of 2005 resulting from a decrease in depreciation expense of $0.1 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Machinery and other equipment: As of March 31, 2006 and 2005, the Partnership owned an interest in an entity that owns machinery and other equipment. During the three months ended March 31, 2006, lease revenues of $0.3 million were offset by depreciation and amortization expense and administrative expenses of $0.4 million. During the same period of 2005, lease revenues of $0.2 million were offset by depreciation and amortization expense, and administrative expenses of $0.5 million.

Machinery and other equipment depreciation and amortization expense decreased $0.1 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(E) Loss from Operation of Discontinued Operations

During the three months ended March 31, 2005, the Partnership's railcar operations, which are being accounted for as a discontinued operation, generated income from operations of $0.2 million. No income was earned from discontinued operations during the same period of 2006.

(F) Net Income (Loss)

As a result of the foregoing, the Partnership had net income of $1.7 million for the three months ended March 31, 2006, compared to net income of $1.4 million during the same period of 2005. The Partnership's ability to operate and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the three months ended March 31, 2006 is not necessarily indicative of future periods.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

At March 31, 2006, the Partnership had unrestricted cash of $11.3 million.

For the three months ended March 31, 2006, the Partnership generated cash from operations of $3.3 million to meet its operating obligations and maintain working capital reserves

During the three months ended March 31, 2006, the Partnership disposed of owned equipment and received aggregate proceeds of $1.2 million.

Accounts receivable decreased $0.3 million in the three months ended March 31, 2006. A decrease of $0.2 million was due to the timing of lessee payments and a decrease of $0.1 million was due to the collection of an outstanding insurance receivable.

Equity investments in affiliated entities decreased $0.7 million during the three months ended March 31, 2006 due to cash distributions of $0.5 million from the equity investments to the Partnership and from the loss of $0.2 million that was recorded by the Partnership for its interests in the equity investments.

Other assets decreased $0.1 million during the three months ended March 31, 2006 caused by the amortization of insurance expenses.

Accounts payable decreased $41,000 during the three months ended March 31, 2006 due to the timing of cash payments to vendors.

Reserve for repairs increased $0.1 million during the three months ended March 31, 2006 due to an increase in the dry dock accruals for the Partnership's marine vessels.

The General Partner has not planned any expenditures nor is it aware of any contingencies that would cause it to require additional capital.

(III) RECENT ACCOUNTING PRONOUNCEMENT

At the June 15 -16, 2005 Emerging Issues Task Force (EITF) meeting, the EITF reached a consensus on Issue No. 04-05 entitled "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" (Issue 04-05). The consensus provides a framework for addressing when a general partner, or general partners as a group, controls a limited partnership or similar entity. Additionally, on July 14, 2005, the Financial Accounting Standards Board issued a Staff Position FSP-78-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-05” which amends the guidance in AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures”, to be consistent with EITF Issue No. 04-05. The effective dates of this issue and technical position depend on whether the partnership agreement is new or modified, and is therefore effective for the Partnership no later than the beginning of the first quarter of 2006. The adoption of EITF Issue No. 04-05 did not have a significant effect on the Partnership’s financial position and results of operations.

At the April 19, 2006 Financial Accounting Standards Board (FASB) meeting, discussions continued of plans to issue a FASB Staff Position (FSP) on planned major maintenance activities. The planned FSP would eliminate the accrued-in-advance method of accounting and would become effective for financial statements issued for the fiscal periods beginning after December 15, 2006. The proposed FSP has not yet been issued and, accordingly, the General Partner is unable to conclude on the impact such proposed FSP will have on the Partnership.

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

Factors affecting the Partnership’s contribution during the year 2006 and beyond include:

(1) Demand for marine containers is closely tied to worldwide economic conditions. Utilization of the Partnership's marine containers is expected to continue to be in the low 90% range for the next several months of 2006. Marine container manufacturers have recently seen an increase in their inventory of marine containers. This increase may result in a decrease in utilization and lease rates earned on the Partnership's marine containers.

The lessee of 3,544 of the Partnership's marine containers has notified the Partnership of its intention to exercise its purchase option for these marine containers. The lessee exercised its option on 1,785 of these marine containers in the first quarter of 2006 and is expected to exercise its option for the remaining marine containers in the second quarter of 2006. The sale of these marine containers will result in a significant decline in Partnership lease revenues;

(2) While the financial condition of both international and domestic United States airlines have shown improvement over the last 12 months, continuing increases in the price of oil poses a very significant risk to both the airlines and aircraft equipment lessors.

The Partnership owns an equity interest in a trust that owns a Boeing 737-300 Stage III commercial aircraft that is on lease to a South American carrier through April 2008. In the first quarter of 2006, the lessee was approximately 10 days late with one of its monthly lease payments. As of May 11, 2006, the lessee was current with all lease payments. Should a default on this lease occur, we expect the Partnership would be able to re-lease the aircraft relatively quickly and for at least the same lease rate.

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

(3) The Partnership's two owned dry-bulk marine vessels are on fixed-rate leases carrying alumina through November 2006 and February 2007, respectively. Lease rates for marine vessels of this type are showing signs of softening from their record highs and it is expected that the marine vessel whose lease expires later in 2006 will be re-leased at a lower rate;

(4) The management fee rate paid by the Partnership is being reduced by 25% due to a litigation settlement in a prior year during the period from January 1, 2005 through June 30, 2006;

(5) While the Partnership is scheduled to terminate on December 31, 2013, the General Partner is currently reviewing the strategic alternatives for the Partnership’s remaining assets. These alternatives include selling the Partnership’s remaining assets and assets owned by entities in which the Partnership has an equity interest;

(6) The timing and amount of future cash distributions to the limited partners and the General Partner will be based on the cash position of the Partnership and operational requirements; and

(7) In order to prevent the Partnership from being considered publicly traded and to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the General Partner began limiting the number of limited partnership units to be traded to 2% per year of the total outstanding units. During April 2006, the General Partner announced that the Partnership had reached the 2% trading limit for 2006 and that no further transfers would be allowed in 2006 except for transfers from will, intestate succession or operation of law.

Several other factors may affect the Partnership's operating performance in the year 2006 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

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

PLM EQUIPMENT GROWTH & INCOME FUND VII

By:  PLM Financial Services, Inc.
General Partner

                          Date: May 11, 2006 By: /s/ Richard K Brock
        Richard K Brock
        Chief Financial Officer