Form 10KSB/A
period 2005-12-31
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 2006-06-06
CIK 895234

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

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]

Registrant's aggregate market value of voting stock: N/A

Registrant's Limited Partnership units outstanding as of December 31, 2005 were 4,981,450.

Registrant's revenues for the fiscal year ended December 31, 2005 was $18,493,000.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

EXPLANATORY NOTE

This Form 10-KSB/A (Amendment No. 1) is being filed with the U.S. Securities and Exchange Commission (SEC) in order to reflect the restatement of PLM Equipment Growth & Income Fund VII, a California limited partnership's statements of cash flows for the years ended December 31, 2005 and 2004. All financial data in this report reflects the effects of the restatement. See Note 1 to the financial statements for details relating to this restatement.

Certain items in the Form 10-KSB filed with the SEC on March 30, 2006 remain unchanged and have been omitted from this Form 10-KSB/A.

ITEM 13. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) 1. Financial Statements

The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-KSB/A.

(B) Financial Statement Schedule

None.

(C) Exhibits

4
Third Amended and Restated Limited Partnership Agreement of Partnership, incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-55796), which became effective with the Securities and Exchange Commission on May 25, 1993.

4.1
First Amendment to the Third Amended and Restated Partnership Agreement dated May 28, 1993, incorporated by reference to the Partnership’s Form 10-K dated December 31, 2000 filed with the Securities and Exchange Commission on March 16, 2001.

4.2
Second Amendment to the Third Amended and Restated Partnership Agreement, dated January 21, 1994, incorporated by reference to the Partnership’s Form 10-K dated December 31, 2000 filed with the Securities and Exchange Commission on March 16, 2001.

4.3
Third Amendment to the Third Amended and Restated Partnership Agreement, dated March 25, 1999, incorporated by reference to the Partnership’s Form 10-K dated December 31, 2000 filed with the Securities and Exchange Commission on March 16, 2001.

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

10.2
Note Agreement, dated as of December 1, 1995, regarding $23.0 million of 7.27% senior notes due December 31, 2005, incorporated by reference to the Partnership's Annual Report on Form 10-K dated December 31, 1995 filed with the Securities and Exchange Commission on March 20, 1996.

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

Dated: June 6, 2006 PLM EQUIPMENT GROWTH & INCOME FUND VII
PARTNERSHIP

By:    PLM Financial Services, Inc.
                        General Partner

By:     /s/ Paul M. Leand
    Paul M. Leand
    President

By:     /s/ Richard K Brock
    Richard K Brock
    Chief Financial Officer

CERTIFICATION

The undersigned hereby certifies, in their capacity as a director of the General Partner of PLM Equipment Growth & Income Fund VII (the Partnership), that the Annual Report of the Partnership on Form 10-KSB/A for the year ended December 31, 2005, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.

Name                                 Capacity                 Date

/s/ Paul M. Leand
Paul M. Leand                             Director, FSI                 June 6, 2006

/s/ Michael Dockman
Michael Dockman                           Director, FSI                 June 6, 2006

/s/ James G. Dolphin
James G. Dolphin                           Director, FSI                 June 6, 2006

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
INDEX TO FINANCIAL STATEMENTS

(Item 13(a))

Page

Report of independent registered public accounting firm	7

Balance sheets as of December 31, 2005 and 2004	8

Statements of income for the years ended
December 31, 2005 and 2004	9

Statements of changes in partners' capital for the
years ended December 31, 2005 and 2004	10

Statements of cash flows for the years ended
December 31, 2005 and 2004	11

Notes to financial statements	12-30

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

The accompanying statements of cash flows for the years ended December 31, 2005 and 2004 have been restated as discussed in Note 1 to the financial statements.

/s/ Grant Thornton LLP

New York, New York
March 24, 2006, except for Note 1 for which the date is June 1, 2006.

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

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(in thousands of dollars)

	2005	2004
	(As Restated,	(As Restated
Operating activities	See Note 1)	See Note 1)
Income from continuing operations	$6,044	$454
Adjustments to reconcile income from continuing operations
to net cash provided by (used in) operating activities:
Depreciation	3,824	4,343
Amortization	3	3
Amortization of debt placement costs	24	26
Recovery of bad debts	--	(558)
Gain on disposition of equipment	(688)	(154)
Equity in net loss from equity investments	2,256	572
Distributions from equity investments	1,628	1,623
Changes in operating assets and liabilities:
Accounts and other receivables	543	626
Other assets	(136)	296
Accounts payable and accrued expenses	(11)	(454)
Due to affiliates	(58)	(31)
Reserve for repairs	(467)	855
Lessee deposits and prepaid revenues	157	231
Cash provided by operating activities of continuing operations	13,119	7,832
Cash provided by operating activities of discontinued operations	1,011	267
Net cash provided by operating activities	14,130	8,099

Investing activities
Investments in equity investments	--	(22,067)
Non-operating distributions from equity investments	--	11,196
Decrease in restricted cash	--	60
Collections on finance lease receivable	282	131
Proceeds from disposition of equipment	362	287
Cash provided by (used in) investing activities of continuing
operations	644	(10,393)
Cash provided by investing activities of discontinued operations	6,105	2,294
Net cash provided by (used in) investing activities	6,749	(8,099)

Financing activities
Payments on notes payable	(4,000)	(4,000)
Cash distribution paid to limited partners	(13,998)	--
Cash distribution paid to General Partner	(737)	--
Net cash used in financing activities	(18,735)	(4,000)

Net increase (decrease) in cash and cash equivalents	2,144	(4,000)
Cash and cash equivalents at beginning of period	4,635	8,635
Cash and cash equivalents at end of period	$6,779	$4,635

Supplemental information
Interest paid	$263	$586
See accompanying notes to financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

1. Restatement of Financial Statements

On March 30, 2006, PLM Equipment Growth & Income Fund VII, a California limited partnership (the Partnership) filed its 2005 Form 10-KSB. During May 2006, PLM Financial Services, Inc. (FSI) the General Partner of the Partnership, determined that the Partnership incorrectly reported the cash (used in) provided by operating activities of discontinued operations on the statements of cash flows for the years ended December 31, 2005 and 2004. The principal effects of the restatements were to decrease cash provided by operating activities of continuing activities, with an offsetting increase to cash provided by operating activities of discontinued operations. The restatements did not change the net cash provided by operating activities. In the previously filed Form 10-KSB, the Partnership reconciled to cash flow from operations beginning with the caption "Net income". In this Form 10-KSB/A, the reconciliation begins with "Income from continuing operations". A summary of the significant effects on the statements of cash flows from the restatements are as follows:

                                                For the Year Ended December 31, 2005
	As
	Previously		As
	Reported	Adjustment	Restated
Cash provided by operating
activities of continuing operations	15,882	(2,763)	13,119
Cash (used in) provided by operating activities
of discontinued operations	(1,752)	2,763	1,011

                                               For the Year Ended December 31, 2004
	As
	Previously		As
	Reported	Adjustment	Restated
Cash provided by operating
activities of continuing operations	7,973	(141)	7,832
Cash provided by operating
activities of discontinued operations	126	141	267

2. Basis of Presentation

Organization

The Partnership was formed on December 2, 1992 to engage in the business of owning, leasing, or otherwise investing in predominantly used transportation and related equipment.

The General Partner of the Partnership manages the affairs of the Partnership. On November 15, 2005, PLM International, Inc., the former parent company of FSI, sold all the issued and outstanding shares of common stock of FSI to AMA CP Fund I Inc.

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

2. Basis of Presentation (continued)

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

Depreciation and Amortization

Depreciation of equipment held for operating leases is computed on the double-declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 12 years for transportation equipment and 7 years for non-transportation equipment. The depreciation method changes to straight line when the annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Acquisition fees paid to the General Partner (see Notes 3 and 4 to the financial statements) and certain other acquisition costs have been capitalized as part of the cost of the equipment. Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the estimated remaining life of the equipment. Lease negotiation fees are included in other assets and are amortized over the initial equipment lease term.

Debt placement fees were included in other assets and were amortized over the term of the loan using either the effective interest or the straight-line method if that method approximates the effective interest method and are included in interest expense in the accompanying statements of income. (see Note 12 to the financial statements)

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

2. Basis of Presentation (continued)

Equipment

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

Discontinued Operations

During 2005, the Partnership and an investment entity in which the Partnership has an interest, sold all of their remaining railcars. Consequently, the results from this operation have been classified as discontinued operations for all periods presented. Assets and liabilities from discontinued operations have been classified as assets and liabilities held for sale for all periods presented. (see Note 3 to the financial statements)

Repairs and Maintenance

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

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

2. Basis of Presentation (continued)

Net Income and Distributions

Special allocations of income are made to the General Partner to the extent necessary to cause the capital account balance of the General Partner to be zero as of the close of such year in accordance with the Limited Partnership Agreement. The limited partners' net income is allocated among the limited partners based on the number of limited partnership units owned by each limited partner. (see Note 9 to the financial statements)

Cash distributions of the Partnership are allocated 95% to the limited partners and 5% to the General Partner and may include amounts in excess of net income.

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

Basic Earnings (Loss) Per Weighted-Average Limited Partnership Unit

Basic earnings (loss) per weighted-average limited partnership unit was computed by dividing income from continuing operations, (loss) income from operation of discontinued operations and the gain on disposition of discontinued operations attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the year. The weighted-average number of limited partnership units deemed outstanding during the years ended December 31, 2005 and 2004 was 4,981,450. (see Note 9 to the financial statements) All special allocations of income to the General Partner are included in basic earnings from continuing operations.

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

Fair Value of Financial Instruments

The Partnership's financial instruments consist of cash and cash equivalents, accounts and other receivables, accounts payable and accrued expenses, due to affiliates and notes payable. The fair value of cash and cash equivalents, accounts and other receivables, accounts payable and accrued expenses, and due to affiliates approximates book value due to their short-term nature. The fair value of the Partnership's note payable at December 31, 2004 approximated its book value as the fixed rate on the debt approximated the market rate for similar debt. The notes payable were repaid in 2005. (see Note 12 to the financial statements)

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

2.  Basis of Presentation (continued)

Comprehensive Income

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

4. Transactions with General Partner and Affiliates

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

The Partnership had equity investments in affiliated entities that own equipment and other assets during 2005 and 2004. (see Note 6 to the financial statements)

During 2004, the Partnership, two affiliated programs and a non-affiliated third party, formed two investment entities which each purchased two commercial aircraft. The Partnership's net investment in these entities was $3.6 million. In addition, the Partnership, two affiliated programs and a non-affiliated third party also formed a tenancy-in-common which purchased certain machinery and other equipment used in hospitals. The Partnership's net investment in this entity was $7.3 million. (see Note 6 to the financial statements)

The balance due to affiliates as of December 31, 2005 includes $0.1 million due to FSI for management fees and $0.7 million due to affiliated equity investments. The balance due to affiliates as of December 31, 2004 includes $0.2 million due to FSI for management fees and $0.7 million due to affiliated equity investments.

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

The lessee for 3,544 of the Partnership's marine containers has the option to purchase these marine containers in the first quarter of 2006. The purchase option for these marine containers is in excess of the net book value. Should the lessee exercise this option, lease revenues will be negatively impacted. (see Note 15 to the financial statements)

Future minimum rentals under non-cancelable operating leases, as of December 31, 2005, for owned equipment held for operating leases during each of the next five years and thereafter is approximately $7.0 million in 2006 and none thereafter. Per diem and short-term rentals consisting of utilization rate lease payments included in lease revenues amounted to $2.9 million in 2005 and $1.5 million in 2004.

6. Equity Investments Affiliated Entities

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
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

6. Equity Investments in Affiliated Entities (continued)

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Partnership has an interest and the Partnership’s proportional share of equity in each entity (in thousands of dollars):

	TWA	TWA	Boeing
	S/N 49183	MD-82	737-300
As of December 31, 2005	Trust[1]	Trust[2]	Trust[3]

Assets
Equipment less accumulated depreciation	$--	$419	$6,366
Accounts receivables	--	--	54
Due from affiliate	--	--	1,907
Total assets	$--	$419	$8,327
Liabilities
Accounts payable	$--	$--	$5
Due to affiliates	5	5	12
Lessee deposits and reserve for repairs	--	--	1,907
Total liabilities	5	5	1,924

Equity	(5)	414	6,403
Total liabilities and equity	$--	$419	$8,327

Partnership’s share of equity	$(3)	$212	$2,347

	PLM CAL I	PLM CAL II
As of December 31, 2005 (continued)	LLC[4]	LLC[5]	CFHS[6]	Total

Assets
Equipment less accumulated depreciation	$24,568	$24,535	$13,446
Cash and cash equivalents	1,877	1,878	112
Accounts receivable	47	16	2,540	[7]
Other assets	477	477	79
Total assets	$26,969	$26,906	$16,177
Liabilities
Accounts payable	$447	$446	$--
Due to affiliates	6	6	98
Notes payable	23,937	23,919	--
Total liabilities	24,390	24,371	98

Equity	2,579	2,535	16,079
Total liabilities and equity	$26,969	$26,906	$16,177

Partnership’s share of equity	$665	$654	$5,793		$9,668

1	The Partnership owns a 50% interest in the TWA S/N 49183 Trust that was formed in 1998 that owns a MD-82 stage III commercial aircraft.
2  The Partnership owns a 50% interest in the TWA MD-82 Trust that was formed in 1998 that owns a MD-82 stage III commercial aircraft.
3	The Partnership owns a 38% interest in the Boeing 737-300 Trust that was formed in 1999 that owns a Boeing stage III commercial aircraft.
4	The Partnership owns a 26% interest in the PLM CAL I LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
5	The Partnership owns a 26% interest in the PLM CAL II LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
6	The Partnership owns a 36% interest in CFHS that was formed in the fourth quarter of 2004 that owns various types of machinery and equipment.
7.
CFHS accounts receivable represents unpaid lease payments since inception. The accounts receivable is not due until the end of the existing lease in November 2006 unless the lessee extends the lease in accordance with the lease agreement, in which case, the lessee can remain up to two years in arrears of its lease payments.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

6. Equity Investments in Affiliated Entities (continued)

	TWA	TWA	Boeing	PLM
	S/N 49183	MD-82	737-300	Worldwide
As of December 31, 2004	Trust[1]	Trust[2]	Trust[3]	Leasing Corp.[4]

Assets
Equipment less accumulated depreciation	$--	$1,677	$7,643	$--
Cash and cash equivalents	--	--	--	140
Accounts and note receivables	50	49	--	2,228
Due from affiliate	--	--	1,966	4
Other assets	--	--	6	--
Total assets	$50	$1,726	$9,615	$2,372
Liabilities
Accounts payable	$--	$--	$65	$2,205
Due to affiliates	8	8	5	--
Lessee deposits and reserve for repairs	--	--	1,966	--
Total liabilities	8	8	2,036	2,205

Equity	42	1,718	7,579	167
Total liabilities and equity	$50	$1,726	$9,615	$2,372

Partnership’s share of equity	$21	$878	$2,789	$42

	PLM CAL I	PLM CAL II
As of December 31, 2004 (continued)	LLC[5]	LLC[6]	CFHS [7]	Total

Assets
Equipment less accumulated depreciation	$29,482	$29,442	$18,900
Cash and cash equivalents	1,897	1,897	125
Accounts receivable	--	--	260
Other assets	543	542	167
Total assets	$31,922	$31,881	$19,452
Liabilities
Accounts payable	$480	$480	$2
Due to affiliates	6	6	9
Notes payable	25,744	25,716	--
Lessee deposits and reserve for repairs	199	203	--
Total liabilities	26,429	26,405	11

Equity	5,493	5,476	19,441
Total liabilities and equity	$31,922	$31,881	$19,452

Partnership’s share of equity	$1,414	$1,409	$6,999	$13,552

1	The Partnership owns a 50% interest in the TWA S/N 49183 Trust that was formed in 1998 that owns a MD-82 stage III commercial aircraft.
2  The Partnership owns a 50% interest in the TWA MD-82 Trust that was formed in 1998 that owns a MD-82 stage III commercial aircraft.
3	The Partnership owns a 38% interest in the Boeing 737-300 Trust that was formed in 1999 that owns a Boeing stage III commercial aircraft.
4	The Partnership owned a 25% interest in PLM Worldwide Leasing Corp. that was formed in 1995 and dissolved in 2005 that owned aircraft related assets.
5	The Partnership owns a 26% interest in the PLM CAL I LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
6	The Partnership owns a 26% interest in the PLM CAL II LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
7	The Partnership owns a 36% interest in CFHS that was formed in the fourth quarter of 2004 that owns various types of machinery and equipment.

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

	TWA	TWA	Boeing	PLM
For the year ended	S/N 49183	MD-82	737-300	Worldwide
December 31, 2005	Trust[1]	Trust[2]	Trust[3]	Leasing Corp.[4]

Lease revenues and interest and other income	$1,152	$1,153	$1,566	$601
Less: Depreciation and amortization expense	--	1,258	1,277	--
Operations support	--	--	26	--
General and administrative expenses	71	71	146	590
Net income (loss)	$1,081	$(176)	$117	$11

Partnership’s share of net income (loss)	$541	$(102)	$38	$2

For the year ended	PLM CAL I	PLM CAL II
December 31, 2005 (continued)	LLC[5]	LLC[6]	CFHS[7]	Total

Lease revenues and interest and other income	$3,949	$3,911	$2,283
Less: Depreciation and amortization expense	4,941	4,934	5,541
Interest expense	1,858	1,856	--
General and administrative expenses	105	104	120
Net loss	$(2,955)	$(2,983)	$(3,378)

Partnership’s share of net loss	$(758)	$(765)	$(1,212)	$(2,256)

	TWA	TWA	Boeing	PLM
For the year ended	S/N 49183	MD-82	737-300	Worldwide
December 31, 2004	Trust[1]	Trust[2]	Trust[3]	Leasing Corp.[4]

Lease revenues and interest and other income	$1,250	$1,249	$1,560
Less: Depreciation and amortization expense	--	1,258	1,533
Operations support	--	--	23
General and administrative expenses	74	74	127
Net income (loss)	$1,176	$(83)	$(123)

Partnership’s share of net income (loss)	$588	$(55)	$(59)	42

1	The Partnership owns a 50% interest in the TWA S/N 49183 Trust that was formed in 1998 that owns a MD-82 stage III commercial aircraft.
2  The Partnership owns a 50% interest in the TWA MD-82 Trust that was formed in 1998 that owns a MD-82 stage III commercial aircraft.
3	The Partnership owns a 38% interest in the Boeing 737-300 Trust that was formed in 1999 that owns a Boeing stage III commercial aircraft.
4	The Partnership owned a 25% interest in PLM Worldwide Leasing Corp. that was formed in 1995 and dissolved in 2005 that owned aircraft related assets.
5	The Partnership owns a 26% interest in the PLM CAL I LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
6	The Partnership owns a 26% interest in the PLM CAL II LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
7	The Partnership owns a 36% interest in CFHS that was formed in the fourth quarter of 2004 that owns various types of machinery and equipment.

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

6. Equity Investments in Affiliated Entities (continued)

For the year ended	PLM CAL I	PLM CAL II
December 31, 2004 (continued)	LLC[5]	LLC[6]	CFHS[7]	Total

Lease revenues and other income	$1,372	$1,354	$260
Less: Depreciation and amortization expense	2,210	2,206	979
Interest expense	683	682	--
General and administrative expenses	65	65	21
Net loss	$(1,586)	$(1,599)	$(740)

Partnership’s share of net loss	$(409)	$(412)	$(267)	$(572)

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

The General Partner evaluates the performance of each segment based on profit or loss from operations before allocation of interest expense, and certain general and administrative and other expenses. The segments are managed separately due to the utilization of different business strategies for each operation. The accounting policies of the Partnership’s operating segments are the same as described in Note 2, Basis of Presentation. There were no intersegment revenues for the years ended December 31, 2005 and 2004.

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

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

7. Operating Segments (continued)

		Marine	Marine		Machinery
For the year ended	Aircraft	Container	Vessel	Trailer	And Other
December 31, 2004	Leasing	Leasing	Leasing	Leasing	Equipment	Other[1]	Total

Revenues
Lease revenue	$388	$6,074	$4,656	$25	$--	$--	$11,143
Interest and other income	128	--	--	19	--	116	263
Gain on disposition of equipment	--	146	--	8	--	--	154
Total revenues	516	6,220	4,656	52	--	116	11,560

Expenses
Depreciation and amortization	--	3,104	1,240	--	--	2	4,346
Operations support	10	81	4,178	15	--	--	4,284
Management fees to affiliate	60	304	233	29	--	--	626
Interest expense	--	--	--	--	--	612	612
General and administrative expenses	18	--	107	22	--	1,077	1,224
Recovery of bad debts	(557)	--	--	(1)	--	-	(558)
Total expenses	(469)	3,489	5,758	65	--	1,691	10,534
Equity in net loss of equity
investments	(305)	--	--	--	(267)	--	(572)
Income (loss) from continuing operations	$680	$2,731	$(1,102)	$(13)	$(267)	$(1,575)	$454
Total assets as of
December 31, 2004	$6,871	$16,836	$2,443	$319	$6,999	$9,131	$42,599
Investment in equity investment	$14,803	$--	$--	$--	$7,264	$--	$22,067

8.	Geographic Information

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

9. Basic Earnings (Loss) Per Weighted-Average Limited Partnership Unit

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

PLM EQUIPMENT GROWTH & INCOME FUND VII
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

9. Basic Earnings (Loss) Per Weighted-Average Limited Partnership Unit (continued)

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

12. Debt

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

13. Concentrations of Credit Risk

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

15. Subsequent Events

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

PLM EQUIPMENT GROWTH & INCOME FUND VII

INDEX OF EXHIBITS

Exhibit			Page

4.		Third Amended and Restated Limited Partnership Agreement of Partnership.	*

4.	1	First Amendment to the Third Amended and Restated Limited Partnership Agreement.	*

4.	2	Second Amendment to the Third Amended and Restated Limited Partnership Agreement.	*

4.	3	Third Amendment to the Third Amended and Restated Limited Partnership Agreement.	*

4.	4	Fourth Amendment to the Third Amended and Restated Partnership Agreement.	*

10.	1	Management Agreement between Partnership and PLM Investment
		Management, Inc.	*

10.	2	Note Agreement, dated as of December 1, 1995, regarding $23.0 million of 7.27%
		senior notes due December 31, 2005.	*

10.	3	Settlement Agreement between PLM Worldwide Leasing Corp. and Varig
		S.A. dated October 11, 2002.	*

10.	4	Amended and restated Warehouse Credit Agreement, dated as of March 17, 2004.	*

10.	5	PLM CAL I LLC operating agreement dated June 4, 2004.	*

10.	6	PLM CAL II LLC operating agreement dated June 4, 2004.	*

10.	7	PLM CAL I LLC equipment purchase agreement dated August 26, 2004.	*

10.	8	PLM CAL II LLC equipment purchase agreement dated August 26, 2004.	*

10.	9	First Amendment to Amended and Restated Warehouse Credit Agreement dated September 3, 2004.	*

10.	10	Modification of Settlement Agreement between PLM Worldwide Leasing Corp. and Varig S.A. dated September 24, 2004.	*

10.	11	Trust Indenture and Mortgage 645 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I.	*

10.	12	Trust Indenture and Mortgage 646 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I.	*

10.	13	Trust Indenture and Mortgage 647 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II.	*

10.	14	Trust Indenture and Mortgage 648 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II.	*

10.	15	Trust Indenture and Mortgage 645 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I.	*

10.	16	Trust Indenture and Mortgage 646 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I.	*

10.	17	Trust Indenture and Mortgage 647 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II.	*

10.	18	Trust Indenture and Mortgage 648 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II.	*

10.	19	Second Amendment to Amended and Restated Warehouse Credit Agreement dated October 20, 2004.	*

10.	20	Third Amendment to Amended and Restated Warehouse Credit Agreement dated December 28, 2004.	*

10.	21	Fourth Amendment to Amended and Restated Warehouse Credit Agreement dated March 24, 2005.	*

10.	22	Fifth Amendment to Amended and Restated Warehouse Credit Agreement dated July 26, 2005	*

10.	23	Asset purchase agreement dated as of August 4, 2005.	*

14.		PLM Financial Services Inc. Code of Ethics.	*

31.	1	Certificate of President of the General Partner pursuant to Section 302 of Sarbanes - Oxley Act of 2002.	33

31.	2	Certificate of Chief Financial Officer of the General Partner pursuant to Section 302 of Sarbanes - Oxley Act of 2002.	34

32.	1	Certificate of President of the General Partner pursuant to Section 906 of Sarbanes - Oxley Act of 2002.	35

32.	2	Certificate of Chief Financial Officer of the General Partner pursuant to Section 906 of Sarbanes - Oxley Act of 2002.	36

* Incorporated by reference. See pages 2 - 4 of this report.