Form 10KSB
period 2006-12-31
PLM EQUIPMENT GROWTH & INCOME FUND VII
filed 2007-03-26
CIK 895234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB

☒ Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________.

Commission file number 0-26594
_______________________

PLM EQUIPMENT GROWTH & INCOME FUND VII LIQUIDATING TRUST
(Name of small business issuer in its charter)

California	94-3168838
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

405 Lexington Avenue, 67th floor
New York, NY	10174
(Address of principal executive offices)	(Zip code)

Issuer's telephone number, including area code: (212) 682-3344
_______________________

Securities registered under Section 12(b) of the Exchange Act:

Beneficial Interests	N/A
(Title of class)	(Name of each exchange on which registered)

Securities registered under Section 12(g) of the Exchange Act:

N/A	N/A
(Title of class)	(Name of each exchange on which registered)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No☒

State issuer’s revenues for its most recent fiscal year. The Liquidating Trust had no revenues during the period from June 30, 2006 (inception) through December 31, 2006. The Liquidating Trust's increase in liquidation value during the period from June 30, 2006 (inception) through December 31, 2006 was $8.1 million.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates. There is no market value for the issuers voting and non-voting equity securities held by non-affiliates, as the issuer’s equity securities do not trade on any exchange and are not quoted on any electronic intermediary quotation system.

Registrant's non-Trustee beneficial units outstanding as of December 31, 2006 were 4,981,450.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PLM EQUIPMENT GROWTH & INCOME FUND VII LIQUIDATING TRUST
Form 10-KSB
Table of Contents

		Page
	PART I

Item 1.	Description of Business	2

Item 2.	Description of Property	4

Item 3.	Legal Proceedings	4

Item 4.	Submission of Matters to a Vote of Security Holders	4

	PART II

Item 5.	Market for the Trust's Beneficial Units	4

Item 6.	Management's Discussion and Analysis or Plan of Operation	4

Item 7.	Financial Statements	9

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial
	Disclosure	9

Item 8a.	Controls and Procedures	9

Item 8b.	Other Information	10

	PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act	11

Item 10.	Executive Compensation	12

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related
	Beneficial Interest Matters	12

Item 12.	Certain Relationships and Related Transactions, and Director Independence	12

Item 13.	Exhibits	13

Item 14.	Principal Accountant Fees and Services	16

	2006 Annual Report	18 - 34

PART I
ITEM 1. DESCRIPTION OF BUSINESS

(A) Background

On June 30, 2006 (inception), PLM Equipment Growth & Income Fund VII Liquidating Trust (the Trust) was established. On that date, all of the assets and liabilities of PLM Equipment Growth & Income Fund VII, a California limited partnership (the Partnership) were transferred to the Trust. PLM Financial Services, Inc. (FSI or the Trustee) is the Trustee of the Trust. The Trustee has a 5% interest in the earnings and distributions of the Trust.

The Partnership, formed on December 2, 1992, engaged in the business of owning, leasing, or otherwise investing in transportation and related equipment. FSI was the General Partner of the Partnership. In June 2006, FSI filed a Registration Statement on Form 15-12G with the United States Securities and Exchange Commission with respect to the termination of registration of the Partnership under Section 12g of the Securities Exchange Act of 1934.

The Trust's primary objective is to liquidate the assets and pay all liabilities of the Trust. The Trust will pay cash distributions to the beneficial interest holders after significant asset dispositions. Cash remaining after all assets have been disposed and all liabilities have been paid, together with excess net operating cash flows from operations, will be paid as cash distributions to the beneficial interest holders at the end of the liquidation period.

As of December 31, 2006, there were 4,981,450 non-trustee beneficial interests outstanding.

The Trust shall terminate upon the earliest of (i) a termination required by the applicable laws of the State of Delaware, (ii) the termination due to the distribution of all Trust assets or (iii) June 30, 2008; provided, however, that the Trustee, in its discretion, may extend the existence of this Trust to such later date as it may designate, if it determines that an extension is reasonably necessary to pay or make provision for then known liabilities, actual or contingent.

Table 1, below, lists the owned equipment and equipment in entities in which the Trust has an equity investment and the net realizable amounts of the owned equipment and equity investment as of December 31, 2006 (in thousands of dollars):

TABLE 1

Realizable
Units	Type	Manufacturer	Amounts

	Owned equipment

1	Dry-bulk marine vessel	Ishikawa Jima	$7,488

	Equity investments in affiliated entities

0.26	Two 737-500 Stage III commercial aircraft	Boeing	$1,605	[1]

The marine vessel was sold during January 2007 (see Note 16 to the Financial Statements regarding a discussion of this transaction). The aircraft are leased until the year 2015. While the leases for aircraft equipment extend beyond the Trust’s expected dissolution date, the Trustee believes it will be able to sell these aircraft subject to those leases.

1. Jointly owned by the Trust, two affiliated trusts and a non-affiliated third party.

(B) Management of Trust Equipment

The Trust has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly owned subsidiary of FSI, for the management of the Trust's equipment. The Trust’s management agreement with IMI is to co-terminate with the dissolution of the Trust, unless the beneficial interest holders vote to terminate the agreement prior to that date or at the discretion of the Trustee. IMI has agreed to perform all services necessary to manage the equipment on behalf of the Trust and to perform or contract for the performance of all obligations of the lessors under the Trust's leases.  In consideration for its services and pursuant to the Trust agreement, IMI is entitled to a monthly management fee (see Notes 1, 3 and 11 to the Financial Statements).

(C) Competition

(1) Operating Leases versus Full Payout Leases

The short to mid-term nature of operating leases generally commands a higher rental rate than longer-term, full payout leases and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under an operating lease need not be capitalized on the lessee's balance sheet.

The Trust encounters considerable competition from lessors that utilize full payout leases on new equipment, i.e. leases that have terms equal to the expected economic life of the equipment.  While some lessees prefer the flexibility offered by a shorter-term operating lease, other lessees prefer the rate advantages possible with a full payout lease.  Competitors may write full payout leases at considerably lower rates and for longer terms than the Trust offers, or larger competitors with a lower cost of capital may offer operating leases at lower rates, which may put the Trust at a competitive disadvantage.

(2) Manufacturers and Equipment Lessors

The Trust competes with equipment manufacturers who offer operating leases and full payout leases. Manufacturers may provide ancillary services that the Trust cannot offer, such as specialized maintenance service (including possible substitution of equipment), training, warranty services, and trade-in privileges.

The Trust also competes with many equipment lessors, including GATX Corp., General Electric Capital Aviation Services Corporation and other investment programs that lease the same types of equipment.

(D) Demand

The Trust currently operates in two operating segments: dry-bulk marine vessel leasing and commercial aircraft leasing.

(1) Dry-Bulk Marine Vessel

At December 31, 2006, the Trust owned a dry-bulk marine vessel. In November 2006, the Trust entered into a memorandum of agreement to sell this marine vessel. In January 2007, the Trust completed the sale of this marine vessel and received proceeds of $7.5 million. See Note 16 to the Financial Statements for a discussion regarding the completion of this transaction.

(2) Commercial Aircraft

The Trust has a 26% equity interest in two entities, each of which owns the owner participation interest in an owner trust that owns a Boeing 737-500 commercial aircraft. Both of the aircraft are leased to a major United States carrier until the year 2015.

In December 2006, both of the entities in which the Trust has an equity interest signed a letter of intent to sell their owner participation interest in their respective owner trust. The Liquidating Trust's share of the total sales proceeds, net of transaction costs and debt to be assumed by the buyer, are estimated to be $1.6 million. The closing of the transaction contemplated by the letter of intent is expected to occur in late March or early April 2007, however, the closing is subject to numerous conditions, and there can be no assurance that the closing will occur in that time frame, if at all. If this transaction is not completed, the Trustee will immediately remarket the aircraft for sale.

(E) Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Trust's ownership and operation of equipment. Changes in governmental regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Trust's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Trust's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification of such equipment to meet these regulations, at considerable cost to the Trust. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2. DESCRIPTION OF PROPERTY

The Trust neither owns nor leases any properties other than the equipment that was transferred to it from PLM Equipment Growth & Income Fund VII. As of December 31, 2006, the Trust owned a marine vessel and equity investments in entities that own a total of two aircraft as described in Item 1, Table 1. The Trust does not own any real property.

The Trust maintains its principal office at 405 Lexington Avenue, 67th floor, New York, NY 10174.

ITEM 3. LEGAL PROCEEDINGS

The Trust is not involved as plaintiff or defendant in any legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Trust's beneficial interest holders from June 30, 2006 (inception) through December 31, 2006.

PART II

ITEM 5.	MARKET FOR THE TRUST'S BENEFICAL UNITS

Pursuant to the terms of the Trust agreement, the Trustee is entitled to a 5% interest in the profits, losses and distributions of the Trust. The Trustee is the sole holder of such interests. Special allocations of income are made to the Trustee equal to the deficit balance, if any, in the capital account of the Trustee. The remaining interests in the profits, losses and cash distributions of the Trust are owned, as of December 31, 2006, by the 4,905 non-trustee beneficial interest holders in the Trust.

There is no market for the sale of the beneficial interests of the Trust. The Trustee will not allow for transfer of such ownership except by will, intestate succession or operation of law.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Trust's consolidated financial statements contained in the 2006 Annual Report have been prepared in accordance with the requirements for a Small Business Issuer as prescribed by Regulation S-B under the Securities Exchange Act of 1934. Generally, a Small Business Issuer cannot file under Regulation S-B if its annual revenues or public float exceed $25.0 million for two consecutive years. The Trust qualifies as a Regulation S-B filer since annual revenues of the Partnership, which was dissolved on June 30, 2006, were less than $25.0 million when prepared in accordance with General Accepted Accounting Principles in the United States and its public float for the Partnership’s limited partnership units did not exceed $25.0 million. The Trust's revenues for the period from June 30, 2006 (inception) through December 31, 2006 were less than $25.0 million and there is no public float for the Trust’s beneficial interests.

(A) Introduction

Management's discussion and analysis or plan of operation relates to the financial statements of PLM Equipment Growth & Income Fund VII Liquidating Trust (the Trust). The following discussion and analysis focuses on the performance of the Trust's equipment in the various segments in which it operates and its effect on the Trust's overall financial condition.

(B) Results of Operations -- Factors Affecting Performance

(1) Re-leasing Activity and Re-pricing Exposure to Current Economic Conditions

The exposure of the Trust's equipment portfolio to re-pricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for Trust’s equipment include supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the start of a subsequent lease can result in a reduction of operating cash flow to the Trust.

(2) Equipment Liquidations

Liquidation of Trust equipment and equipment owned by entities in which the Trust has an equity investment represents a reduction in the size of the equipment portfolio and may result in a reduction of operating cash flow to the Trust.

(3) Asset Valuation

In accordance with the liquidation basis of accounting, the carrying values of the assets are presented at the net realizable amounts less costs to dispose in the Statements of Net Assets in Liquidation.

(C) Financial Condition -- Capital Resources and Liquidity

The Trust’s assets and liabilities were transferred to the Trust from PLM Equipment Growth & Income Fund VII. As of December 31, 2006, the Trust had no outstanding indebtedness. The Trust relies on operating cash flow and asset disposition proceeds to meet its operating obligations and make distributions to the beneficial interest holders.

The Trustee has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above. The non-trustee beneficial interest holders are prohibited from making capital contributions to the Trust.

The Trust is actively liquidating its equipment portfolio. As a result, the size of the Trust’s remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to decline as assets are sold.

In accordance with the liquidation basis of accounting, the carrying values of the assets are presented at net realizable amounts less costs to dispose and all liabilities are presented at estimated settlement amounts, including estimated costs associated with completing the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by the Trustee, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be material differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected.

At December 31, 2006, the Trust had unrestricted cash and cash equivalents of $10.0 million.

During the period from June 30, 2006 (inception) through December 31, 2006, the Trust disposed of owned equipment and received aggregate proceeds of $22.6 million and disposed of equity investments and received aggregate proceeds of $13.0 million. During the same period, the Trust's owned equipment operations earned lease revenues of $5.9 million, paid or incurred operating expenses of $3.6 million and incurred $1.5 million in marine vessel repairs. Additionally, the Trust's interest in equity investments earned lease revenues of $4.3 million and paid or incurred additional operating expenses of $0.8 million.

Accounts receivables decreased $0.9 million during the period from June 30, 2006 (inception) through December 31, 2006 due to a reduction in the equipment portfolio available for lease resulting from asset dispositions.

Other assets increased $0.1 million during the period from June 30, 2006 (inception) through December 31, 2006 due to the Trust prepaying certain marine vessel expenses at December 31, 2006. The Trust did not prepay any marine vessel expenses at June 30, 2006 (inception).

Accounts payable and accrued expenses increased $2.2 million during the period from June 30, 2006 (inception) through December 31, 2006. An increase of $1.5 million was due to payables owed at December 31, 2006 related to repairs made to the marine vessel during the fourth quarter of 2006, an increase of $0.5 million was due to the timing of vendor payments and an increase of $0.2 was due to commissions owed from the sale of a marine vessel at December 31, 2006.

Due to affiliates decreased $0.7 million during the period from June 30, 2006 (inception) through December 31, 2006. A decrease of $0.8 million was due to the return of the security deposit of $0.1 million and engine reserves of $0.7 million due to an entity in which the Trust owned an equity interest partially offset by an increase of $0.1 million for management fees due to affiliates at December 31, 2006.

Prepaid deposits decreased $0.5 million during the period from June 30, 2006 (inception) through December 31, 2006 due to the lessee prepaid lease payments being recognized as revenues.

During the period from June 30, 2006 (inception) through December 31, 2006, cash distributions declared and paid totaled $37.8 million ($7.20 per unit of beneficial interest) of which $1.9 million was distributed to the Trustee and $35.9 million was distributed to the other holders of beneficial interest. See Note 16 to the Financial Statements for discussion of additional cash distributions declared and paid by the Trust during January 2007.

The Trustee has not planned any expenditures nor is it aware of any contingencies that would cause it to require any additional capital over that mentioned above.

(D) Off Financial Statement Arrangements

The Trust has no off financial statement arrangements that require disclosure under item 303(c) of Regulation S-B.

(E) Critical Accounting Policies and Estimates
The Trustee believes the following critical accounting policy is subject to significant judgments and estimates used in the preparation of these financial statements.

Liquidation Accounting

In accordance with the liquidation basis of accounting, the carrying values of the assets are presented at net realizable amounts less costs to dispose and all liabilities are presented at estimated settlement amounts, including estimated costs associated with completing the liquidation of the Trust. Preparation of the financial statements on a liquidation basis requires significant assumptions by the Trust, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be material differences between the assumptions and the actual results because events and circumstances may not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the Statement of Net Assets in Liquidation.

(F) Results of Operations

The Trust was formed on June 30, 2006; therefore, there are only six months of results from operations.

Equipment Operations

The Trust operates or operated in four operating segments: aircraft leasing, marine container leasing, marine vessel leasing and machinery and other equipment leasing. The following table presents liquidation value increases and decreases by segment from the period June 30, 2006 (inception) through December 31, 2006 (in thousands of dollars):

Increase in marine vessel net realizable value	$3,326
Increase in aircraft equipment net realizable value	3,281
Increase in marine container net realizable value	950
Increase in machinery and other equipment net realizable value	418
Increase in other non-equipment income	167
Total increase to liquidation values	$8,142

Liquidation values for the Trust increased $8.1 million during the period from June 30, 2006 (inception) through December 31, 2006 due to the following:

(i) marine vessel net realizable values increased $3.3 million during the period from June 30, 2006 (inception) to December 31, 2006.

An increase of $1.3 million during the period from June 30, 2006 (inception) to December 31, 2006 was due to net lease revenues earned on this equipment during the period. An additional increase of $3.5 million was due to the actual and projected sales proceeds at December 31, 2006 being greater than estimated at June 30, 2006 (inception). These increases were partially offset by a decrease of $1.5 million due to major repairs to a marine vessel that was not anticipated at June 30, 2006;

(ii) aircraft equipment net realizable values owned by entities the Trust has an equity ownership interest increased $3.3 million during the period from June 30, 2006 (inception) to December 31, 2006.

An increase of $3.2 million in net realizable value from aircraft owned by entities the Trust has an equity ownership interest was due to the lessee terminating its leases for two aircraft prior to their scheduled lease expiration in October and November 2008 and prepaying the present value of the remaining lease rentals of $2.2 million and from an increase in net lease revenues of $1.0 million being earned during the period.

In addition, an increase of $0.1 million in net realizable value from aircraft owned by entities the Trust has an equity ownership interest was due to the actual and projected sales proceeds being greater than estimated at June 30, 2006 (inception);

(iii) marine containers net realizable values increased $1.0 million during the period from June 30, 2006 (inception) to December 31, 2006 due to net lease revenues being earned on this equipment during the period;

(iv) net realizable value of the Trust's equity investment in an affiliated entity that owned machinery and other equipment increased $0.4 million during the period from June 30, 2006 (inception) to December 31, 2006.

An increase of $0.3 million during the period from June 30, 2006 (inception) to December 31, 2006 was due to net lease revenues being earned on this equipment during the period.

In addition, an increase of $0.1 million in net realizable value from machinery and other equipment owned by an entity the Trust had an equity ownership interest was due to the actual sales proceeds being greater than estimated at June 30, 2006 (inception); and

(v) other non-equipment income increased $0.2 million during the period from June 30, 2006 (inception) through December 31, 2006. An increase of $0.5 million was due to interest income being earned on cash balances. This increase was partially offset by higher administrative expenses of $0.3 million.

(G) Geographic Information

Certain of the Trust’s equipment operate in international markets. Although these operations expose the Trust to certain currency, political, credit and economic risks, the Trustee believes these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing is conducted in United States (US) dollars. Political risks are minimized by avoiding operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees may range from letters of credit supported by US banks to cash deposits. Although these credit support mechanisms generally allow the Trust to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the Trustee strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to Note 7 to the Financial Statements for information on net realizable values of equipment in the various geographic regions.

(H) Inflation

Inflation did not have significant impact on the Trust's operations from June 30, 2006 (inception) through December 31, 2006.

(I) Forward-Looking Information

Except for historical information contained herein, the discussion in this Form 10-KSB contains “forward-looking statements” that involve risks and uncertainties, such as statements of the Trust’s plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. The Trust’s actual results could differ materially from those discussed here.

(J) Outlook for the Future

The Trustee is currently marketing for sale all equipment owned by entities in which the Trust has an equity interest. This equipment will continue to be leased until sold.

Liquidation of the Trust’s equipment portfolio will cause a reduction in the size of the equipment portfolio and may result in a reduction of operating cash flow to the Trust. Other factors that may affect the Trust’s contribution in the year 2007 include:

(1) The Trust owned a dry-bulk marine vessel at December 31, 2006. In January 2007, the Trust completed the sale of this marine vessel and received net sales proceeds of $7.5 million.

(2) The Trust has a 26% equity interest in two entities, each of which owns the owner participation interest in an owner trust that owns a Boeing 737-500 commercial aircraft. Both of the aircraft are on lease to a major United States carrier until 2015.

In December 2006, both of the entities in which the Trust has an equity interest signed a letter of intent to sell their owner participation interest in their owner trusts. The Liquidating Trust's share of the total net sales proceeds, net of transaction costs and debt to be assumed by the buyer, are estimated to be $1.6 million. The closing of the transaction contemplated by the letter of intent is expected to occur in late March or early April 2007, however, the closing is subject to numerous conditions, and there can be no assurance that the closing will occur in that time frame, if at all. If the transaction is not completed, the Trustee will immediately remarket the aircraft for sale; and

The ability of the Trust to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations.

Several other factors may affect the Trust's operating performance in 2007, including changes in the markets for the Trust's partially owned equipment and changes in the regulatory environment in which that equipment operates.

The other factors that may affect the Trust’s contribution in 2007 include:

(1) Impact of Government Regulations on Future Operations

The Trustee operates the Trust's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Trust's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Trust of meeting regulatory compliance for the same equipment operated between countries. Ongoing changes in the regulatory environment, both in the United States and internationally, cannot be predicted with any accuracy and preclude the Trustee from determining the impact of such changes on Trust operations, or sale of equipment.

(2) Distributions

The Trust will use operating cash flow and proceeds from the sale of equipment to meet its operating obligations. The Trust will declare cash distributions to the beneficial interest holders after significant asset dispositions. See Note 16 to the Financial Statements for discussion of cash distributions declared and paid by the Trust in January 2007.

(3) Liquidation

Liquidation of the equipment owned by the Trust and equipment owned by entities in which the Trust has equity investments represents a reduction in the size of the equipment portfolio and may result in a reduction of operating cash flow to the Trust.

Since the Trustee is actively marketing the Trust's equipment portfolio for sale, the size of the Trust's remaining equipment portfolio and, in turn, the amount of net cash flows from operations will continue to become progressively smaller as assets are sold.

The Trust shall terminate upon the earliest of (i) a termination required by the applicable laws of the State of Delaware, (ii) the termination due to the distribution of all Trust assets or (iii) June 30, 2008; provided, however, that the Trustee, in its discretion, may extend the existence of this Trust to such later date as it may designate, if it determines that an extension is reasonably necessary to pay or make provision for then known liabilities, actual or contingent.

ITEM 7. FINANCIAL STATEMENTS

The financial statements for the Trust are listed in the Index to Financial Statements included in Item 13(a) of the Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(A)	Disagreements with Accountants on Accounting and Financial Disclosures

None.

(B)	Changes in Accountants

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Trustee’s management, with the participation of the President and Chief Financial Officer (CFO) of PLM Financial Services, Inc., has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006. Based on that evaluation, the Trust’s management and the President and CFO of PLM Financial Services, Inc. concluded that the Trust’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the Trustee’s management, including the President and CFO of PLM Financial Services, Inc., as appropriate to allow timely decisions regarding required disclosure as of December 31, 2006.

Trustee’s Report on Internal Control over Financial Reporting

The Trustee of the Trust is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Trust’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the liquidation basis of accounting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of Trustee’s management, including the President and CFO of PLM Financial Services, Inc., we assessed the effectiveness of the Trust’s internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on our assessment, we believe that as of December 31, 2006, the Trust’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during the period from June 30, 2006 (inception) through December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

(A) Reports on Form 8-K

1.	Form 8-K dated May 16, 2006 announcing a cash distribution to the partners of the Partnership.

2.	Form 8-K dated June 30, 2006 announcing the dissolution and liquidation of the Partnership and the formation of PLM Equipment Growth & Income Fund VII Liquidating Trust.

3.	Form 8-K/A dated June 30, 2006 announcing the dissolution and liquidation of the Partnership and the formation of PLM Equipment Growth & Income Fund VII Liquidating Trust.

4.	Form 8-K dated July 28, 2006 announcing the exercise of the purchase option by the lessee of equipment owned by CHFS Leasing, an entity owned 36% by the Trust.

5.	Form 8-K dated September 27, 2006 announcing an agreement by the Trust to sell certain of its marine containers.

6.	Form 8-K dated October 4, 2006 announcing the completion of the sale of certain of the Trust's marine containers.

7.	Form 8-K dated November 27, 2006 announcing an agreement by the Trust to sell the two marine vessels owned by the Trust.

8.	Form 8-K dated December 1, 2006 announcing the sale of a Boeing 737-500 aircraft owned by PLM CAL I LLC, an entity in which the Trust owns a 26% interest.

9.	Form 8-K dated December 4, 2006 announcing the sale of the remaining marine containers owned by the Trust.

10.
Form 8-K dated December 4, 2006 announcing the sale of a McDonnell Douglas DC-9-82 aircraft owned by TWA MD-82 Trust, an entity in which the Trust owns a 50% interest. This Form 8-K also announced that the lessee of the same McDonnell Douglas DC-9-82 aircraft terminated the lease for this aircraft prior to its schedule expiration date and immediately prior to the sale of the aircraft. This Form 8-K also announced that another entity in which the Trust owned a 50% beneficial interest had agreed to sell another McDonnell Douglas DC-9-82 aircraft.

11.	Form 8-K dated December 6, 2006 announcing the sale of a Boeing 737-500 aircraft owned by PLM CAL II LLC, an entity in which the Trust owns a 26% interest.

12.
Form 8-K dated December 19, 2006 announcing the completion of the sale of a McDonnell Douglas DC-9-82 aircraft owned by TWA S/N 48183 Trust, an entity in which the Trust owns a 50% interest. This Form 8-K also announced that the lessee of the same McDonnell Douglas DC-9-82 aircraft terminated the lease for this aircraft prior to its schedule expiration date and immediately prior to the sale of the aircraft.

13.	Form 8-K dated December 21, 2006 announcing the completion of the sale of one of the marine vessels owned by the Trust.

14.	Form 8-K dated December 22, 2006 announcing a cash distribution to the beneficial interest holders.

15.
Form 8-K dated December 29, 2006 announcing the completion of the sale of a Boeing 737-300 aircraft owned by Boeing 737 S/N 24700 Trust, an entity in which the Trust owned a 38% interest and announcing the signing of a letter of intent by the entities in which the Trust owns a 26% interest to sell the owner participation interests in two owner trusts that each own a Boeing 737-500 aircraft.

16.	Form 8-K dated January 18, 2007 announcing the completion of the sale of the remaining marine vessel owned by the Trust.

17.	Form 8-K dated January 24, 2007 announcing a cash distribution to the beneficial interest holders.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

As of the date of this Annual Report, the directors and executive officers of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:

Name	Age	Position

Paul M. Leand, Jr,	40	Chairman of the Board of Directors, President and Secretary of PLM Financial Services, Inc.

James G. Dolphin	39	Director, PLM Financial Services, Inc.

Richard K Brock	44	Chief Financial Officer, PLM Financial Services, Inc.

Paul M. Leand, Jr, 40, was elected in November 2005 as the Chairman of the Board of Directors and appointed the President and Secretary of PLM Financial Services, Inc.(FSI). Mr. Leand joined the predecessor of AMA Capital Partners LLC (AMA) in 1998 and has been AMA’s CEO since 2004. Mr. Leand developed AMA’s restructuring practice in the maritime industry and has led many mergers and acquisitions. Mr. Leand has extensive experience in structuring leasing and debt facilities. Prior to joining AMA, Mr. Leand was employed at The First National Bank of Maryland where he managed the bank’s railroad and maritime divisions.

James G. Dolphin, 39, was elected in November 2005 to FSI’s board of directors. Mr. Dolphin joined AMA in 2001 and is AMA’s President. Mr. Dolphin is involved in AMA’s strategic advisory work in the shipping industry. Prior to joining AMA, Mr. Dolphin led the global freight transportation management consulting practice at Booz Allen Hamilton.

Richard K Brock, 44, was appointed Chief Financial Officer of FSI in August 2002. From June 2001 through August 2002, Mr. Brock was a consultant to various leasing companies including FSI. From October 2000 through June 2001, Mr. Brock was a Director of FSI. Mr. Brock was appointed Vice President and Chief Financial Officer of PLM International, Inc. (PLMI) and FSI in January 2000, having served as Acting Chief Financial Officer since June 1999 and as Vice President and Corporate Controller of PLMI and FSI since June 1997. Prior to June 1997, Mr. Brock served as an accounting manager at FSI beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994.

The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM Financial Services, Inc. or PLM Investment Management, Inc.

CODE OF ETHICS

The Board of Directors of PLM Financial Services Inc, (“FSI”) the Trustee, has adopted a written Code of Ethics that is applicable to the Board, executive officers and employees of PLM Financial Services Inc. FSI’s Code of Ethics is designed to deter wrongdoing and to promote:

-	the integrity and values of FSI, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
-	compliance with applicable governmental laws, rules and regulations;
-	internal reporting of violations of the Code of Ethics to any member of FSI’s Board of Directors; and
-	accountability for adherence to the Code of Ethics.

ITEM 10. EXECUTIVE COMPENSATION

The Trust has no directors, officers, or employees.  The Trust had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 2006.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED BENEFICAL INTEREST MATTERS

(A) Security Ownership of Certain Beneficial Owners

The Trustee is entitled to a 5% interest in the profits and losses (subject to certain allocations of income) and distributions of the Trust. As of December 31, 2006, no beneficial interest holder was known by the Trustee to beneficially own more than 5% of the beneficial interests of the Trust.

(B) Security Ownership of Management

Neither the Trustee and its affiliates nor any executive officer or director of the Trustee and its affiliates own any beneficial interests of the Trust as of December 31, 2006.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others:

During the period from June 30, 2006 (inception) through December 31, 2006, the Trust incurred management fees of $0.3 million and administrative expenses of $48,000 to FSI or its affiliates. At December 31, 2006 the Trust had a balance due to FSI and its affiliates of $0.2 million for unpaid management fees.

During the period from June 30, 2006 (inception) through December 31, 2006, the Trust’s proportional share of management fees of $0.2 million and re-lease fees of $6,000 were paid to FSI and its affiliates by entities in which it has an equity interest. At December 31, 2006 the Trust's proportional share of unpaid management fees due to FSI and its affiliates by entities in which it has an equity interest was $17,000.

ITEM 13. EXHIBITS

(A) Financial Statements

The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-KSB.

(B) Financial Statement Schedules

None.

(C) Exhibits

4.
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

4.5
Plan of Dissolution and Liquidation dated as of June 30, 2006 between PLM Equipment Growth & Income Fund VII and PLM Financial Services, Inc. incorporated by reference to the Trust’s Form 8-K/A dated June 30, 2006 filed with the Securities and Exchange Commission on July 7, 2006.

4.6
Liquidating Trust Agreement dated as of June 30, 2006 by and between PLM Equipment Growth & Income Fund VII as grantor and PLM Financial Services, Inc. as the Trustee for PLM Equipment Growth & Income Fund VII Liquidating Trust incorporated by reference to the Trust’s Form 8-K/A dated June 30, 2006 filed with the Securities and Exchange Commission on July 7, 2006.

10.1
Management Agreement between the Partnership and PLM Investment Management, Inc.  incorporated by reference to the PLM Equipment Growth & Income Fund VII's Registration Statement on Form S-1 (Reg. No. 33-55796) which became effective with the Securities and Exchange Commission on May 25, 1993.

10.2
PLM CAL I LLC operating agreement dated June 4, 2004, incorporated by reference to the Partnership’s Form 10-QSB dated September 30, 2004 filed with the Securities and Exchange Commission on November 15, 2004.

10.3
PLM CAL II LLC operating agreement dated June 4, 2004, incorporated by reference to the Partnership’s Form 10-QSB dated September 30, 2004 filed with the Securities and Exchange Commission on November 15, 2004.

10.4
PLM CAL I LLC equipment purchase agreement dated August 26, 2004, incorporated by reference to the Partnership’s Form 10-QSB dated September 30, 2004 filed with the Securities and Exchange Commission on November 15, 2004.

10.5
PLM CAL II LLC equipment purchase agreement dated August 26, 2004, incorporated by reference to the Partnership’s Form 10-QSB dated September 30, 2004 filed with the Securities and Exchange Commission on November 15, 2004.

10.6
Trust Indenture and Mortgage 645 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I, incorporated by reference to the Partnership’s Form 10-KSB dated December 31, 2004 filed with the Securities and Exchange Commission on March 30, 2005.

10.7
Trust Indenture and Mortgage 646 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I, incorporated by reference to the Partnership’s Form 10-KSB dated December 31, 2004 filed with the Securities and Exchange Commission on March 30, 2005.

10.8
Trust Indenture and Mortgage 647 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II, incorporated by reference to the Partnership’s Form 10-KSB dated December 31, 2004 filed with the Securities and Exchange Commission on March 30, 2005.

10.9
Trust Indenture and Mortgage 648 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II, incorporated by reference to the Partnership’s Form 10-KSB dated December 31, 2004 filed with the Securities and Exchange Commission on March 30, 2005.

10.10
Trust Indenture and Mortgage 645 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I, incorporated by reference to the Partnership’s Form 10-KSB dated December 31, 2004 filed with the Securities and Exchange Commission on March 30, 2005.

10.11
Trust Indenture and Mortgage 646 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I, incorporated by reference to the Partnership’s Form 10-KSB dated December 31, 2004 filed with the Securities and Exchange Commission on March 30, 2005.

10.12
Trust Indenture and Mortgage 647 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II, incorporated by reference to the Partnership’s Form 10-KSB dated December 31, 2004 filed with the Securities and Exchange Commission on March 30, 2005.

10.13
Trust Indenture and Mortgage 648 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II, incorporated by reference to the Partnership’s Form 10-KSB dated December 31, 2004 filed with the Securities and Exchange Commission on March 30, 2005.

10.14
Lease Agreement dated as of November 19, 2004 by and among CFHS Holdings, Inc., CFHS Equipment Holdings Trust and CFHS Leasing, LLC. incorporated by reference to the Trust’s Form 8-K dated July 28, 2006 filed with the Securities and Exchange Commission on August 2, 2006.

10.15
Container Purchase Agreement dated September 27, 2006 by and among the Trust, PLM Equipment Growth Fund VI Liquidating Trust, Professional Lease Management Income Fund I, L.L.C., PLM Financial Services, Inc., and CAB Container Partners incorporated by reference to the Trust’s Form 8-K dated October 4, 2006 filed with the Securities and Exchange Commission on October 5, 2006.

10.16
Purchase Agreement (N14645) dated as of December 1, 2006 between PLM CAL I LLC and Dougherty Air Trustee, LLC incorporated by reference to the Trust’s Form 8-K dated December 1, 2006 filed with the Securities and Exchange Commission on December 4, 2006.

10.17
Purchase and Sale Agreement dated as of December 4, 2006 by and among Capital Lease Limited, Capital Lease GmbH, PLM Financial Services, Inc., the Trust, PLM Equipment Growth Fund VI Liquidating Trust, and Professional Lease Management Income Fund I Liquidating Trust incorporated by reference to the Trust’s Form 8-K dated December 4, 2006 filed with the Securities and Exchange Commission on December 4, 2006.

10.18
Purchase Agreement (N16648) dated as of December 6, 2006 between PLM CAL II LLC and Dougherty Air Trustee, LLC incorporated by reference to the Trust’s Form 8-K dated December 6, 2006 filed with the Securities and Exchange Commission on December 6, 2006.

10.19
Aircraft and Equipment Sale Agreement dated as of December 4, 2006 between PLM Financial Services, Inc., not in its individual capacity but solely as owner trustee, and Apollo Aviation Capital, L.L.C. incorporated by reference to the Trust’s Form 8-K dated December 4, 2006 filed with the Securities and Exchange Commission on December 7, 2006.

10.20
Memorandum of Agreement dated as of November 27, 2006 between Leader Vessel Limited Partnership and Bulk Leader, Inc. incorporated by reference to the Trust’s Form 8-K dated December 21, 2006 filed with the Securities and Exchange Commission on December 21, 2006.

10.21
Aircraft Purchase Agreement dated as of December 29, 2006 among PLM Financial Services, Inc. and Wells Fargo Bank Northwest, National Association incorporated by reference to the Trust’s Form 8-K dated December 29, 2006 filed with the Securities and Exchange Commission on January 3, 2007.

10.22
Memorandum of Agreement dated as of November 27, 2006 between Crusader Vessel Limited Partnership and Bulk Crusader, Inc. incorporated by reference to the Trust’s Form 8-K dated January 18, 2007 filed with the Securities and Exchange Commission on January 18, 2007.

14	PLM Financial Services Inc. Code of Ethics.

31.1	Certification of President Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The table below list principal accountant fees and services (in thousands of dollars):

Audit	Audit	Tax	All Other
Fees	Related Fees	Fees	Fees

For the period from June 30, 2006 (inception) through December 31, 2006	$--	$--	$--	$--

It is the policy of the Board of Directors of the Trustee that it pre-approves all of the services described above in this Item 14.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PLM Equipment Growth & Income Fund VII Liquidating Trust (the Trust) has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Trust has no directors or officers.  PLM Financial Services, Inc., (the Trustee) has signed on behalf of the Trust by duly authorized officers.

Dated: March 26, 2007	PLM EQUIPMENT GROWTH & INCOME FUND VII LIQUIDATING TRUST

By: PLM Financial Services, Inc.,
Trustee

By: /s/ Paul M. Leand
Paul M. Leand
President

By: /s/ Richard K Brock
Richard K Brock
Chief Financial Officer

CERTIFICATION

The undersigned hereby certifies, in their capacity as a director of the Trustee of PLM Equipment Growth & Income Fund VII Liquidating Trust (the Trust), that the Annual Report of the Trust on Form 10-KSB for the period from June 30, 2006 (inception) to December 31, 2006, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Trust at the end of such period and the results of operations of the Trust for such period.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Trust's Trustee on the dates indicated.

Name	Capacity	Date

/s/ Paul M. Leand
Paul M. Leand	Director, FSI	March 26, 2007

/s/ James G. Dolphin
James G. Dolphin	Director, FSI	March 26, 2007

PLM EQUIPMENT GROWTH & INCOME FUND VII LIQUIDATING TRUST
(A Trust)
INDEX TO FINANCIAL STATEMENTS

(Item 13(a))

Page

Statements of Net Assets in Liquidation at December 31, 2006 and
June 30, 2006 (inception)	19

Statement of Changes in Net Assets in Liquidation
for the period from June 30, 2006 (inception) through December 31, 2006	20

Notes to financial statements	21-34

PLM EQUIPMENT GROWTH & INCOME FUND VII LIQUIDATING TRUST
(A Trust)

STATEMENTS OF NET ASSETS IN LIQUIDATION
(in thousands of dollars)

December 31, 2006	June 30, 2006 (inception)

Assets

Cash and cash equivalents	$9,997	$4,156

Equipment	7,488	26,617

Equity investments in affiliated entities	1,605	16,134

Accounts receivable, net of allowance for doubtful
account of $0 at December 31, 2006 and
$34 at June 30, 2006	183	1,080

Other assets	86	19

Total assets	$19,359	$48,006

Liabilities and Net Assets in Liquidation

Liabilities

Accounts payable and accrued expenses	$2,989	$779

Due to affiliates	176	915

Prepaid deposits	--	506

Total liabilities	3,165	2,200

Net assets in liquidation	$16,194	$45,806

See accompanying notes to financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII LIQUIDATING TRUST
(A Trust)
STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
For the Period from June 30, 2006 (inception) through December 31, 2006
(in thousands of dollars)

	Non-Trustee
	Beneficial Interest Holders	Trustee	Total
Net assets at June 30, 2006	$--	$--	$--

Transfer of net assets in liquidation on June 30, 2006	43,516	2,290	45,806

Net increase in liquidation value	7,735	407	8,142

Cash distribution	(35,866)	(1,888)	(37,754)

Net assets in liquidation at December 31, 2006	$15,385	$809	$16,194

Non-Trustee beneficial interest holders’ net increase in liquidation
value per non-trustee beneficial unit:	$1.55

See accompanying notes to financial statements.

PLM EQUIPMENT GROWTH & INCOME FUND VII LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

Organization

On June 30, 2006 (inception), PLM Equipment Growth & Income Fund VII Liquidating Trust (the Trust) was established. On that date, all of the assets and liabilities of PLM Equipment Growth & Income Fund VII, a California limited partnership (the Partnership), were transferred to the Trust. PLM Financial Services, Inc. (FSI or the Trustee) is the Trustee of the Trust. The Trustee has a 5% interest in the earnings and distributions of the Trust.

The Partnership, formed on December 2, 1992, engaged in the business of owning, leasing, or otherwise investing in transportation and related equipment. FSI was the General Partner of the Partnership. In June 2006, FSI filed a Registration Statement on Form 15-12G with the United States Securities and Exchange Commission with respect to the termination of registration of the Partnership under Section 12g of the Securities Exchange Act of 1934.

The Trust’s primary purpose is to liquidate the assets and pay all liabilities of the Trust. The Trust shall terminate upon the earliest of (i) a termination required by the applicable laws of the State of Delaware, (ii) the termination due to the distribution of all Trust assets or (iii) June 30, 2008; provided, however, that the Trustee, in its discretion, may extend the existence of this Trust to such later date as it may designate, if it determines that an extension is reasonably necessary to pay or make provision for then known liabilities, actual or contingent.

The Trustee is currently marketing all of the equipment owned by the Trust and the equipment owned by entities in which the Trust has an equity interest for sale.

The equipment of the Trust is managed, under a continuing management agreement by PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI. IMI receives a monthly management fee from the Trust for managing the equipment (see Notes 3 and 11 to the Financial Statements).

Estimates

The accompanying financial statements have been prepared on the liquidation basis of accounting. The carrying values of the assets are presented at their net realizable value less estimated costs to dispose and all liabilities are presented at estimated settlement amounts, including estimated costs associated with completing the liquidation of the Trust, in accordance with accounting principles generally accepted in the United States of America. Actual results could differ materially from these estimates. These differences, if any, would result in a change in the net assets recorded in the Statement of Net Assets in Liquidation.

Liquidation Accounting

The assets of the Trust are reported at their net realizable values that include residual sales proceeds less costs to dispose. As of June 30, 2006 (inception), the Trust did not have any signed commitments or binding contracts to sell its owned equipment or equipment owned by entities in which the Trust owned an equity interest. At June 30, 2006 (inception), the estimate of the net realizable value of these assets was based on the opinion of the Trust's equipment managers using data, reasoning and analysis of prevailing market conditions of similar equipment.

As of December 31, 2006, the Trust had entered into a memorandum of agreement to sell its remaining marine vessel and two entities in which the Trust has an equity investment had signed a letter of intent to sell the owner participation interests in two owner trusts that own a total of two aircraft. The sale of the remaining marine vessel closed on January 18, 2007 for proceeds of $7.5 million. See Note 16 to the Financial Statements for a discussion regarding the completion of this transaction.

PLM EQUIPMENT GROWTH & INCOME FUND VII LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation (continued)

Liquidation Accounting (continued)

While the closing of the sale of the owner participation interests in the two owner trusts is subject to numerous conditions and there can be no assurance that they will be completed, the Trustee believes these agreements reflect the market value of the related assets and has based the December 31, 2006 liquidation value on these agreements.

The amounts reported for liabilities include all estimated expenses to conclude the liquidation of the Trust which include any known and estimated legal, tax preparation, accounting, investor services, administrative, and insurance costs.

The net adjustment required to convert from the going concern (historical cost) basis of accounting to the liquidation basis of accounting at June 30, 2006 (inception) was an increase in net assets of $26.4 million. This amount is reflected within the transfer of net assets at June 30, 2006 (inception) in liquidation in the Statement of Changes in Net Assets in Liquidation. Significant changes in the carrying value of assets and liabilities are summarized as follows (in thousands of dollars):

Adjustment of assets from historical costs to net
realizable value, less costs to dispose	$25,603
Adjustment to accrued expenses	752
Total adjustment to liquidation basis	$26,355

At June 30, 2006 (inception), the adjustment to accrued expenses included a reduction in marine vessel dry docking reserves of $1.3 million partially offset by estimated liquidation costs of $0.6 million.

Equipment

Equipment is stated at their estimated net realizable value less costs to dispose.

Equity Investments in Affiliated Entities

During the period from June 30, 2006 (inception) through December 31, 2006, the Trust had equity interests in entities owning transportation equipment and had an equity interest in an entity that owned machinery and other equipment. All major business decisions for these entities must be decided by a unanimous vote of the owners. Accordingly, the Trust does not control these entities and these assets are accounted for using the equity method. The entities in which the Trust has investments are reported at their estimated net realizable value less costs to dispose. The Trust’s interests in these entities are managed by IMI.

Repairs and Maintenance

Repairs and maintenance costs related to the owned marine vessels were the obligation of the Trust and were charged against operations as incurred. Maintenance costs of the two aircraft owned by entities in which the Trust has an equity interest are the obligation of the lessee. Maintenance costs of the disposed aircraft, marine containers and machinery and other equipment were the obligation of the lessee.

Distributions

Cash distributions are allocated 5% to the Trustee, reflecting its beneficial interest in the Liquidating Trust, and 95% to the other holders of beneficial interest in the Liquidating Trust. Cash distributions to each beneficial interest holder will be based on the number of beneficial units held by each holder.

Cash distributions are recorded when declared.

PLM EQUIPMENT GROWTH & INCOME FUND VII LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation (continued)

Distributions (continued)

During the period from June 30, 2006 (inception) through December 31, 2006, cash distributions declared and paid totaled $37.8 million ($7.20 per unit of beneficial interest) of which $1.9 million was distributed to the Trustee and $35.9 million was distributed to the other holders of beneficial interest. See Note 16 to the Financial Statements for discussion of cash distributions declared and paid by the Trust during January 2007.

Cash and Cash Equivalents

The Trust considers highly liquid investments that are readily convertible into known amounts of cash with original maturities of three months or less as cash equivalents.

Accounts Receivable

The Trust generally invoices its lessees monthly for the lease of its equipment. The Trust reserves as bad debts any unpaid accounts receivable that is past due over 90 days. The Trust will also reserve any unpaid accounts receivable as a bad debt when circumstances indicate that it will not be paid, such as when the lessee goes into bankruptcy. Unpaid accounts receivables are written-off only when all collection efforts have been exhausted.

Marketable Securities

The Trust’s marketable securities, transferred to the Trust from the Partnership, were reported at fair value. At June 30, 2006 (inception), marketable securities are classified within “Other Assets” on the Statements of Net Assets in Liquidation. Any realized gains or losses are included in the net increase in liquidation value on the Statement of Changes in Net Assets in Liquidation.

Accrued Liabilities

Accrued liabilities include liabilities assumed by the Trust from the Partnership as well as an estimate of costs to liquidate the Trust and resolve any contingent liabilities. There may be material differences between the estimated and actual results because events and circumstances frequently do not occur as expected.

Fair Value of Financial Instruments

The Trust's financial instruments consisted of cash and cash equivalents, accounts receivable, marketable securities, accounts payable and accrued expenses, and amounts due to affiliates. The fair value of these instruments approximate book value due to their short-term nature.

2. Liquidation of Trust

The Trust's remaining owned equipment was sold during January 2007 (see Note 16 to the Financial Statements). The Trustee is actively marketing for sale the remaining equipment owned by the equity interests in which the Trust has an investment with the intent of maximizing sale proceeds. The equipment owned by the equity interests will continue to be leased until sold. The amounts reflected for assets and liabilities of the Trust have been adjusted to reflect liquidation values. The owned equipment and equity interests are reported at their net realizable value less disposal costs.

PLM EQUIPMENT GROWTH & INCOME FUND VII LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS

2. Liquidation of Trust (continued)

The following table presents significant changes to the carrying values of the Trust by segment during the period from June 30, 2006 (inception) through December 31, 2006 (in thousands of dollars):

Increase in marine vessel net realizable value	$3,326
Increase in aircraft equipment net realizable value	3,281
Increase in marine container net realizable value	950
Increase in machinery and other equipment net realizable value	418
Increase in other non-equipment income	167
Total increase to liquidation values	$8,142

Liquidation values for the Trust increased $8.1 million during the period from June 30, 2006 (inception) through December 31, 2006 due to the following:

(i) marine vessel net realizable values increased $3.3 million during the period from June 30, 2006 (inception) to December 31, 2006.

An increase of $1.3 million during the period from June 30, 2006 (inception) to December 31, 2006 was due to net lease revenues earned on this equipment during the period. An additional increase of $3.5 million was due to the actual and projected sales proceeds at December 31, 2006 being greater than estimated at June 30, 2006 (inception). These increases were partially offset by a decrease of $1.5 million due to major repairs to a marine vessel that was not anticipated at June 30, 2006;

(ii) aircraft net realizable values owned by entities the Trust has an equity ownership interest increased $3.3 million during the period from June 30, 2006 (inception) to December 31, 2006.

An increase of $3.2 million in net realizable value from aircraft owned by entities the Trust has an equity ownership interest was due to the lessee terminating its leases for two aircraft prior to their scheduled lease expiration in October and November 2008 and prepaying the present value of the remaining lease rentals of $2.2 million and from an increase in net lease revenues of $1.0 million being earned during the period.

In addition, an increase of $0.1 million in net realizable value from aircraft owned by entities the Trust has an equity ownership interest was due to the actual and projected sales proceeds at December 31, 2006 being greater than estimated at June 30, 2006 (inception);

(iii) marine containers net realizable values increased $1.0 million during the period from June 30, 2006 (inception) to December 31, 2006 due to net lease revenues being earned on this equipment during the period;

(iv) net realizable value of the Trust's equity investment in an affiliated entity that owned machinery and other equipment increased $0.4 million during the period from June 30, 2006 (inception) to December 31, 2006.

An increase of $0.3 million during the period from June 30, 2006 (inception) to December 31, 2006 was due to net lease revenues being earned on this equipment during the period.

In addition, an increase of $0.1 million in net realizable value from machinery and other equipment owned by an entity the Trust had an equity ownership interest was due to the actual sales proceeds being greater than estimated at June 30, 2006 (inception); and

(v) other non-equipment income increased $0.2 million during the period from June 30, 2006 (inception) through December 31, 2006. An increase of $0.5 million was due to interest income being earned on cash balances. This increase was partially offset by higher administrative expenses of $0.3 million.

PLM EQUIPMENT GROWTH & INCOME FUND VII LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS

3. Transactions with the Trustee and Affiliates

The Trust's owned equipment and interests in equity investments are managed by IMI, under a continuing management agreement. IMI receives a monthly management fee from the Trust for managing the equipment.

The equipment management agreement requires the payment of a monthly management fee attributable to owned equipment or interests in equipment owned by equity investments to be paid to IMI in an amount equal to the lesser of (a) the fees that would be charged by an independent third party for similar services for similar equipment or (b) the sum of (i) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, (ii) 2% of the gross lease revenues attributable to equipment that is subject to full payout net leases, and (iii) 7% of the gross lease revenues attributable to equipment for which IMI provides both management and additional services relating to the continued and active operation of program equipment, such as on-going marketing and re-leasing of equipment, hiring or arranging for the hiring of crew or operating personnel for equipment and similar services.

During the period from June 30, 2006 (inception) through December 31, 2006, the Trust incurred management fee expense of $0.3 million.

Additionally, during the period from June 30, 2006 (inception) through December 31, 2006, the Trust incurred administrative expenses of $48,000 to affiliates.

In certain circumstances, the Trustee was entitled to a monthly re-lease fee for re-leasing services following the expiration of the initial lease, charter, or other contract for certain equipment equal to the lesser of (a) the fees that would be charged by an independent third party for comparable services for comparable equipment or (b) 2% of gross lease revenues derived from such re-lease, provided, however, that no re-lease fee shall be payable if such re-lease fee would cause the combination of the equipment management fee paid to IMI and the re-lease fee with respect to such transaction to exceed 7% of gross lease revenues. During the period from June 30, 2006 (inception) through December 31, 2006, the Trust incurred re-lease fee expense of $6,000.

The Trustee can earn a subordinated incentive fee as defined in the limited partnership agreement after the non-Trustee beneficial interest holders have receive a minimum return on, and a return of, their invested capital. The Trustee does not anticipate that the conditions to earn this fee will be met.

The Trustee may be entitled to receive an equipment liquidation fee equal to the lesser of (i) 3% of the sales price of equipment sold on behalf of the Trust or (ii) 50% of the "Competitive Equipment Sale Commission," as defined in the Partnership’s operating agreement, if certain conditions are met. The Trustee does not anticipate that the conditions required to earn this fee will be met.

The Trust has equity investments in affiliated entities that own equipment (see Note 5 to the Financial Statements).

The Trust’s proportional share of management fees of $0.2 million was paid to affiliates by entities in which it had an equity interest during the period from June 30, 2006 (inception) through December 31, 2006.

After the transfer of assets at June 30, 2006 (inception), the Trust had a balance due to affiliates of $0.9 million which included $0.1 million due to FSI and its affiliates for management fees and $0.8 million due to entities in which the Trust had an equity investment. The Trust's proportional share of unpaid management fees due to affiliates by entities in which it had an equity interest at June 30, 2006 (inception) was $0.1 million.

The balance due to affiliates at December 31, 2006 of $0.2 million was due to FSI and its affiliates for management fees. The Trust's proportional share of unpaid management fees due to affiliates by entities in which it had an equity interest at December 31, 2006 was $17,000.

PLM EQUIPMENT GROWTH & INCOME FUND VII LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS

4. Equipment

The components of equipment are as follows (in thousands of dollars):

December 31, 2006	June 30, 2006 (inception)

Marine vessels	$7,488	$10,780
Marine containers	--	15,837
Equipment	$7,488	$26,617

Equipment is reported at net realizable value that included estimated sales proceeds less costs to dispose.

During the period from June 30, 2006 (inception) through December 31, 2006, the Trust disposed of a marine vessel and marine containers for sales proceeds of $22.6 million and earned net lease revenues of $2.3 million from the leasing of this equipment and incurred major repairs to a marine vessel that was not anticipated at June 30, 2006 of $1.5 million. See Note 16 to the Financial Statements for discussion of the sale of the remaining marine vessel during January 2007.

5. Equity Investments in Affiliated Entities

The Trust owns assets jointly with affiliated trusts and a non-affiliated third party.

Ownership interest is based on the Partnership’s contribution towards the cost of the assets in the equity investments. The Trust’s proportional share of equity and income in each entity is not necessarily the same as its ownership interest. The primary reason for this is that certain fees such as management fees, acquisition fees, and lease and re-lease negotiation fees vary among the owners of the equity investments.

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Trust has an interest and the Trust’s proportional share of equity in each entity: (not adjusted to liquidation basis of accounting) (in thousands of dollars):

As of December 31, 2006	PLM CAL I LLC [1]	PLM CAL II LLC [2]	Total

Assets
Equipment less accumulated depreciation	$10,237	$10,220
Accounts receivable	517	246
Total assets	$10,754	$10,466
Liabilities
Accounts payable and accrued expenses	$215	$214
Due to affiliates	41	26
Notes payable	11,414	11,409
Total liabilities	11,670	11,649

Equity	(916)	(1,183)
Total liabilities and equity	$10,754	$10,466

Trust’s share of equity	$(235)	$(304)	$(539)

1
The Trust owns a 26% interest in the PLM CAL I LLC that was formed in 2004 that owns a Boeing 737-500 stage III commercial aircraft at December 31, 2006 and disposed of an aircraft during the fourth quarter of 2006.

2
The Trust owns a 26% interest in the PLM CAL II LLC that was formed in 2004 that owns a Boeing 737-500 stage III commercial aircraft at December 31, 2006 and disposed of an aircraft during the fourth quarter of 2006.

PLM EQUIPMENT GROWTH & INCOME FUND VII LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS

5.	Equity Investments in Affiliated Entities (continued)

As of June 30, 2006 (inception)	PLM CAL I LLC [1]	PLM CAL II LLC [2]	Boeing 737-300 Trust [3]

Assets
Equipment less accumulated depreciation	$22,521	$22,490	$5,769
Accounts receivable	17	--	128
Due from affiliate	--	--	2,131
Other assets	446	446	--
Total assets	$22,984	$22,936	$8,028
Liabilities
Accounts payable and accrued expenses	$426	$426	$120
Due to affiliates	6	6	6
Lessee deposits and reserve for repairs	35	58	2,131
Notes payable	22,828	22,818	--
Total liabilities	23,295	23,308	2,257

Equity	(311)	(372)	5,771
Total liabilities and equity	$22,984	$22,936	$8,028

Trust’s share of equity	$(79)	$(95)	$2,112

As of June 30, 2006 (inception) (continued)	TWA S/N 49183 Trust [4]	TWA MD-82 Trust [5]	CFHS [6]	Total

Assets
Equipment less accumulated depreciation	$--	$--	$11,498
Accounts receivable	--	--	4,085
Other assets	--	--	32
Total assets	$--	$--	$15,615
Liabilities
Due to affiliates	$4	$4	124
Total liabilities	4	4	124

Equity	(4)	(4)	15,491
Total liabilities and equity	$--	$--	$15,615

Trust’s share of equity	$(2)	$(2)	$5,569	$7,503

The tables below set forth 100% of the lease revenues and interest and other income, gain on disposition of equipment, depreciation and amortization expense, interest expense, operations support, general and administrative expenses, and net income of the entities in which the Trust has an interest, and the Trust‘s

1
The Trust owns a 26% interest in the PLM CAL I LLC that was formed in 2004 that owns a Boeing 737-500 stage III commercial aircraft at December 31, 2006 and disposed of an aircraft during the fourth quarter of 2006.

2
The Trust owns a 26% interest in the PLM CAL II LLC that was formed in 2004 that owns a Boeing 737-500 stage III commercial aircraft at December 31, 2006 and disposed of an aircraft during the fourth quarter of 2006.

3	The Partnership owned a 38% interest in the Boeing 737-300 Trust that was formed in 1999 and dissolved in the fourth quarter of 2006 that owned a Boeing 737-300 stage III commercial aircraft.
4	The Partnership owned a 50% interest in the TWA S/N 49183 Trust that was formed in 1998 and dissolved in the fourth quarter of 2006 that owned a MD-82 stage III commercial aircraft.
5  The Partnership owned a 50% interest in the TWA MD-82 Trust that was formed in 1998 and dissolved in the fourth quarter of 2006 that owned a MD-82 stage III commercial aircraft.
6	The Partnership owned a 36% interest in CFHS that was formed in 2004 and dissolved in the third quarter of 2006 that owned various types of machinery and other equipment.

PLM EQUIPMENT GROWTH & INCOME FUND VII LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS

5. Equity Investments in Affiliated Entities (continued)

proportional share of income in each entity from June 30, 2006 (inception) through December 31, 2006 (not adjusted to the liquidation basis of accounting) (in thousands of dollars):

	PLM CAL I LLC [1]	PLM CAL II LLC [2]	Boeing 737-300 Trust [3]

Lease revenues and interest and other income	$1,803	$1,786	$811
Gain on disposition of equipment	4,010	3,972	2,642
Less: Depreciation and amortization expense	2,130	2,127	597
Interest expense	973	973	7
Operations support	--	--	17
General and administrative expenses	101	100	57
Net income	$2,609	$2,558	$2,775

Trust’s share of net income	$405	$389	$1,123

	TWA S/N 49183 Trust [4]	TWA MD-82 Trust [5]	CFHS[6]	Total

Lease revenues and interest and other income	$2,692	$2,872	$902
Gain on disposition of equipment	1,941	1,566	6,996
Less: Depreciation and amortization expense	--	--	32
Operations support	1	--	--
General and administrative expenses	201	233	47
Net income	$4,431	$4,205	$7,819

Trust’s share of net income	$2,502	$2,176	$2,630	$9,225

As of December 31, 2006, all equipment owned by the Trust’s equity interests was on lease.

In July 2006, the lessee of the equipment owned by CFHS exercised the purchase option in the lease agreement. The Trust received $6.7 million related to the exercise of the purchase option and $1.5 million related to the payment of all outstanding receivables from this lessee.

In December 2006, PLM CAL I LLC and PLM CAL II LLC, entities in which the Trust has a 26% interest, each disposed of the owner participation interest in an owner trust that owns a Boeing 737-500 stage III commercial aircraft, the Boeing 737-300 Trust, an entity in which the Trust had a 38% interest, sold a Boeing 737-300 stage III commercial aircraft, the TWA S/N 49183 Trust, an entity in which the Trust had a 50% interest, sold a McDonald Douglas MD-82 aircraft and the TWA MD-82 Trust, an entity in which the Trust had a 50% interest, also sold a McDonald Douglas MD-82 aircraft. The Liquidating Trust’s interest in these aircraft were disposed for sales proceeds, net of debt assumed by the purchasers and transaction costs, of $6.3 million. Concurrent with the sale of the Boeing 737-300 stage III commercial aircraft, the Liquidating Trust returned $0.8 million to the buyer of the aircraft which was being held by the Boeing 737-300 Trust as a security deposit and for engine reserves.

1
The Trust owns a 26% interest in the PLM CAL I LLC that was formed in 2004 that owns a Boeing 737-500 stage III commercial aircraft at December 31, 2006 and disposed of an aircraft during the fourth quarter of 2006.

2
The Trust owns a 26% interest in the PLM CAL II LLC that was formed in 2004 that owns a Boeing 737-500 stage III commercial aircraft at December 31, 2006 and disposed of an aircraft during the fourth quarter of 2006.

3	The Partnership owned a 38% interest in the Boeing 737-300 Trust that was formed in 1999 and dissolved in the fourth quarter of 2006 that owned a Boeing 737-300 stage III commercial aircraft.
4	The Partnership owned a 50% interest in the TWA S/N 49183 Trust that was formed in 1998 and dissolved in the fourth quarter of 2006 that owned a MD-82 stage III commercial aircraft.
5  The Partnership owned a 50% interest in the TWA MD-82 Trust that was formed in 1998 and dissolved in the fourth quarter of 2006 that owned a MD-82 stage III commercial aircraft.
6	The Partnership owned a 36% interest in CFHS that was formed in 2004 and dissolved in the third quarter of 2006 that owned various types of machinery and other equipment.

PLM EQUIPMENT GROWTH & INCOME FUND VII LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS

5. Equity Investments in Affiliated Entities (continued)

Immediately prior to the completion of the sale of the aircraft in the TWA S/N 49183 Trust and the TWA MD-82 Trust, two entities in which the Liquidating Trust had a 50% interest, the lessee of the aircraft terminated the lease prior to its scheduled expiration and paid the present value of the remaining lease payments and reimbursed the Trust for not returning the aircraft in the condition required by the lease agreements. The Liquidating Trust’s proportional share of the payments was $2.2 million.

In December 2006, PLM CAL I LLC and PLM CAL II LLC signed a letter of intent to sell the remaining owner participation interests in their owner trusts that each own a Boeing 737-500 stage III commercial aircraft. The Liquidating Trust's share of the total sales proceeds, net of transaction costs and debt to be assumed by the buyer, are estimated to be $1.6 million. The closing of the transaction contemplated by the letter of intent is expected to occur in late March or early April 2007, however, the closing is subject to numerous conditions, and there can be no assurance that the closing will occur in that time frame, if at all. If this transaction is not completed, the Trustee will immediately remarket the aircraft for sale.

All leases for all leased equipment owned by entities in which the Trust has an equity interest is accounted for as operating leases. The Trust’s proportionate share of future minimum rentals under non-cancelable leases as of December 31, 2006, for jointly owned equipment during each of the next five years are $0.8 million in 2007, $0.8 million in 2008, $1.1 million in 2009, $1.2 million in 2010, $1.2 million in 2011 and $6.9 million thereafter.

6. Operating Segments

The Trust operates or operated in four leasing segments. Each equipment segment engaged in short-term to mid-term operating leases to a variety of customers. The following table presents a summary of the operating segments (in thousands of dollars):

		Marine	Marine	Machinery	Other
For the period from June 30, 2006	Aircraft	Vessel	Container	And Other	Non-
(inception) through December 31, 2006	Leasing	Leasing	Leasing	Equipment	Equipment	Total

Total increase in liquidation values	$ 3,281	$ 3,326	$ 950	$ 418	$ 167	$ 8,142

Total assets at December 31, 2006	$ 1,624	$ 7,738	$ --	$ --	$ 9,997	$ 19,359

7. Geographic Information

The Trust's owns equipment and interests in entities that own equipment that is leased and was leased and operated internationally. All of the Trust's leasing transactions are denominated in United States dollars. Gains or losses resulting from foreign currency transactions are not material.

The Trust leases or leased its aircraft equipment to lessees domiciled in the United States and South America. The marine vessels and marine containers were leased to lessees that move the equipment on a regular basis to locations throughout the world.

The net realizable value of these assets by geographic region, which represents the Trust’s owned equipment and equity investment balance in affiliated entities, as of December 31, 2006 is as follows (in thousands of dollars):

Region	Equity Interest

United States	$ 1,605
Rest of the world	7,488
Net realizable value	$ 9,093

PLM EQUIPMENT GROWTH & INCOME FUND VII LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS

8. Accounts Receivable, Net

Accounts receivable, net, represents balances due from current or former lessees for unpaid balances incurred from leasing Trust owned equipment. The components of accounts receivable are as follows (in thousands of dollars):

		June 30,
	December 31,	2006
	2006	(inception)
Trade accounts receivable	$183	$1,114
Allowance for doubtful accounts	--	(34)
	$183	$1,080

During the period from June 30, 2006 (inception) to December 31, 2006, accounts receivable, net decreased $0.9 million due to a reduction in the equipment portfolio available for lease resulting from asset dispositions.

9. Other Assets

The components of other assets are as follows (in thousands of dollars):

		June 30,
	December 31,	2006
	2006	(inception)
Prepaid expenses	$67	$--
Inventory	19	--
Marketable securities	--	19
	$86	$19

At December 31, 2006, the Trust prepaid certain marine vessel expenses. There was not a similar prepayment at June 30, 2006 (inception).

Inventory at December 31, 2006, represents unused marine vessel supplies which include spares and lube oil.

The Trust’s marketable securities, transferred from the Partnership, were received from a former aircraft lessee as consideration for modifications made to a lease and were reported at their fair value of $19,000 at June 30, 2006 (inception) and subsequently sold during the fourth quarter of 2006 for proceeds of $19,000.

10. Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows (in thousands of dollars):

		June 30,
	December 31,	2006
	2006	(inception)
Accounts payable	$2,439	$229
Liquidation costs	550	550
	$2,989	$779

Accounts payable and accrued expenses increased $2.2 million during the period from June 30, 2006 (inception) through December 31, 2006. An increase of $1.5 million was due to payables owed at December 31, 2006 related to repairs made to the marine vessel during the fourth quarter of 2006, an increase of $0.5 million was due to the timing of vendor payments and an increase of $0.2 was due to commissions owed from the sale of a marine vessel at December 31, 2006.

PLM EQUIPMENT GROWTH & INCOME FUND VII LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS

10. Accounts Payable and Accrued Expenses (continued)

Liquidation costs include any known and estimated legal, tax preparation, accounting, investor services, administrative, and insurance costs required to complete the liquidation if the Trust.

11. Due to Affiliates

The components of due to affiliates are as follows (in thousands of dollars):

		June 30,
	December 31,	2006
	2006	(inception)
Management fees	$176	$105
Security deposit due to affiliated equity investment	--	128
Engine reserve due to affiliated equity investment	--	682
	$176	$915

During the period from June 30, 2006 (inception) to December 31, 2006, due to affiliates decreased $0.7 million. A decrease of $0.8 million was due to the return the security deposit of $0.1 million and the payment of engine reserves of $0.7 million to an entity in which the Trust owned an equity interest partially offset by an increase of $0.1 million for management fees due to affiliates.

12. Prepaid Deposits

Prepaid deposits decreased $0.5 million during the period from June 30, 2006 (inception) through December 31, 2006 due to the lessee prepaid lease payments being recognized as revenues.

13. Concentrations of Credit Risk

As of December 31, 2006, the Trustee believes the Trust had no significant concentrations of credit risk that could have a material adverse effect on the Trust other than Continental Airlines, Inc. which leases each of the aircraft owned by PLM CAL I LLC and PLM CAL II LLC, entities in which the Trust owns 26% interest. These assets represent 8% of the total assets of the Trust.

14. Income Taxes

The Trust is not subject to income taxes, as any income or loss is included in the tax returns of the individual beneficial interest holders of the Trust.  Accordingly, no provision for income taxes has been made in the financial statements of the Trust.

15. Pro-Forma Financial Statements

The following pro-forma financial statements present the consolidated financial information of the Trust and the Partnership. These pro-forma financial statements are presented on a historical cost basis not adjusted to liquidation values and do not include any estimate of future costs to liquidate the entities. In addition, none of the business segments are accounted for as discontinued operations. Accordingly, these pro-forma financial statements are not prepared in accordance with generally accepted accounting principles in the United States of America.

PLM EQUIPMENT GROWTH & INCOME FUND VII LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS

15. Pro-Forma Financial Statements (continued)

Assets and liabilities and capital as of December 31, (in thousands of dollars) are as follows:

Assets	2006	2005
Equipment held for operating leases, at cost	$11,105	$60,143
Less accumulated depreciation	(11,105)	(46,815)
Net equipment	--	13,328

Cash and cash equivalents	9,997	6,779
Accounts receivable, less allowance for doubtful accounts of
$0 in 2006 and $34 in 2005	183	1,783
Equity investments in affiliated entities	--	9,668
Other assets, net of accumulated amortization of
$0 in 2006 and $19 in 2005	97	228

Total assets	$10,277	$31,786

Liabilities and capital

Liabilities

Accounts payable and accrued expenses	$2,439	$261
Due to affiliates	176	866
Reserve for repairs	--	921
Equity investments in affiliated entities	539	--
Lessee deposits and prepaid revenues	--	540
Total liabilities	3,154	2,588

Commitments and contingencies

Capital	7,123	29,198

Total liabilities and capital	$10,277	$31,786

Net income from operations for the years ended December 31, (in thousands of dollars) is as follows:

	2006	2005
Revenues
Lease revenue	$13,530	$17,616
Interest and other income	676	336
Gain on disposition of equipment	15,090	1,059
Total revenues	29,296	19,011

Expenses
Depreciation and amortization	2,239	3,941
Operations support	5,951	4,632
Management fees to affiliate	593	666
Interest expense	8	287
General and administrative expenses to affiliates	94	188
Other general and administrative expenses	834	732
Provision for (recovery of) bad debts	14	(10)
Total expenses	9,733	10,436

Equity in net income of equity investments	9,225	232

Net income	$28,788	$8,807

PLM EQUIPMENT GROWTH & INCOME FUND VII LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS

15. Pro-Forma Financial Statements (continued)

The following table presents a summary of the operating results by quarter for the year ended December 31, 2006 (in thousands of dollars):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenues
Lease revenue	$4,226	$3,421	$3,558	$2,325	$13,530
Interest income and other income	68	105	147	356	676
Gain on disposition of equipment	433	653	64	13,940	15,090
Total revenues	4,727	4,179	3,769	16,621	29,296

Expenses
Depreciation and amortization	878	727	500	134	2,239
Operations support	1,494	1,243	1,215	1,999	5,951
Management fees to affiliate	171	129	177	116	593
Interest expense	6	2	--	--	8
General and administrative expenses
to affiliates	23	23	23	25	94
Other general and administrative expenses	222	287	102	223	834
Provision for bad debts	--	--	14	--	14
Total expenses	2,794	2,411	2,031	2,497	9,733
Equity in net (loss) income of equity
investments	(225)	(113)	2,714	6,849	9,225
Net income	$1,708	$1,655	$4,452	$20,973	$28,788

Statements of changes in capital for the years ended December 31, 2006 and 2005 (in thousands of dollars) are as follows:

Total
Capital as of December 31, 2004	$35,126

Net income	8,807

Cash distributions	(14,735)

Capital as of December 31, 2005	29,198

Net income	28,788

Cash distributions	(50,863)

Capital as of December 31, 2006	$7,123

PLM EQUIPMENT GROWTH & INCOME FUND VII LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS

15. Pro-Forma Financial Statements (continued)

Statements of cash flows for the years ended December 31, (in thousands of dollars) are as follows:

	2006	2005
Operating activities
Net income	$28,788	$8,807
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation	2,225	3,891
Amortization	14	50
Amortization on debt placement costs	--	24
Provision for (recovery of) bad debts	14	(10)
Gain on disposition of equipment	(15,090)	(1,059)
Equity in net income from equity investments	(9,225)	(232)
Distributions from equity investments	6,516	2,531
Changes in operating assets and liabilities:
Accounts receivables	1,586	585
Other assets	117	(72)
Accounts payable and accrued expenses	2,178	11
Due to affiliates	(690)	(86)
Reserve for repairs	(471)	(467)
Lessee deposits and prepaid revenues	(540)	157
Net cash provided by operating activities	15,422	14,130

Investing activities
Payments to purchase equipment	--	(1,881)
Payments of acquisition fees to affiliate	--	(84)
Payments of lease negotiation fees to affiliate	--	(19)
Proceeds from liquidations of equity investments	12,916	3,609
Decrease in restricted cash	--	1,998
Collections on finance lease receivable	--	282
Proceeds from disposition of equipment	25,743	2,844
Net cash provided by investing activities	38,659	6,749

Financing activities
Payment of notes payable	--	(4,000)
Cash distributions paid to limited partners and
non-Trustee beneficial interest holders	(48,320)	(13,998)
Cash distributions paid to General Partner and Trustee	(2,543)	(737)
Net cash used in financing activities	(50,863)	(18,735)

Net increase in cash and cash equivalents	3,218	2,144
Cash and cash equivalents at beginning of period	6,779	4,635
Cash and cash equivalents at end of period	$9,997	$6,779

Supplemental information
Interest paid	$8	$263

16. Subsequent Events

On January 18, 2007, the Trust disposed of an owned marine vessel for sales proceeds of $7.5 million.

On January 24, 2007, the Trust declared a cash distribution of $2.75 per unit of beneficial interest which was paid on January 31, 2007. The total amount distributed was $14.4 million of which $0.7 million was distributed to the Trustee, reflecting its beneficial interest in the Trust, and $13.7 million was distributed to the other holders of beneficial interest in the Trust.

PLM EQUIPMENT GROWTH & INCOME FUND VII LIQUIDATING TRUST
(A Trust)
INDEX OF EXHIBITS

Exhibit			Page

4.		Third Amended and Restated Limited Partnership Agreement of Partnership.	*

4.	1	First Amendment to the Third Amended and Restated Limited Partnership Agreement.	*

4.	2	Second Amendment to the Third Amended and Restated Limited Partnership Agreement.	*

4.	3	Third Amendment to the Third Amended and Restated Limited Partnership Agreement.	*

4.	4	Fourth Amendment to the Third Amended and Restated Partnership Agreement.	*

4.	5	Plan of Dissolution and Liquidation dated as of June 30, 2006 between PLM Equipment Growth & Income Fund VII and PLM Financial Services, Inc..	*

4.	6
Liquidating Trust Agreement dated as of June 30, 2006 by and between PLM Equipment Growth & Income Fund VII as grantor and PLM Financial Services, Inc. as the Trustee for PLM Equipment Growth & Income Fund VII Liquidating Trust.
			*

10.	1	Management Agreement between Trust and PLM Investment Management, Inc..	*

10.	2	PLM CAL I LLC operating agreement dated June 4, 2004.	*

10.	3	PLM CAL II LLC operating agreement dated June 4, 2004.	*

10.	4	PLM CAL I LLC equipment purchase agreement dated August 26, 2004.	*

10.	5	PLM CAL II LLC equipment purchase agreement dated August 26, 2004.	*

10.	6	Trust Indenture and Mortgage 645 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I.	*

10.	7	Trust Indenture and Mortgage 646 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I.	*

10.	8	Trust Indenture and Mortgage 647 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II.	*

10.	9	Trust Indenture and Mortgage 648 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II.	*

10.	10	Trust Indenture and Mortgage 645 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I.	*

10.	11	Trust Indenture and Mortgage 646 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I.	*

10.	12	Trust Indenture and Mortgage 647 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II.	*

10.	13	Trust Indenture and Mortgage 648 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II.	*

10.	14	Lease Agreement dated as of November 19, 2004 by and among CFHS Holdings, Inc., CFHS Equipment Holdings Trust and CFHS Leasing, LLC.	*

10.	15
Container Purchase Agreement dated as of September 27, 2006 by and among the Trust, PLM Equipment Growth Fund VI Liquidating Trust, Professional Lease Management Income Fund I, L.L.C., PLM Financial Services, Inc., and CAB Container Partners.
			*

10.	16	Purchase Agreement (N14645) dated as of December 1, 2006 between PLM CAL I LLC and Dougherty Air Trustee, LLC.	*

10.	17
Purchase and Sale Agreement dated as of December 4, 2006 by and among Capital Lease Limited, Capital Lease GmbH, PLM Financial Services, Inc., the Trust, PLM Equipment Growth Fund VI Liquidating Trust and Professional Lease Management Income Fund I Liquidating Trust.
			*

10.	18	Purchase Agreement (N16648) dated as of December 6, 2006 between PLM CAL II LLC and Dougherty Air Trustee, LLC.	*

10.	19
Aircraft and Equipment Sale Agreement dated as of December 4, 2006 between PLM Financial Services, Inc., not in its individual capacity but solely as owner trustee, and Apollo Aviation Capital, L.L.C..
			*

10.	20	Memorandum of Agreement dated as of November 27, 2006 between Leader Vessel Limited Partnership and Bulk Leader, Inc..	*

10.	21	Aircraft Purchase Agreement dated as of December 29, 2006 among PLM Financial Services, Inc. and Wells Fargo Bank Northwest, National Association.	*

10.	22	Memorandum of Agreement dated as of November 27, 2006 between Crusader Vessel Limited Partnership and Bulk Crusader, Inc..	*

14		PLM Financial Services Inc. Code of Ethics.	37

31.	1	Certification of President Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	38

31.	2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	39

32.	1	Certification of President Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	40

32.	2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	41

* Incorporated by reference. See pages 13 through 16 of this report.